Form 10QSB
period 1996-09-30
VISUAL EDGE SYSTEMS INC
filed 1996-11-12
CIK 1015172

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 UNITED STATES

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-11770

For the transition period from _________________ to ______________________

                            VISUAL EDGE SYSTEMS INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                    13-3778895
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)


       2424 NORTH FEDERAL HIGHWAY, SUITE 100, BOCA RATON, FLORIDA  33431
                    (Address of principal executive offices)

                                 (561) 750-7559
              (Registrant's telephone number, including area code)

                                      N/A

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes   X     No
                                              -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At September 30, 1996, there were 4,615,000 shares of common stock at a $.01 par value per share.



                                   --  1  --

                            VISUAL EDGE SYSTEMS INC.

                               TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Condensed Balance Sheets                                            3
              December 31, 1995 and September 30, 1996

         Condensed Statements of Operations                                  4
              Three and Nine Months Ended September 30, 1996 and
              1995 and period from inception to September 30, 1996

         Condensed Statements of Cash Flows                                  5
              Nine Months Ended September 30, 1996 and 1995
              and period from inception to September 30, 1996

         Notes to Consolidated Condensed Financial Statements              6 & 7

ITEM 2.  Management's Discussion and Analysis of Results of                  8
              Operations and Financial Condition

         Signature                                                           9

PART II  OTHER INFORMATION                                                  10


                                   --  2  --

                           VISUAL EDGE SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                  September 30,
                                                                      1996         December 31,
                                                                  (unaudited)          1995
                                                                  -------------    ------------
ASSETS
CURRENT ASSETS:
   Cash & Cash Equivalents                                        $3,601,252          $    558
   Other Current Assets                                               26,100                --
                                                                  ----------          --------

     Total Current Assets                                          3,627,352               558
                                                                  ----------          --------

   Fixed assets, net                                                 608,472           606,434
   Product development costs                                         527,594
   Deferred organization costs, net                                  100,484            26,485
   Advance royalties                                                 300,000                --
   Other assets                                                       28,338                --
                                                                  ----------          --------
     TOTAL ASSETS                                                 $5,192,240          $633,477
                                                                  ==========          ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES:
   Accounts Payable & Accrued Expenses                            $  411,868          $282,980
                                                                  ----------          --------

     TOTAL CURRENT LIABILITIES                                    $  411,868          $282,980
                                                                  ----------          --------

   Note Payable to Bank                                                   --           400,000
                                                                  ----------          --------

     Total Liabilities                                               411,868           682,980
                                                                  ----------          --------

STOCKHOLDERS' EQUITY:
   Preferred Stock (see prospectus)                                       --                --
   Common Stock, $.01 par value, 20,000,000 shares
   Authorized, 4,615,000 shares issued and outstanding                46,150            30,000
   Additional paid-in capital                                      6,478,941           385,460
   Deficit accumulated during the development stage               (1,744,719)         (464,963)
                                                                  ----------          --------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          4,780,372           (49,503)
                                                                  ----------          --------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $5,192,240          $633,477
                                                                  ==========          ========

                           VISUAL EDGE SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 Nine Months Ended            Three Months Ended         Period from Inception
                                                    September 30,                 September 30,            July 15, 1994 to
                                              --------------------------    --------------------------        September 30
                                                  1996           1995           1996           1995               1996
                                              -----------      ---------    -----------      ---------        -----------
REVENUE
Product Sales                                 $         -      $       -    $         -      $       -        $     7,267
License Fees                                            -              -              -              -            125,000
                                              -----------      ---------    -----------      ---------        -----------
  Total Revenue                                         -              -              -              -            132,267
                                              -----------      ---------    -----------      ---------        -----------

COST OF SALES                                           -              -              -              -             44,167
                                              -----------      ---------    -----------      ---------        -----------
SELLING AND ADMINISTRATIVE EXPENSES:
Licensing Fee                                     600,000              -        600,000              -            600,000
Other Selling & Administrative Expense            654,483        289,917        500,113        280,705          1,201,706
                                              -----------      ---------    -----------      ---------        -----------

TOTAL SELLING AND ADMINISTRATIVE                1,254,483        289,917      1,100,113        280,705          1,801,706
                                              -----------      ---------    -----------      ---------        -----------

OPERATING LOSS                                 (1,254,483)      (289,917)    (1,100,113)      (280,705)        (1,713,606)
  Interest Income / (Expense)                     (25,274)             -          5,472              -            (30,392)
                                              -----------      ---------    -----------      ---------        -----------

NET LOSS BEFORE INCOME TAXES                   (1,279,757)      (289,917)    (1,094,641)      (280,705)        (1,743,998)
  Provision for Income Taxes                            -           (721)             -              -               (721)
                                              -----------      ---------    -----------      ---------        -----------

NET LOSS                                      $(1,279,757)     $(290,638)   $(1,094,641)     $(280,705)       $(1,744,719)
                                              ===========      =========    ===========      =========        ===========

LOSS PER SHARE                                $    ( 0.28)     $  ( 0.10)   $    ( 0.24)     $  ( 0.09)       $    ( 0.38)
                                              ===========      =========    ===========      =========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING             4,615,000      3,000,000      4,615,000      3,000,000          4,615,000
                                              ===========      =========    ===========      =========        ===========

                           VISUAL EDGE SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOW

                                                                Nine Months Ended         Period from Inception
                                                                  September 30               July 15, 1994 to
                                                           --------------------------          September 30
                                                               1996           1995                 1996
                                                           -----------     ----------          ------------
OPERATING ACTIVITIES:
     Net Loss                                              $(1,279,757)     $(290,638)         $(1,744,719)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and Amortization                             156,287                             218,671
     Deferred Organization Costs                               (73,999)       (23,534)            (100,484)
     Increase in Accounts Payable & Accrued Expenses           128,888                             411,868
     Increased in Advanced Royalties                          (300,000)                           (300,000)
     Increase in Current Assets                                (26,100)                            (26,100)
     Increase in Other Assets                                  (28,338)                            (28,338)
                                                           -----------      ---------          -----------

      NET CASH USED IN OPERATING ACTIVITIES                 (1,423,019)      (314,172)          (1,569,102)
                                                           -----------      ---------          -----------
INVESTING ACTIVITIES:
     Capital Expenditures                                     (158,668)      (226,600)            (829,844)
     Development Costs                                        (527,594)                           (527,594)
                                                           -----------      ---------          -----------

      Net Cash Used in Investing Activities                   (686,262)      (226,600)          (1,357,438)
                                                           -----------      ---------          -----------
FINANCING ACTIVITIES:

     Proceeds from Issuance of common stock &                6,109,974          1,000            6,525,092
          warrants, net of offering cost.                                     402,700              402,700
     Loans from Shareholders                                  (400,000)                           (400,000)
     Payment of Bank Loan                                      515,000        150,000              515,000
     Proceeds of Bank Loan                                   1,100,000                           1,100,000
     Proceeds of Bridge Loan                                  (515,000)                           (515,000)
     Payment of Bank Loan                                   (1,100,000)                         (1,100,000)
     Payment of Bridge Loan                                -----------      ---------          -----------

                                                             5,709,974        553,700            6,527,792
      NET CASH PROVIDED BY FINANCING ACTIVITIES            -----------      ---------          -----------
                                                             3,600,694         12,928            3,601,251
      NET INCREASE IN CASH
                                                                   558
      CASH AT BEGINNING OF PERIOD                          -----------      ---------          -----------
                                                           $ 3,601,252      $  12,928          $ 3,601,251
      CASH AT END OF PERIOD                                ===========      =========          ===========


                                   -- 5 --

                           VISUAL EDGE SYSTEMS INC.
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS
                                  (UNAUDITED)


(1)    DESCRIPTION OF BUSINESS

       Visual Edge Systems Inc. (the "Company") was organized to develop and market personalized videotape golf lessons featuring One-on-One instruction by leading professional golfer Greg Norman. To date, the Company has focused its efforts on developing computer software and hardware which digitally combines actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce a One-on-One videotape golf lesson. The Company's One-on-One personalized videotape golf lesson analyzes a golfer's swing by comparing it to Greg Norman's swing at several different club positions from two camera angles using Greg Norman's pre-recorded individualized instructional commentary and analysis and computer graphics to highlight important golf fundamentals intended to improve a golfer's performance.

       The Company was incorporated in July 1994 and commenced operations in January 1995. The Company is a development stage company which has not commenced generating revenue from its planned primary business activities. Since the Company's inception, it has been primarily engaged in product development, market testing its products, recruitment of key personnel, raising capital and preparing the software and videotaped coaching instructions used in the production of its products. As a consequence, the Company has not generated any revenue of substance from operations to date.

(2)    UNAUDITED INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited, condensed interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and reflect all adjustments (consisting of normal recurring adjustments by the Company) which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company and the results of its operations as of and for the nine months ended September 30, 1996 and 1995. Results for the nine months ended September 30, 1996 are not necessarily indicative of results which could be expected for the entire year.

       While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's July 24, 1996 initial public offering prospectus and Amendment No. 2 to the Company's Registration Statement, Form SB-2.

(3)    LOSS PER SHARE

       For the periods prior to the initial public offering completed on July 24, 1996 per share information was computed pursuant to the rules of the Securities and Exchange Commission (SEC), which requires that common stock issued by the Company during the 12 months immediately preceding the Company's initial public offering, plus the number of common shares issuable pursuant to the grant of stock options during the same period, be included in the shares outstanding using the treasury stock method.

       For the periods subsequent to the consummation of the initial public offering, per share information is computed using the weighted average number of common shares and common share equivalents outstanding when applying the treasury stock method. Common share equivalents result from outstanding options and warrants to purchase Common Stock. Common share equivalents have not been included in computed net loss per share since the effect would have been antidilutive.

(4)    NEW ACCOUNTING PRONOUNCEMENTS

       In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in 1996. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro-forma net income and loss per share as if such method had been used to account for stock-based compensation as described in the Statement.

                                   --  6  --

                           VISUAL EDGE SYSTEMS INC.
                         (A DEVELOPMENT STAGE COMPANY)


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS
                                  (UNAUDITED)



(5)    COMMON STOCK

       In July 1996, the Company sold 1,300,000 shares of common stock and redeemable warrants to purchase 1,300,000 shares of common stock to the public at $5.00 per share and $.10 per warrant resulting in net proceeds to the Company, after offering costs, of approximately $5,765,065. In August, 1996, the Underwriters exercised their over allotment which resulted in additional new proceeds to the Company of $475,000.


       In April 1996, three shareholders transferred 300,000 shares of Common Stock to Greg Norman, upon his exercise of an option granted to him pursuant to the terms of the Shareholders Agreement and Greg Norman License.














                                   --  7  --

                           VISUAL EDGE SYSTEMS INC.
                         (A DEVELOPMENT STAGE COMPANY)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

The Company is a development stage company and has generated no revenue during the three month and nine month periods ended September 30, 1996. The Company commenced introduction and marketing computerized videotape golf lessons, featuring One-on-One instruction by leading professional golfer Greg Norman, during October 1996. Initially, the product is being primarily introduced to the golf tournament market in Florida.

Through September 30, 1996, the Company focused its efforts on developing and upgrading its proprietary hardware, software, video products, and mobile video capturing and processing production units. The first mobile and training units were completed during September 1996.

Selling and administrative expenses increased considerably in both the three and nine month periods September 30, 1996 by approximately $219,000 or 78% and $365,000 or 126%, respectively, as compared to the same periods in the prior year. The expenses consisted primarily of start-up, payroll, marketing, and other administrative expenses. A significant portion of the Company's disbursements during the third quarter represent investment in product development ($527,594) and fixed assets ($158,668). At September 30, 1996, the Company's cumulative investment in product development and fixed assets aggregated ($527,594) and ($829,844), respectively.


LIQUIDITY AND CAPITAL RESOURCES

During July 1996, the Company sold 1,395,000 shares of Common Stock and 1,395,000 Redeemable Warrants to the public. Net proceeds of such sales totaled $5,509,183. Subsequently, the Company repaid its bank loan ($515,000) to a bank and a "Bridge Loan" ($1,100,000) arranged by Whale Securities Co., LP.

At September 30, 1996, the Company's cash and marketable securities balance was $3,627,352 and the Company was debt free.

Other than planned purchases of operating equipment, no significant expenditures are anticipated for the remainder of 1996. Management of the Company believes that existing working capital and Projected funds to be generated from operations will be sufficient to cover the Company's anticipated capital needs in connection with its present plans for roll-out mobile production units in the initial test and introductory markets.

THIRD PARTY REPORTS

The Company does not make financial forecasts or projections nor endorse the financial forecasts or projections of third parties nor does it comment on the accuracy of third party reports. The company does not participate in the preparation of the reports or the estimates given by the analysts. Analysts who issue financial reports are not privy to non-public financial information. Any purchase of the Company's securities based on financial estimates provided by analysts or third parties is done entirely at the risk of the purchaser.


                                   --  8  --

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              Visual Edge Systems, Inc.


November 12, 1996                          By: /s/ Ami Trauber
                                              -----------------------------
                                              Ami Trauber
                                              Chief Financial Officer
                                              (Principal Financial Officer)













                                   --  9  --

                            VISUAL EDGE SYSTEMS INC.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         The Company is not presently subject to any material litigation.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits
             (27) Financial Data Schedule
         (b) Reports on Form 8-K
             None












                                   --  10  --