Form 10KSB40
period 1996-12-31
VISUAL EDGE SYSTEMS INC
filed 1997-03-03
CIK 1015172

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                -------------

                                 FORM 10-KSB

(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1996
                         --------------------------

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------   -------------

                       Commission file number     0-11770
                                             -----------------

                            VISUAL EDGE SYSTEMS INC.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                  13-377-8895
         -------------------------------                   -------------------
         (State or other jurisdiction of                    (I.R.S Employer
          incorporation or organization)                   Identification No.)

2424 North Federal Hwy., Suite 100, Boca Raton, Florida            33431
-------------------------------------------------------       --------------
        (Address of principal executive offices)                (zip code)

                                 (561) 750-7559
                        -------------------------------
                        (Registrant's telephone number,
                              including area code)

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                                 Name of each exchange
     -------------------                                  on which registered
                                                         ---------------------
            None                                                   None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
        Redeemable Warrants, each to purchase one share of Common Stock
        ---------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes  [X]      No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant did not generate any revenues in the fiscal year ended December 31, 1996.

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of February 20, 1997 was $15,170,625, based on the last sale price ($10.875) of the Registrant's Common Stock, $.01 par value per share, reported on the Nasdaq SmallCap Market on February 20, 1997.

         As of February 20, 1997, 4,615,000 shares of the Registrant's Common Stock were outstanding and 1,495,000 of the Registrant's Warrants were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 1996 are incorporated by reference into Part III of this Form 10-KSB.

         The Registrant did not generate any revenues in the fiscal year ended December 31, 1996.

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of February 20, 1997 was $15,170,625, based on the last sale price ($10.875) of the Registrant's Common Stock, $.01 par value per share, reported on the Nasdaq SmallCap Market on February 20, 1997.

         As of February 20, 1997, 4,615,000 shares of the Registrant's Common Stock were outstanding and 1,495,000 of the Registrant's Warrants were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 1996 are incorporated by reference into Part III of this Form 10-KSB.

                            VISUAL EDGE SYSTEMS INC.
                         1996 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS
                               -----------------

                                                                                                            PAGE
                                                                                                            ----
                                                 PART I

Item 1.          Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.          Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
Item 3.          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 4.          Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . .  10

                                                PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . .  11
Item 6.          Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . .  12
Item 7.          Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 8.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

                                                PART III

Item 9.          Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . .  30
Item 10.         Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
Item 11.         Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . .  30
Item 12.         Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . .  30

                                                PART IV

Item 13.         Exhibits, Financial Statements Schedules, and Reports on Form 8-K . . . . . . . . . . . . .  31

                                     PART I

ITEM 1.  BUSINESS

                 The Company was incorporated in July 1994 and commenced operations in January 1995. Since the Company's inception, it has been primarily engaged in the development and marketing of videotape golf lessons featuring personalized One-on-One instruction by leading professional golfer Greg Norman. The Company sells its products under the name One-on-One with Greg Norman.(TM)

INDUSTRY OVERVIEW

                 Golf has become an increasingly popular form of sport in recent years. According to the National Golf Foundation, consumer spending on golf-related activities, including green fees, golf equipment and related merchandise, increased from approximately $12.7 billion in 1989 to approximately $15.1 billion in 1994. The Company believes that this trend is due largely to the aging of the general population as well as baby boomers, whose income and leisure time spent on recreational activities have been increasing. According to the National Golf Foundation, golfers are generally well-educated, high income, young to middle-aged adult males, a target market with attractive demographics and significant spending power. Also, it is estimated that there are more female golfers enjoying the sport than ever before.

                 The number of golfers, golf courses and driving ranges has also increased and golf industry participants have sought to increase public awareness and provide greater access to golfers of all ages and income levels. According to the National Golf Foundation, there are approximately 15,000 public and private courses and, according to the Golf Range and Recreational Association, 1,900 to 2,300 stand-alone driving ranges in the United States today. In addition, the National Golf Foundation has estimated that there are currently 1,850 golf courses under construction in the United States. It is also estimated that golfers spend approximately $440 million annually on golf lessons. The Company believes that golfers are motivated to continually improve their play and that video is an effective method of delivering instruction. The Company believes that the capabilities of its software, including its ability to produce instructional commentary by Greg Norman and synchronized, "split-screen" comparisons with Greg Norman's swing, coupled with consumer recognition and appeal of Greg Norman, differentiate the Company's products from competing products and position the Company to capitalize on the growing popularity of golf.

PRODUCTS

                 The Company's One-on-One personalized videotape golf lesson analyzes a golfer's swing by comparing it to Greg Norman's swing at several different club positions from two camera angles using Greg Norman's pre-recorded instructional commentary and analysis and computer graphics to highlight important golf fundamentals intended to improve a golfer's performance. The Company's products, through the use of synchronized "split-screen" comparisons to Greg Norman's swing, are designed to enable golfers to make meaningful self-observations to improve their play. In each of the Company's video golf lessons, Greg Norman emphasizes the importance of the relevant golf fundamental, comments on the golfer's execution of the fundamental and summarizes the key fundamentals to remember. The Company's products include the following right and left-handed, full swing personalized One-on-One golf lessons with Greg Norman:

                 - The Basic Fundamentals: The Company's basic fundamental golf lesson is designed for golfers of all skill levels and is approximately 45 minutes. The Company has developed three versions of this lesson, each focusing on a different body and swing type.

                 - The Basic Fundamentals for Senior Golfers: The Company's senior lesson is intended for male and female senior golfers who typically have more limited range of motion. It is approximately 45 minutes.

                 - The Basic Fundamentals of Female Golfers: The Company's female lesson is designed for a female golfer and includes a professional female golfer to provide additional comparisons. It is approximately 45 minutes.

                 - The Swing Plane: The Company's advanced golf lesson is designed primarily for golfers who have taken the standard lesson and for lower handicap golfers and is approximately 30 minutes.

                 - The Follow-Up: This self-comparison video lesson is designed to permit golfers to compare two swings taken at different times to Greg Norman's swing to measure improvement or deterioration through the use of triple "split-screen" video. Golfers are able to store several swings on a computer diskette which may be incorporated into a self-comparison One-on-One video at any time.

                 The Company's products sell for $19.95 to $49.95 and are available on VHS videotape format. The Company also expects to make personalized video golf lessons available on CD-ROM in the future. In addition, the Company plans to develop additional One-on-One video golf lessons, including short game lessons designed to focus on short iron play, chipping and pitching, sand play lessons and putting lessons. In the event the Company is able to meet its business objective, the Company believes that potential opportunities exist for the application of its One-on-One concept to the sports of bowling, tennis and baseball. There can be no assurance that the Company will be able to successfully develop any of these proposed additional sports.

RELATIONSHIP WITH GREG NORMAN

                 Greg Norman, currently the number one player in the world according to the SONY golfer ranking system, is a two-time British Open winner, was awarded the Varden Trophy for the lowest average score on the PGA Tour in 1989, 1990 and 1994 and was named the 1995 PGA Player of the Year. The Company's proposed business and prospects are dependent upon the Company's continued association with Greg Norman.

                 Pursuant to a license agreement dated March 1, 1995, by and among the Company, Greg Norman and Great White Shark Enterprises, Inc. (the "Greg Norman License"), Greg Norman agreed to grant to the Company a worldwide license to use his name, likeness and endorsement in connection with the production and promotion of the Company's products. Greg Norman also agreed to grant to the Company the right to use any trademarks owned by him (except for the "Shark" logo). The agreement provides that the continued use of the license by the Company is conditioned upon guaranteed payments aggregating $3.3 million during the three-year period commencing July 1, 1996 (the "Initial Term") to be applied against a royalty equal to 8% of the Company's net revenues from product sales. "Net revenues" is defined as revenues less costs associated with discounts, allowances, payments to golf clubs, driving ranges or golf professionals, sales tax and returns, not to exceed 20% of product sales.

                 Under the agreement, the Company is required to make payments aggregating $600,000, $1,000,000 and $1,700,000, respectively, during each of the years commencing July 1, 1996, 1997 and 1998, whether or not the Company derives any revenues from product sales. Such annual payments are payable on a quarterly basis. The Company has the option to renew the agreement for two additional five-year periods. In the event of renewal, the Company is obligated to make guaranteed payments of $1,300,000 during the first year of any renewal term, increasing by $100,000 for each successive year. In connection with the agreement, in April 1996, certain principal stockholders of the Company transferred an aggregate of 300,000 shares of Common Stock owned by them to Mr. Norman pursuant to an option held by Mr. Norman.

                 The Company has the right to require Greg Norman to be available, subject to his commitments to the PGA Tour and other golf tours and contractual commitments, to produce the Company's products and make promotional appearances to market such products and to play with individuals who achieve a hole-in-one in a tournament who has purchased the Company's Ultimate Hole-in-One prize. Greg Norman is required to be available to the Company on three days, one day and two days during the first, second and third year, respectively, of the Initial Term, and two days during each year of any renewal term. In order to assist the Company in developing its products and if a tournament participant achieves a hole-in-one, Greg Norman has agreed to make himself available, at a cost of $50,000 per day or $50,000 per hole-in-one and subject to his schedule and convenience, for additional days in 1997 for the purpose of filming personalized One-on-One golf video lessons. Greg Norman has the right to approve prototypes and finished products and related advertising and promotional materials and may withhold his consent under certain circumstances. The agreement also requires Greg Norman to make himself available for medical exams for the purpose of assisting the Company in obtaining up to $10 million in "key-man" insurance on his life, which policy is now in effect. The Company has agreed to indemnify Greg Norman against any liability arising out of the Greg Norman License.

                 The Greg Norman License prohibits Greg Norman from granting similar rights to any person with respect to any concept which is the same as or confusingly similar to the Company's concept or products. "Products" means a videotape or CD-ROM or printed versions or other similar medium that is given or sold to a consumer upon use of the concept in which Greg Norman's golf swing or any other golf professional's golf swing is compared to the user's golf swing using audio and video analysis of both swings. For purposes of the agreement, however, the self-instructional golf video product Better Golf featuring Greg Norman or any other form of golf instructional video or multi-media presentation for teaching golf techniques are not deemed to be the same as or confusingly similar to the Company's concept or proposed products.

                 Greg Norman may terminate the agreement in the event the Company fails to make any payment, breaches the agreement, is declared bankrupt or becomes insolvent, assigns its assets for the benefit of creditors, consents to the appointment of a receiver or trustee or winds up or ceases to carry on its business. The Company may terminate the agreement in the event Greg Norman dies, voluntarily enters a substance abuse program, commits an act that results in a criminal conviction damaging to his reputation or good will or breaches any material term of the agreement.

                 The Company may assign the agreement to an affiliated entity and enter into distribution agreements with third parties with respect to product sales. The Company has no right to sublicense its rights under the agreement to a third party without the prior consent of Greg Norman.

                 To date, the Company has focused its efforts on developing computer software which digitally combines actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce One-on-One videotape golf lessons. The Company's software was developed on behalf of the Company by Thomas Peters, Director of Software Development of the Company. Mr. Peters has entered into a confidentiality agreement with the Company, has agreed, pursuant to his employment agreement, to devote all of his business time to the Company's affairs and has assigned to the Company all of his right, title and interest in and to any invention relating to or used in connection with the Company's One-on-One products which he developed while engaged by the Company. Mr. Peters has independently developed additional software features for Smart View, a company he controls; the Company is evaluating this software and may elect to license it for use in connection with its One-on-One products. Such features would provide the ability to size and superimpose a golfer's image onto that of Greg Norman.

MARKETING AND DISTRIBUTION

                 Marketing Strategy

                 The Company's primary marketing strategy is to sell One-on-One videotapes on a prearranged basis to various organizers of amateur corporate, charity and member golf tournaments (who typically offer gifts to tournament participants), golf professionals at private and daily fee golf courses and driving ranges and event planners who arrange indoor corporate events such as new store openings, convention and trade shows, in-store retail promotions and sales meetings.

                 Target Markets

                 The Company believes that its primary target markets will include:

                 Amateur Golf Tournaments. The Company believes that private and public golf courses present a significant opportunity to sell personalized One-on-One videotape golf lessons. The Company has targeted private and public golf courses which host corporate, charity and member tournaments and whose sponsors typically offer gifts such as golf umbrellas, golf bag towels, golf balls or golf shirts to tournament participants. The Company believes there is a significant opportunity for product and promotional "tie-ins" with these potential corporate and charity sponsors.

                 Golf Courses and Golf Professionals. The Company has focused its marketing efforts on golf professionals at private and public golf courses. The Company believes that golf professionals will be willing to use the Company's products as instructional tools to enhance the marketing and quality of golf lessons given to their students and as a participant gift in member-guest tournaments.

                 Driving Ranges. The Company has identified driving ranges as a potentially significant market for the Company's One-on-One videotapes. Driving ranges generally conduct a substantial portion of their business during the evenings and on weekends. The Company intends to market its products at driving ranges during evening hours to complement its marketing efforts to private and public golf courses during the daytime.

                 Other Potential Markets. The Company also believes that travel agents who plan golf trips, golf specialty shops and sporting goods retailers and professional golf tournaments are also potential markets for the Company's products, as well as event planners who arrange indoor and outdoor events such as conventions and trade shows, new store openings, sales meetings and seminars and in-store retail promotions.

                 Distribution Strategy

                 The Company's has developed mobile One-on-One vans equipped with video and personal computer equipment to market, promote and produce the Company's products. The Company has positioned and will position such vans in selected geographic areas that will serve golf courses and driving ranges throughout the United States. The Company has placed its first seven vans in Florida (3), Georgia, Texas, Arizona and Southern California.

                 Strategic Relationships

                 The Company may also seek to enter into strategic relationships with third parties relating to product marketing and distribution. Potential marketing partners may include golf industry participants, such as organizers of golf tournaments and companies that offer hole-in-one insurance.

                 In November 1995, the Company entered into a distribution agreement with Visual Edge Systems Australia Pty. Ltd. ("Vesa"), an unaffiliated third party, pursuant to which the Company granted to Vesa the exclusive right to distribute One-on-One products in Australia, New Zealand and Indonesia. In connection with the agreement and upon delivery of the Company's initial version of its product, the Company received a non-refundable payment of $125,000 to be applied against future royalties, and is entitled to receive a royalty of $5.00 for each videotape sold. During the second and third years of the agreement, the Company is entitled to receive aggregate guaranteed royalties of $700,000. In addition, the agreement provides for certain profit sharing arrangements.

                 The Company has recently commenced its marketing activities and has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company's strategy and preliminary and future marketing plans may be subject to change as a result of a number of factors, including progress or delays in the Company's marketing efforts, changes in market conditions (including the emergence of potentially significant related market segments), the nature of possible license and distribution arrangements which may become available to it in the future and competitive factors. There can be no assurance that the Company's strategy will result in successful product commercialization or that the Company's efforts will result in initial or continued market acceptance for the Company's products.

PRODUCTION

                 The Company's One-on-One products are made possible by relatively recent advancements in the capabilities of affordable desktop personal computers to process, manipulate and edit digital video information. Creation of a One-on-One videotape involves videotaping a golfers' swing, editing and production of a videotape. Videotaping involves the operation of video equipment, including three cameras, a small television monitor, a video cassette recorder and power supply. Editing involves the use of a computer and monitor, a scan converter and video cassette recorder and consists of editing the video footage of a golfer, synchronizing and sizing the golfer's swing to Greg Norman's swing and identifying key clubhead and body positions. In the final videotape production stage, the Company's software scans the videotape to locate the first blank segment where it records a "split-screen' image of Greg Norman and the golfer at similar club positions. Using pre-recorded film and audio footage stored in the computer's memory, the software creates computer graphics designed to illustrate comparisons to Greg Norman's swing and chooses appropriate verbal instructions and analytical comments from Greg Norman. The Company anticipates that a Company employee will operate videotaping equipment at the first tee, driving range or other suitable location to videotape a golfer's swing which would be edited inside the One-on-One van to create a personalized video golf lesson in approximately 20 minutes.

COMPETITION

                 The Company will face intense competition for a finite amount of consumer discretionary spending from numerous other businesses in the golf industry and related market segments. The Company will compete with numerous other products and services which provide golf instruction, including instructional golf videotapes, golf software used to analyze golf swings and golf courses, golf schools and professionals who offer video golf lessons, which may be less expensive or provide other advantages to consumers.

                 Various instructional golf videotapes currently being marketed by leading golf professionals and instructors such as Jack Nicklaus, Tom Kite, Nick Faldo, David Leadbetter, Jim McLean and Greg Norman, including Better Golf and Shark Attack, among others, featuring Greg Norman, have achieved significant national, regional and local consumer recognition. These products are marketed by companies with substantially greater financial, marketing, distribution, personnel and other resources than the Company, permitting such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets.

                 In addition, certain companies offer both hardware and software to golf professionals for use in connection with golf lessons. Such companies include Astar, Inc., Vivid Visions, Inc. and Golf Training Systems, Inc. The Company believes that such companies offer hardware and software at prices ranging from $4,500 to $20,000. Certain companies also offer computer software to permit a golfer to analyze a golf swing, such as David Leadbetter's Computer Coach, which sells at a price of $59.95.

                 The instructional golf video segment of the industry has no substantial barriers to entry and, consequently, the Company expects that other companies which have developed software technologies may seek to enter into the Company's target markets and compete directly against the Company. There can be no assurance that other companies are not developing or will not seek to develop similar products.

                 The Greg Norman License prohibits Greg Norman from granting similar rights to any person with respect to any concept which is the same as or confusingly similar to the Company's concept or proposed products. Notwithstanding this prohibition, the self-instructional golf video product known as Better Golf featuring Greg Norman or any other form of golf instructional video or multi-media presentation for teaching golf techniques are not deemed the same as or confusingly similar to the Company's concept or products. There can be no assurance that the Company will be able to compete successfully.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

                 The Company has filed a patent application with the United States Patent and Trademark Office covering certain aspects of its digital video editing and production process. There can be no assurance, however, as to the breadth or degree of protection which patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Rapid technological developments in the computer software industry results in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its products do not and will not infringe patents or violate proprietary rights of others, the Company has not conducted any investigation to determine whether its products infringe patents or violate proprietary rights of others, and it is possible that infringement of existing or future patents or proprietary rights of others have occurred or may occur. In the event the Company's products infringe patents or proprietary rights of others, the Company may be required to modify the design of its products or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement action and the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

                 The Company relies on proprietary processes and to employ various methods to protect the concepts, ideas and documentation of its products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes or obtain access to the Company's proprietary processes, ideas and documentation. Furthermore, although the Company intends to enter into confidentiality agreements with its employees, there can be no assurance that such arrangements will adequately protect the Company.

                 The Company has filed a trademark application with the United States Patent and Trademark Office, on behalf of Greg Norman, for the mark One-on-One with Greg Norman(TM) and may use this mark, as well as all other trademarks owned by Greg Norman (except the "Shark" logo) in connection with the marketing of its products. The Company's rights in these marks may be a significant part of the Company's proposed business. The Company is not aware of any claims or infringement or other challenges to the Company's rights to use these marks.

EMPLOYEES

                 As at December 31, 1996 the Company employed (directly or indirectly) seven executive employees and 15 employees involved in the operation of its office and vans.

EXECUTIVE OFFICERS OF THE COMPANY

         The following are the executive officers of the Company:

 Name                                       Age   Position
 ----                                       ---   --------
 Earl T. Takefman  . . . . . . . . . . .     46   Chief Executive Officer and Director

 Alan L. Lubell  . . . . . . . . . . . .     58   Chairman of the Board and Vice
                                                  President - Product Development

 Richard Parker  . . . . . . . . . . . .     35   President and Chief Operating Officer

 Ami Trauber(1)  . . . . . . . . . . . .     57   Chief Financial Officer

 Thomas Peters . . . . . . . . . . . . .     51   Director of Software Development

 Peter Gorski  . . . . . . . . . . . . .     41   Vice President of Operations

----------------

(1) Mr. Trauber's relationship with the Company was terminated on February 28, 1997.

         Earl T. Takefman, a co-founder of the Company, has been Chief Executive Officer of the Company since March 1995. Prior to founding the Company, Mr. Takefman was Co-Chief Executive Officer of SLM International, Inc. ("SLM"), a publicly traded toy and sporting goods company, from December 1989 to August 1994. SLM filed for protection under Chapter 11 of the U.S. Bankruptcy Code in October 1995. From 1980 to 1989, prior to joining SLM, Mr. Takefman was Chief Operating Officer of Charan Industries ("Charan"), a publicly traded Canadian toy and sporting goods company. Mr. Takefman received a Bachelor of Architecture degree in 1971 and a Masters of Business Administration degree from McGill University in Montreal, Canada in 1973.

         Alan L. Lubell, a co-founder of the Company, has been Chairman of the Board of the Company since July 1994 and Vice President - Product Development since May 1996. Prior to founding the Company, Mr. Lubell had been an entrepreneur in the area of sports television. From 1977 to July 1994, Mr. Lubell served as President of Marathon Entertainment, a sports television company which he founded that created many events and programs that were sold to television stations and networks and national advertisers. Among the events developed, packaged and produced by Marathon Entertainment was the New York City Marathon. Mr. Lubell received a Bachelor of Science degree in marketing from New York University in 1960.

         Richard Parker has been the Company's President and Chief Operating Officer since July 1996. From February 1990 until his appointment as Chief Operating Officer of the Company, Mr. Parker was the founder, owner and president of Diomo Marketing Inc. and Devrew Merchandising Inc., companies engaged in marketing and selling consumer products in Canada. From August 1984 to February 1990, Mr. Parker held various positions, including Vice President, at Charan. Mr. Parker graduated from Vanier College in Montreal in 1980.

         Ami Trauber was the Company's Chief Financial Officer from July
1996 until the termination of his relationship with the Company on February 28, 1997. From 1991 until his appointment as Chief Financial Officer of the Company, Mr. Trauber was President and Chief Operating Officer of Ed's West, Inc., a designer and importer of headwear and other licensed apparel. From 1978 until 1990, Mr. Trauber was Corporate Vice President - Finance and Controller of Harcourt General, Inc., a conglomerate. From 1976 to 1978, Mr. Trauber was Corporate Vice President and Controller of Hertz Corporation. Mr. Trauber received a Bachelor of Science degree from the University of Connecticut in 1965 and graduated from the Harvard Business School Advanced Management Program in 1982.

         Thomas Peters has been Director of Software Development of the Company since May 1996. Since July 1992, Mr. Peters has been the owner of Smart View ("Smart View"), a company he founded to design and develop computer golf software to be used by golf professionals when giving video golf lessons.
Since March 1995, Smart View has been engaged as an independent consultant to the Company and is principally responsible for the development of the software used in the Company's products. Smart View also has developed operating systems used by the Golf Academy at PGA National and at the Doral Golf Learning Center, each in Florida. Prior to founding Smart View, Mr. Peters, for 26 years, held various positions at International Business Machines Corporation, including Manager of Application Development from July 1989 to July 1992 and Personal Computer Product Planning Manager from 1984 to 1989. Mr. Peters graduated from Harper College at University of New York in 1967, with a B.A. in mathematics.

         Peter Gorski has been the Company's Vice President of Operations since August 1996. From March 1996 until his appointment as Vice President of Operations, Mr. Gorski was founder and owner and President of GHD Systems, Inc., a company providing courier services in five states. From February 1979 to March 1996, Mr. Gorski held various positions with the Federal Express Corporation, including Managing Director of District Operations, South Florida District. Mr. Gorski graduated from University of Wisconsin - Whitewater in 1976.

RISK FACTORS

         Readers of this annual report should carefully consider the following risk factors, in addition to the other information contained herein. This annual report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified herein, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

         No Significant Operating Revenues. The Company has generated minimal operating revenues, and may not generate any meaningful revenues until after the Company operates several One-on-One vans. There can be no assurance that the Company will ever generate meaningful revenues.

         Significant and Continuing Losses; Going Concern. For the period from July 15, 1994 (inception) to December 31, 1996, the Company incurred a cumulative net loss of $2,862,653. Since December 31, 1996, the Company has continued to incur significant losses and anticipates that it will incur continuing losses until, at the earliest, the Company generates sufficient revenues to offset the substantial up-front capital expenditures and operating costs (including significantly increased salaries of executives officers) associated with enhancing and commercializing its products. The Company incurred a non-recurring charge of $600,000 relating to the transfer of Common Stock to Greg Norman prior to the consummation of the Company's initial public offering (the "IPO"). In addition, the Company incurred costs of $1,615,000 relating to the IPO which was a reduction to its equity. The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements stating that the Company's recurring losses through 1996 and contractual commitments under a licensing agreement raise substantial doubt about its ability to continue as a going concern unless the Company receives additional equity or other financing. There can be no assurance that the Company will ever achieve profitable operations.

         Uncertainty of Proposed Plan of Operation. The Company's plan of operation and prospects will be largely dependent upon the Company's ability to successfully hire and retain skilled technical, marketing and other personnel; establish and maintain satisfactory relationships with those who arrange golf events; successfully develop, equip and operate One-on-One vans on a timely and cost effective basis; and achieve significant market acceptance for its products. The Company has limited experience in developing and commercializing new products based on innovative technology and there is limited information available concerning the potential performance of the Company's video editing and production process or market acceptance of the Company's products. There can be no assurance that the Company will be able to successfully implement its business plan or that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in its implementation.

         Need for Additional Financing. The continued implementation of the Company's business plan or the development of additional products will require capital resources greater than the proceeds of the IPO or other funds currently available to the Company. There can be no assurance that any additional financing, particularly the significant amounts of financing that would be required if the Company is unable to secure satisfactory equipment leasing or financing arrangements, will be available to the Company on commercially reasonable terms, or at all.

         Dependence on Greg Norman License. Pursuant to the Greg Norman License, Greg Norman agreed to grant to the Company a worldwide license to use his name, likeness and endorsement in connection with the production and promotion of the Company's products. The license agreement provides that the continued use of the license by the Company is conditioned upon guaranteed payments aggregating $3,300,000 during the three-year period commencing July 1, 1996 to be applied against a royalty equal to 8% of the Company's net revenues from product sales. The Company is required to make payments aggregating $600,000, $1,000,000 and $1,700,000, respectively, during each of the years commencing July 1, 1996, 1997 and 1998, whether or not the Company derives any revenues from product sales. Failure to make any required payment under the Greg Norman License would result in termination of the agreement, which would have a material adverse effect on the Company. Greg Norman's death, disability or retirement from tournament play or any significant decline in the level of his tournament play would, under certain circumstances, have a material adverse effect on the Company. In addition, the commission by Greg Norman of any serious crime or any act which adversely affects his reputation could also have an adverse affect on the Company. The Company has obtained "key-man" insurance on the life of Greg Norman in the amount of $10,000,000.

         Uncertainty of Market Acceptance and Commercialization Strategy. The Company's One-on-One personalized videotape golf lesson is a new business concept and, accordingly, demand and market acceptance for the Company's products is subject to a high level of uncertainty. Achieving market acceptance for the Company's products will require significant efforts and expenditures by the Company to create awareness and demand by golf professionals at golf courses and driving ranges and consumers. The Company's prospects will be significantly affected by its ability to successfully build an effective sales organization and develop a significant number of One-on-One vans. The Company has only recently commenced marketing activities and has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company's strategy and preliminary and future marketing plans may be subject to change as a result of a number of factors, including progress or delays in the Company's marketing efforts, changes in market conditions (including the emergence of potentially significant related market segments), the nature of possible license and distribution arrangements which may become available to it in the future and competitive factors. To the extent that the Company enters into third-party marketing and distribution arrangements in the future, it will be dependent on the marketing efforts of such third parties and in certain instances on the popularity and sales of their products. Additionally, to the extent that the Company seeks to market its products in foreign markets, the Company may be subject to various risks associated with foreign trade, including customs duties, quotas and other trade restrictions, shipping delays, currency fluctuations and international political and economic developments. There can be no assurance that the Company's strategy will result in successful product commercialization or that the Company's efforts will result in initial or continued market acceptance for the Company's products.

         Potential Product Obsolescence. The markets for the Company's products may be characterized by rapidly changing technology which could result in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete may be dependent upon the Company's ability to complete development and commercialization of the Company's products in a timely manner and to continually enhance and improve its software. There can be no assurance that competitors will not develop technologies or products that render the Company's products obsolete or less marketable.

         Dependence on Limited Product Line. The Company's principal efforts to date have been devoted to securing rights to and engaging in the development of its instructional golf videotapes. The Company will be entirely dependent on the commencement of sales of a limited product line to generate revenues and on the commercial success of its products. There can be no assurance that the Company's products will prove to be commercially viable. Failure to achieve commercial viability would have a material adverse effect on the Company.

         Industry Factors. Sales of the Company's instructional golf videotapes will be dependent on discretionary spending by consumers, which may be adversely affected by unfavorable general economic conditions, as well as a decline in the popularity of golf. Any decrease in the level of consumer spending on golf instruction could adversely affect the Company's proposed business and prospects. The Company's future operating results will depend on numerous factors beyond its control, including the popularity, price and timing of other instructional golf videos and related products being introduced and distributed, national, regional and local economic conditions (particularly recessionary conditions adversely affecting consumer spending), changes in consumer demographics, the availability and relative popularity of other forms of sports and entertainment, and public tastes and preferences, which may change rapidly and cannot be predicted. The Company's ability to plan for product development and promotional activities may be affected by the Company's ability to anticipate and respond to relatively rapid changes in consumer tastes and preferences. To the extent that the Company targets consumers with limited disposable income, the Company may find it more difficult to price its products at levels which result in profitable operations. In addition, seasonal weather conditions limiting the playing seasons in certain geographic areas may result in fluctuations in the Company's future operating results.

         Dependence on Key Personnel; Need for Qualified Personnel. The success of the Company will be dependent on the personal efforts of Earl T. Takefman, its Chief Executive Officer, and other key personnel. The loss of the services of Mr. Takefman could have a material adverse effect on the Company's proposed business and prospects. The Company has entered into employment agreements with Mr. Takefman and other key personnel and has obtained "key-man" insurance on the life of Mr. Takefman in the amount of $5,000,000. The success of the Company is also dependent upon its ability to hire and retain additional qualified marketing, technical, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that the Company will be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified personnel would have a material adverse effect on the Company.


ITEM 2.  PROPERTIES

         The Company's executive offices are located in approximately 4400 square feet of office space in Boca Raton, Florida. This office space is leased and is principally used for operations and general administrative functions. See Note 4 of Notes to the Company's Financial Statements for further information relating to this lease.

         In order to secure its obligations under its financing arrangement with Barnett Bank, the Company granted to Barnett Bank, a lien on substantially all of the Company's liquid assets.

         The Company believes that its property is generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended December 31, 1996, no matters were submitted to a vote of the security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock and Warrants are traded on the Nasdaq SmallCap Market under the symbols "EDGE" and "EDGEW," respectively. The Company completed its initial public offering in July 1996 at an offering price of $5.00 per share for its Common Stock and $.10 per Warrant. The following tables set forth, for the Company's fiscal periods indicated, the range of high and low last reported sale prices for the Common Stock and the Warrants.


COMMON STOCK:                                                 HIGH                      LOW
                                                              ----                      ---
FISCAL YEAR 1996
    Third Quarter (from July 24, 1996)                        $ 8.00                   $4.375
    Fourth Quarter                                              7.625                   5.625

FISCAL YEAR 1997
    First Quarter (through February 20, 1997)                  11.75                    5.75

WARRANTS:                                                     HIGH                      LOW
                                                              ----                      ---
FISCAL YEAR 1996
    Third Quarter (from July 24, 1996)                        $ 4.125                  $1.00
    Fourth Quarter                                              3.156                   1.875

FISCAL YEAR 1997
    First Quarter (through February 20, 1997)                   7.00                    1.875


HOLDERS

         On February 25, 1997, the last reported sale price of the Common Stock on the Nasdaq SmallCap Market was $10.875 per share and the last reported sale price of the Warrants on the Nasdaq SmallCap Market was $5.50 per Warrant. At February 25, 1997, there were 83 holders of record of the Company's Common Stock and 2 holders of record of the Company's Warrants, although the Company believes that there are approximately 425 beneficial holders of the Common Stock.

DIVIDENDS

         The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future and intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that the Company's Board of Directors deems relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

         Assuming the Company is successful in completing its proposed financing, management intends to launch 15 to 25 "One-on-One with Greg Norman" vans by the end of the year which will serve California, Arizona, Texas, Nevada, Florida, Georgia, Illinois, Michigan and all of northeastern United States. Management also intends to build the infrastructure required to support these vans from an operations and sales perspective. Management also intends on negotiating international distribution rights with third parties during the year.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 ("Fiscal 1996") compared to Year Ended December 31, 1995 ("Fiscal 1995")

         The Company is a development stage company and generated no revenues during Fiscal 1996. The Company's revenues of $132,267 in Fiscal 1995 were primarily attributable to the licensing of its technology and product to an Australian company. In Fiscal 1996, the Company commenced its introduction and marketing of computerized videotape golf lessons, featuring One-on-One instruction by leading professional golfer Greg Norman. In 1997, the Company intends to introduce its product to the golf tournament market throughout the United States.

         In Fiscal 1996, the Company continued to focus its efforts on upgrading its proprietary hardware and software technology, video products and mobile video capturing and processing production units. In Fiscal 1996, the Company completed its first five mobile production units as well as the Company's training facility.

         Costs during Fiscal 1996 consisted primarily of start-up product development, payroll, marketing and other administrative expenses. A significant portion of the Company's disbursements during Fiscal 1996 represents the Company's investment in mobile production units, training facilities, product development equipment and other fixed assets aggregating $1,365,365 compared with similar expenditures which aggregated $395,369 in Fiscal 1995. Investment in video and marketing production costs during fiscal 1996 totaled $398,558 compared with $275,808 in Fiscal 1995.

         In addition, the Company incurred a one-time non-cash stock compensation expense totaling $600,000 in conjunction with the transfer of 300,000 shares of Common Stock from the founding shareholders to Greg Norman. See Note 9 of Notes to the Company's Financial Statements.

Liquidity and Capital Resources

         In July 1996, the Company consummated an initial public offering (the "IPO") of its Common Stock and Warrants. Net proceeds from the IPO (including in-house placement related expenses) aggregated $5,511,849. Of the proceeds from the IPO, $515,000 was utilized to repay bank debt and $1,100,000 was used to repay bridge loans provided to the Company prior to the IPO. In addition, a portion of the proceeds of the IPO was used to develop and deploy seven mobile operating units, to purchase other operating assets and to establish the Company's marketing, operating and administrative infrastructure.
See Note 5 of Notes to the Company's Financial Statements.

         In November 1996, the Company entered into a $4,000,000 revolving line of credit arrangement with a financial institution. At December 31, 1996 the outstanding balance under this line was $500,000. See Note 6 of Notes to the Company's Financial Statements.

         On December 31, 1996, the Company executed an agreement with a financial institution to finance the first seven mobile production units whereby the Company can borrow up to $840,000 during 1997. No amounts were drawn against this lease at December 31, 1996. See Note 4 of Notes to the Company's Financial Statements.

         The Company is required to make payments to Greg Norman under a license agreement aggregating $600,000, $1,000,000 and $1,700,000, respectively, during each of the years commencing July 1, 1996, 1997 and 1998, whether or not the Company derives any revenues from product sales.

         The Company is currently negotiating arrangements to obtain additional financing in an amount of up to $3,500,000. Such additional funds, if obtained by the Company, will enable the Company to deploy additional mobile production units in several markets throughout the United States and Canada and provide working capital during the product launch period. See Note 1 of Notes to the Company's Financial Statements.

         The Company believes that its current cash position combined with its available credit lines, as well as the pending incremental financing agreements which the Company hopes to consummate in 1997, will be adequate to satisfy its capital and operating cash requirements in 1997. No assurances can be made, however, that the Company will be able to enter into any additional financing arrangement.

Business

         The nature of the Company's products, industry overview, competition and marketing and distribution strategies are discussed in Part I of this Annual Report.

Third Party Reports

         The Company does not make financial forecasts or projections or endorse the financial forecasts or projections of third parties nor does it comment on the accuracy of third party reports. The Company does not participate in the preparation of the reports or the estimates given by analysts. Analysts who issue financial reports are not privy to non-public financial information. Any purchase of the Company's securities based on financial estimates provided by analysts or other third parties is done entirely at the risk of the purchaser.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
VISUAL EDGE SYSTEMS INC.
         Table of Contents  . . . . . . . . . . . . . . . . . . . . . . . . 14
         Report of Independent Public Accountants . . . . . . . . . . . . . 15
         Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . 16
         Statements of Operations . . . . . . . . . . . . . . . . . . . . . 17
         Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . 18
         Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . 19
         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . 20

                            VISUAL EDGE SYSTEMS INC.
                         (a Development Stage Company)

                               Table of Contents


                                                                        PAGE
Independent Auditors' Report                                             15


Financial Statements:

  Balance Sheets as of December 31, 1996 and 1995                        16

  Statements of Operations for the years ended December 31,
    1996 and 1995 and from the period of inception (July 15,
    1994) to December 31, 1996                                           17


  Statements of Stockholders' Equity (Deficit) from the period of inception (July 15, 1994) to December 31, 1994 and for
    the years ended December 31, 1995 and 1996                           18


  Statements of Cash Flows for the years ended December 31,
    1996 and 1995 and from the period of inception (July 15,
    1994) to December 31, 1996                                           19


  Notes to Financial Statements                                          20

[KPMG LOGO] KPMG PEAT MARWICK LLP [LETTERHEAD]




                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Visual Edge Systems Inc.:


We have audited the accompanying balance sheets of Visual Edge Systems Inc. (a development stage company) as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception (July 15, 1994) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Edge Systems Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended and for the period from inception (July 15, 1994) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the financial statements, the Company is in its development stage and its recurring losses through 1996 and contractual commitments under a license agreement raise substantial doubt about its ability to continue as a going concern unless additional financing or equity is obtained. Management's plans in regard to these matters are also described in Note 1(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                           /s/ KPMG Peat Marwick LLP


Fort Lauderdale, Florida
January 24, 1997 except as to note 9(b), which is as of February 7, 1997

                            VISUAL EDGE SYSTEMS INC.
                         (a Development Stage Company)

                                 BALANCE SHEETS

                           December 31, 1996 and 1995

                                  Assets                              1996         1995
                                  ------                              ----         ----
Current assets:
   Cash                                                            $  233,117    $     558
   Short-term investments                                           1,869,052         --
   Advance royalties (note 9a)                                        300,000         --
   Other current assets                                               117,503         --
                                                                   ----------    ---------

         Total current assets                                       2,519,672          558

   Fixed assets, net (note 2)                                       1,624,826      330,626
   Intangible assets, net (note 3)                                    616,470      302,293
   Other assets                                                        23,202         --
                                                                   ----------    ---------

         Total assets                                              $4,784,170    $ 633,477
                                                                   ==========    =========

              Liabilities and Stockholders' Equity (Deficit)
              ----------------------------------------------

Current Liabilities:
   Bank borrowings (note 6)                                        $  500,000    $ 400,000
   Accounts payable                                                   333,114      269,262
   Accrued expenses                                                   284,900       13,718
   Other current liabilities                                            1,500         --
                                                                   ----------    ---------

         Total current liabilities                                  1,119,514      682,980
                                                                   ----------    ---------

Commitments and contingencies (notes 1(a), 8 and 9)

Stockholders' equity (deficit) (Notes 5, 8 and 9):
   Preferred Stock, 5,000,000 shares authorized, none
     issued                                                              --           --
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 4,615,000 shares issued and outstanding at
     December 31, 1996 and 3,000,000 shares issued and
     outstanding at December 31, 1995                                  46,150       30,000
   Additional paid-in capital                                       6,481,159      385,460
   Deficit accumulated during the development stage                (2,862,653)    (464,963)
                                                                   ----------    ---------

         Total stockholders' equity (deficit)                       3,664,656      (49,503)
                                                                   ----------    ---------

         Total liabilities and stockholders'
           equity (deficit)                                        $4,784,170    $ 633,477
                                                                   ==========    =========

See accompanying notes to financial statements.

                            VISUAL EDGE SYSTEMS INC.
                         (a Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                           Period from
                                                               For the years ended     inception (July 15,
                                                                   December 31,              1994) to
                                                          ----------------------------     December 31,
                                                              1996            1995             1996
                                                              ----            ----             ----
Product sales                                             $      --         $    7,267      $     7,267
License fees                                                     --            125,000          125,000
                                                          -----------       ----------      -----------
                                                                 --            132,267          132,267
                                                          -----------       ----------      -----------

Cost of sales                                                    --             44,167           44,167
General and administrative expenses                         1,552,062          520,224        2,072,286
Selling and marketing                                         264,772           15,240          280,012
One-time stock compensation expense (note 9(a))               600,000           11,760          611,760
                                                          -----------       ----------      -----------
                                                            2,416,834          591,391        3,008,225
                                                          -----------       ----------      -----------

         Operating loss                                    (2,416,834)        (459,124)      (2,875,958)


Other:
  Interest expense                                            (50,854)          (5,118)         (55,972)
  Interest income                                              69,998             --             69,998
                                                          -----------       ----------      -----------

         Total other                                           19,144           (5,118)          14,026
                                                          -----------       ----------      -----------

         Loss before income taxes                          (2,397,690)        (464,242)      (2,861,932)

Provision for income taxes (note 7)                              --               (721)            (721)
                                                          -----------       ----------      -----------

         Net loss                                         $(2,397,690)      $ (464,963)     $(2,862,653)
                                                          ===========       ==========      ===========

         Net loss per share                               $      (.63)      $     (.14)     $      (.82)
                                                          -----------       ----------      -----------

Weighted average common shares
  outstanding (note 1e)                                     3,801,250        3,220,000        3,510,625
                                                          ===========       ==========      ===========



See accompanying notes to financial statements.

                            VISUAL EDGE SYSTEMS INC.
                         (a Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

           Period from inception (July 15, 1994) to December 31, 1994 and for the years ended December 31, 1995 and 1996


                                                                                             Deficit
                                                                                           accumulated
                                                                            Additional      during the
                                                    Common Stock             paid-in        development
                                              Shares           Amount        capital           stage         Total
                                              ------           ------        -------           -----         -----
Balance at inception (July 15,
  1994) to December 31, 1994                      --           $  --        $     --        $      --      $      --

  Issuance of common stock                   2,929,608          29,296         374,404             --          403,700

  Common stock issued for services              70,392             704          11,056             --           11,760

  Net loss                                        --              --              --           (464,963)      (464,963)
                                             ---------         -------      ----------      -----------    -----------

Balance at December 31, 1995                 3,000,000          30,000         385,460         (464,963)       (49,503)

  Issuance of common stock                   1,615,000          16,150       5,495,699             --        5,511,849

  Common stock  issued by shareholders
    for services                                  --              --           600,000             --          600,000

  Net loss                                        --              --              --         (2,397,690)    (2,397,690)
                                             ---------         -------      ----------      -----------    -----------

Balance at December 31, 1996                 4,615,000         $46,150      $6,481,159      $(2,862,653)   $ 3,664,656
                                             =========         =======      ==========      ===========    ===========

See accompanying notes to financial statements.

                            VISUAL EDGE SYSTEMS INC.
                         (a Development Stage Company)

                           STATEMENTS OF CASH FLOWS

                                                                                                         For the
                                                                                                       period from
                                                                        For the years ended             inception
                                                                             December 31,           (July 15, 1994) to
                                                                     --------------------------        December 31,
                                                                         1996           1995               1996
                                                                         ----           ----               ----
Operating activities:
  Net loss                                                           $(2,397,690)     $(464,963)        $(2,862,653)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      One-time stock compensation expense                                600,000         11,760             611,760
      Depreciation and amortization                                      155,546         67,686             223,232
      Changes in assets and liabilities:
        Increase in other current assets                                (117,503)          --              (117,503)
        Increase in advanced royalties                                  (300,000)          --              (300,000)
        Increase in other assets                                         (23,202)          --               (23,202)
        Increase in accounts payable                                      63,852        269,262             333,114
        Increase in accrued expenses                                     271,182         13,718             284,900
        Increase in other current liabilities                              1,500           --                 1,500
                                                                     -----------      ---------         -----------

          Net cash used in operating activities                       (1,746,315)      (102,537)         (1,848,852)
                                                                     -----------      ---------         -----------

Investing activities:
  Purchases of short-term investments                                 (3,508,015)          --            (3,508,015)
  Proceeds from the sale of short-term investments                     1,638,963           --             1,638,963
  Deferred organization costs                                               --          (29,428)            (29,428)
  Increase in intangible assets                                         (398,558)      (275,808)           (674,366)
  Capital expenditures                                                (1,365,365)      (395,369)         (1,760,734)
                                                                     -----------      ---------         -----------

          Net cash used in investing activities                       (3,632,975)      (700,605)         (4,333,580)
                                                                     -----------      ---------         -----------

Financing activities:
  Proceeds from borrowings                                             1,715,000        400,000           2,115,000
  Repayment of borrowings                                             (1,615,000)          --            (1,615,000)
  Proceeds from issuance of common stock                               5,511,849        403,700           5,915,549
                                                                     -----------      ---------         -----------

          Net cash provided by financing activities                    5,611,849        803,700           6,415,549
                                                                     -----------      ---------         -----------

          Net increase in cash                                           232,559            558             233,117

Cash at beginning of period                                                  558           --                  --
                                                                     -----------      ---------         -----------

Cash at end of period                                                $   233,117      $     558         $   233,117
                                                                     ===========      =========         ===========

Supplemental information:
-------------------------
  Cash paid for interest                                             $    50,854      $   5,118         $    55,972
                                                                     ===========      =========         ===========

  Cash paid for income taxes                                         $      --        $     721         $       721
                                                                     ===========      =========         ===========

See accompanying notes to financial statements.

                           VISUAL EDGE SYSTEMS, INC.
                         (a Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

                 Visual Edge Systems Inc. (the "Company") was organized to develop and market personalized videotape golf lessons featuring ONE-ON-ONE instruction by leading professional golfer Greg Norman. To date, the Company has focused its efforts on developing video production technology which digitally combines actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce a 45-minute ONE-ON-ONE videotape golf lesson. The Company's ONE-ON-ONE personalized videotape golf lesson analyzes a golfer's swing by comparing it to Greg Norman's swing at several different club positions from two camera angles using Greg Norman's pre-recorded instructional commentary and analysis and computer graphics to highlight important golf fundamentals intended to improve a golfer's performance. The Company sells its products under the name "ONE-ON-ONE with Greg Norman."

                 The Company was incorporated in July 1994 and commenced operations in January 1995. Since the Company's inception, it has been primarily engaged in product development, market development, testing technology, recruitment of key personnel, raising capital and preparing the software, hardware and videotape coaching instructions used in the production of its products. As a consequence, the Company has not generated any significant revenue and operated as a development stage company through December 31, 1996. Subsequent to year-end, the Company commenced generating revenue from its primary business activities.

                 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
                 As a development stage company, the Company has not generated any significant revenues. Its recurring losses through 1996, and contractual commitments under a license agreement raise substantial doubt about the Company's ability to continue as a going concern unless additional financing or equity is obtained. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

                 Currently, the Company is in negotiation with several parties to obtain additional financing. There is no assurance the Company will be able to successfully obtain financing.

         (b)     REVENUE RECOGNITION

                 Revenue from product sales is recognized as videotape products are delivered to the customer and in accordance with individual contracted terms. Royalties and license fees are recorded as revenue when earned.

                           VISUAL EDGE SYSTEMS, INC.
                         (a Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

         (c)     FIXED AND INTANGIBLE ASSETS

                 Fixed assets are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets (4 years).

                 Intangible assets consist principally of video production costs. The costs of video production are amortized over the estimated useful lives of the respective assets (4 years).

                 The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996.
                 This Statement requires that long- lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed fair value.

         (d)     INCOME TAXES

                 Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (e)     LOSS PER SHARE

                 The Company has presented loss per share information giving effect to the recapitalization discussed in note 5. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin Topic 4:D, stock issued and stock options granted during the 12-month period preceding the date of the Company's July 1996 initial public offering (the IPO) have been included in the calculation of weighted average common shares outstanding for the period prior to the IPO, even when the

                           VISUAL EDGE SYSTEMS, INC.
                         (a Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                 impact of such incremental shares is antidilutive. The computation of weighted average common shares and equivalents outstanding for the year ended December 31, 1995 and December 31, 1996 follows:

                                                                                     1996                1995
                                                                                     ----                ----
                 Weighted average common shares outstanding, exclusive             3,000,000           3,000,000
                   of issuances within twelve months prior to the IPO

                 Shares issued within 12 months prior to the IPO                     220,000             220,000
                   assumed to be outstanding for the entire period


                 Weighted average common shares outstanding, for                     581,250                --
                   shares issued after IPO                                         ---------           ---------

                 Weighted average common shares outstanding at end of year         3,801,250           3,220,000
                                                                                   =========           =========

         (f)     FAIR VALUE OF FINANCIAL INSTRUMENTS

                 Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash, short term investments, advance royalties and other current assets as well as accounts payable, accrued expenses and other current liabilities as reflected in the financial statements approximate fair value because of the short-term maturity of these instruments. The carrying value of the note payable to bank at December 31, 1995 and the borrowings against the line of credit at December 31, 1996 approximated fair value as the variable rates offered are comparable to rates currently available to the Company.

         (g)     STOCK OPTION PLAN

                 As permitted by Statement No. 123, "Accounting for Stock Based Compensation," the Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would generally be recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Consistent with Statement No. 123, the Company discloses pro forma net loss and pro forma net loss per share for employee stock option grants made in 1995 and future years as if the fair-value-based method described in Statement No. 123 had been applied.

         (h)     SHORT-TERM INVESTMENTS

                 Short-term investments consist of discount notes and Treasury bills and are available for sale. The difference between the carrying value and fair value is immaterial at December 31, 1996.

                           VISUAL EDGE SYSTEMS, INC.
                         (a Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

         (i)     USE OF ESTIMATES

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (j)     RECLASSIFICATION

                 Certain accounts in the 1995 financial statements were reclassified in order to conform to the 1996 financial statement presentation.

(2)      FIXED ASSETS

         Fixed assets consist of the following at December 31, 1996 and 1995:

                                                                   1996                   1995
                                                                   ----                   ----
                 Mobile video production units                 $  951,653               $   --
                 Product development equipment                    407,184                220,915
                 Training and processing equipment                112,302                   --
                 Office furniture and equipment                   144,808                 31,930
                 Show and exhibit displays                        144,787                142,524
                                                               ----------               --------
                                                                1,760,734                395,369
                 Less accumulated depreciation                   (135,908)               (64,743)
                                                               ==========               ========

                                                               $1,624,826               $330,626
                                                               ==========               ========

(3)      INTANGIBLE ASSETS

         Intangible assets consist of the following at December 31, 1996 and 1995:

                                                                   1996               1995
                                                                   ----               ----
                 Video and marketing production costs          $ 674,366            $ 275,808
                 Deferred organization costs                      29,428               29,428
                                                               ---------            ---------
                                                                 703,794              305,236
                 Less:  accumulated amortization                 (87,324)              (2,943)
                                                               =========            =========

                                                               $ 616,470            $ 302,293
                                                               =========            =========

                           VISUAL EDGE SYSTEMS, INC.
                         (a Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

(4)      LEASES

         The Company has a noncancelable lease for office space that expires in 1999. Rental payments include minimum rentals plus building expenses. Rental expense for this lease during 1996 was $16,984. Through October 1996, the Company utilized minimal office space provided by an officer of the Company.

         Future minimum lease payments under this lease as of December 31, 1996 are:

                 Year Ending December 31,
                       1997                           $ 102,452
                       1998                             105,751
                       1999                              90,512
                                                      ---------

                                                      $ 298,715
                                                      =========

         The Company entered into a capitalized master lease agreement with a financial institution which permits the Company to finance its mobile video productions units of up to $840,000 through May 2000 at an interest rate of approximately 10%. At December 31, 1996, no amounts were drawn against this master capital lease. In January 1997, the Company financed one mobile video production unit for $130,284 under this lease. Future payments under this capital lease for each of the following three years is $49,210. Also, the Company anticipates financing six additional mobile video production units in 1997 for approximately the same amount.

(5)      COMMON STOCK

         During 1995, the Company's founding shareholders made capital contributions or loaned funds to the Company which were subsequently contributed to the Company as capital, totaling $403,700, in exchange for 5,000,000 Class A non-voting shares and 100 Class B voting shares.

         In March 1995, the Company issued 144,167 shares of Class A non-voting shares to employees and consultants for services. The estimated market value of such shares of $11,760 was recorded as compensation expense.

         On March 11, 1996, the Company's Board of Directors eliminated the Class A and B designation of its common stock and declared a recapitalization effective May 2, 1996, whereby .488268 of a share and 4882.68 shares of common stock with a par value of $.01 per share was issued for each Class A and Class B share, respectively, of common stock outstanding on that date. In addition, options to purchase Class A common stock were converted into the right to purchase .5831847 shares of common stock. All share and per share information related to shares issued prior to the recapitalization have been restated to reflect the recapitalization.

                           VISUAL EDGE SYSTEMS, INC.
                         (a Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

         In April 1996, three shareholders transferred 300,000 shares of Common Stock to Greg Norman, upon his exercise of an option granted to him pursuant to the terms of the Shareholders Agreement and Greg Norman License (see note 9(a)).

         To generate funds to continue the development of the Company's products and commence its planned primary business activities, the Company on May 31, 1996, raised $965,000 net of expenses, from sale of 22 units in a private placement for $50,000 per unit, each unit consisting of an 8% unsecured promissory note in the principal amount of $50,000 and 10,000 shares of the Company's common stock. The promissory notes ($1,100,000) were repaid upon consummation of the initial public offering (IPO) on July 24, 1996.

         In the July 1996 IPO, the company sold 1,395,000 units consisting of a common share and a redeemable warrant to the public. The warrants are exercisable commencing July 24, 1997 if the market price of the stock is $7.50 per share for thirty days prior to July 24, 1997, and are to purchase one share of common stock at a price of $5.00, subject to adjustment in certain circumstances. Net proceeds from the IPO were $5,511,849. At December 31, 1996, 1,395,000 shares of common stock are reserved for the warrants.

(6)      BANK BORROWINGS

         In October 1995, the Company borrowed $400,000 from a bank which was due on demand. This note bore interest at the bank's reference rate (8.25% at December 31, 1995). The note was secured by all of the Company's assets and certain personal assets of certain of the Company's shareholders and was personally guaranteed by such shareholders. In January and April 1996, the Company borrowed an additional $115,000 and the total outstanding balance of $515,000 was converted to a promissory note. This note was paid off in July 1996 using the proceeds obtained from the IPO.

         In November 1996, the Company entered into a revolving line of credit arrangement with a financial institution for $4,000,000. Through December 20, 1996, the line of credit bore an interest rate of 6.625%. Subsequent to December 20, 1996, the interest rate is 1.25% plus LIBOR (5.50% at December 31, 1996). All investments held with the financial institution are pledged as collateral for the line of credit. At December 31, 1996, the outstanding balance under this line was $500,000.

                           VISUAL EDGE SYSTEMS, INC.
                         (a Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

(7)      INCOME TAXES

         Income tax expense in 1995 represented current state and local taxes.

         Net operating losses which are not currently usable are the principal difference between the expected amounts of tax benefits computed by applying the statutory federal income tax rate to the Company's loss before income taxes for the years ended December 31, 1996 and 1995.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                                    1996               1995
                                                                                    ----               ----
                 Deferred tax assets:
                   Deferred start-up costs                                       $    75,550         $  97,500
                   Net operating loss carryforward                                 1,095,160            54,300
                   Accrued expenses                                                   22,212              --
                   Amortization                                                        5,439              --
                   Fixed asset depreciation                                             --               6,000
                                                                                 -----------         ---------

                       Total gross deferred tax assets                             1,198,361           157,800
                 Less valuation allowance                                         (1,075,644)         (157,800)
                                                                                 -----------         ---------

                       Net deferred tax assets                                       122,717              --


                 Deferred tax liabilities:
                   Fixed asset depreciation                                           (9,827)             --
                   Advanced royalties                                               (112,890)             --
                                                                                 -----------         ---------

                       Total gross deferred tax liabilities                         (122,717)             --
                                                                                 -----------         ---------

                 Net deferred tax asset                                          $      --           $    --
                                                                                 ===========         =========

         As of December 31, 1996, the Company has a tax net operating loss carryforward of approximately $1,160,000 expiring in 2010. The Company has provided a valuation allowance of $1,075,644 and $157,800 at December 31, 1996 and 1995 against its net deferred tax assets since it is more likely than not that the Company will not realize such assets given the Company's development stage and the losses incurred since inception. The change in valuation allowance in 1996 was $917,844.

                           VISUAL EDGE SYSTEMS, INC.
                         (a Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

(8)      STOCK OPTION PLAN

         In April 1996, the Company adopted the 1996 Stock Option Plan ("the Plan"), which provides for the granting to directors, officers, key employees and consultants of the greater of 800,000 shares of common stock (reduced by the number of options which may be granted to two executive officers pursuant to their employment agreements) or 12% of the aggregate number of the Company's common stock outstanding, whichever is greater. Grants of options may be incentive stock options (to a maximum of 300,000) or non-qualified stock options and will be at such exercise prices, in such amounts, and upon such terms and conditions, as determined by the Compensation Committee of the Board of Directors. However, the option exercise price may not be less than 100% of the market value at the time of grant (110% if an incentive stock option granted to a 10% or more stockholder) and the term of any option may not exceed ten years (unless granted as an incentive stock option to a 10% or more stockholder, which term may not exceed five years.)

         The plan also provides for the automatic grant of 5,000 non-qualified stock options upon commencement of service of a non-employee director and 2,500 options per year per director thereafter. The exercise price of the option may not be less than 100% of the market value at the time of grant. Such options vest one-third on the date of grant and one third on the first two anniversary dates and have a term of five years.

         At the time of the IPO (July 1996), 787,871 nonqualified options were granted to purchase common stock at an exercise price equal to the IPO price of the common stock ($5.00).

         In March 1995, the Company granted 177,871 nonqualified options to purchase common stock at an exercise price equal to the IPO price of the common stock ($5.00). Such options have been canceled.

         The Company applies APB Opinion No. 25 in accounting for its Plan, and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on fair value at the grant date for its stock options under Statement No. 123, the Company's net loss and net loss per share for the year ended December 31, 1996 would have increased to $3,579,469 and $.94, respectively.

                           VISUAL EDGE SYSTEMS, INC.
                         (a Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

         Stock option activity during the periods is indicated as follows:

                                                             Number                    Weighted Average
                                                            of Shares                   Exercise Price
                                                            ---------                   --------------
                 Balance at January 1, 1995

                   Granted                                   177,871                         $ 5.00
                   Exercised                                    --                             --
                   Forfeited                                    --                             --
                   Expired                                      --                             --
                                                            --------                         ------

                 Balance at December 31, 1995                177,871                         $ 5.00

                   Granted                                   787,871                         $ 5.00
                   Exercised                                    --                             --
                   Forfeited                                    --                             --
                   Canceled                                 (177,871)                        $ 5.00
                                                            --------                         ------

                 Balance at December 31, 1996                787,871                         $ 5.00
                                                            ========                         ======

         At December 31, 1996, 287,871 options are exercisable. In addition, on February 7, 1997, an additional 300,000 options became exercisable.

         At December 31, 1996, the exercise price and weighted-average remaining contractual life of outstanding options was $5.00 and 10 years, respectively.

(9)      COMMITMENTS AND CONTINGENCIES

         (a)     LICENSE AGREEMENT

                 Effective March 1, 1995 the Company entered into a license agreement with Greg Norman (Norman), a professional golfer, and his corporation, Great White Shark Enterprises, Inc. (Great White Shark), pursuant to which the Company was granted a worldwide license to use his name, likeness and endorsement in connection with the production and promotion of the Company's products. Norman will receive royalties of 8% of all net revenues, as defined, derived from the sale of ONE-ON-ONE videotapes. The Company extended the agreement in 1996 and used a portion of the proceeds from its private placement to pay the initial $150,000 required to extend the agreement. The extension of the agreement, which is for three additional years, requires the Company to pay certain guaranteed fees, amounting to $3,300,000, to be paid in quarterly installments to Great White Shark and total $600,000 (including the $150,000 payment referred to above) in the year ending June 30, 1997, $1 million in the year ending June 1998 and $1.7 million in the year ending June 30, 1999. Such guaranteed payments will be credited against future 8% royalties due on the Company's net revenues from the sale of the ONE-ON-ONE video. Through December 31, 1996, the Company made





                                       28                          (Continued)

                           VISUAL EDGE SYSTEMS, INC.
                         (a Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                 payments to Norman amounting to $300,000. These payments are presented as advance royalties on the balance sheet at December 31, 1996. As the Company generates revenue, the advance royalties will be recorded as expense.

                 The Company has the right to renew the license agreement for two additional periods of five years each. In the event of renewal, the Company is obligated to make guaranteed payments of $1,300,000 during the first year of the renewal term, increasing by $100,000 per year thereafter.

                 Also in March 1995, the Company's three founding shareholders entered into an Agreement which gave Norman an option to receive 10% of the outstanding shares of the Company from them. The option was conditioned upon the Company delivering a notice to Norman that was intended to extend the License Agreement for three years. In April 1996, Norman exercised the option and those shareholders transferred 300,000 shares of their common stock to Norman. The market value of such shares was $600,000. In accordance with Accounting Principles Board Opinion ("APB") No. 25, the non-cash transaction was recorded as a charge to the statement of operation and an increase in additional paid-in capital, in April 1996, with no net impact on the Company's equity.

         (b)     EMPLOYMENT AGREEMENTS

                 The Company entered into employment agreements with seven executive employees expiring through December 1998 which provide for aggregate minimum annual compensation of approximately $763,000 in 1997 and $888,000 in 1998. The agreements are automatically renewed for additional one-year periods unless the Company or the employees provide timely notice of termination. Two of the employment agreements provide for an increase in compensation commencing in July 1997, if the Company achieves prescribed pre-tax earnings thresholds. The agreements also provide for bonuses and severance payments ranging from three to twelve months. In addition, two of the employment agreements provide for options for each employee to purchase an aggregate of up to 250,000 shares of common stock, at an exercise price per share equal to the IPO price of $5 per share, which was the per share price at the date of grant (see note 8). Of such options, 300,000 options vested and became exercisable on February 7, 1997 because the common stock traded at $10.00 or more per share for five consecutive trading days at that date. This resulted in non-cash compensation expense of $1.5 million being recorded. Such expense will not have an effect on total stockholders' equity. Another 200,000 options shall vest and become exercisable if the common stock trades at $15.00 or more per share for five consecutive trading days on or before January 24, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 Information called for by Item 9 is set forth under the caption "Election of Directors" in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

ITEM 10.         EXECUTIVE COMPENSATION

                 Information called for by Item 10 is set forth under the caption "Executive Compensation" in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 Information called for by Item 11 is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 Information called for by Item 12 is set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following Exhibits are filed as part of this Report as required by Item 601 of Regulation S-B. The Exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.


Exhibit
Number                             Description
-------                            -----------
 3.1 Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 4.1 Form of Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2
                 (Registration No. 333-5193) effective July 24, 1996)

 4.2 Form of Specimen Redeemable Warrant Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2
                 (Registration No. 333-5193) effective July 24, 1996)

 4.3 Form of Warrant Agreement between the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit
                 4.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 4.4 Form of Warrant among American Stock Transfer & Trust Company, the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.1 License Agreement, dated March 1, 1995, between Great White Shark Enterprises, Inc. and the Company, as supplemented (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.2 Promissory Note, dated April 15, 1996, payable to the Republic National Bank of New York (Incorporated by reference to
                 Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.3* Employment Agreement, dated as of January 1, 1996, between Earl Takefman and the Company (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.4* Employment Agreement, dated as of January 1, 1996, between Alan Lubell and the Company (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

Exhibit
Number                             Description
-------                            -----------
 10.5*           Employment Agreement, dated as of May 1, 1996, between Thomas
                 S. Peters and the Company (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.6 License Agreement, dated as of November 1, 1996, between the Company and Visual Edge Systems (Australia) Pty. Ltd. (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.7 Form of Consulting Agreement between the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit
                 10.7 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.8*           1996 Stock Option Plan (Incorporated by reference to Exhibit
                 10.8 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.9* Employment Agreement, dated as of June 1, 1996, between the Company and Richard Parker (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.10* Employment Agreement, dated as of June 1, 1996, between the Company and Ami Trauber (Incorporated by reference to Exhibit
                 10.10 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.11 Assignment, dated April 19, 1996 from Thomas S. Peters to the Company (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2
                 (Registration No. 333-5193) effective July 24, 1996)

 11              Computation of Per Share Loss

 24              Power of Attorney (included with the signature page hereof)

 27              Financial Data Schedule

 (b)             Reports on Form 8-K:

                 The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VISUAL EDGE SYSTEMS INC.



                                   By:  /s/ Earl Takefman
                                        ----------------------------------------
                                        Earl Takefman
                                        Chief Executive Officer

Date:  February 28, 1997

                               POWER OF ATTORNEY

         Each person whose signature appears below hereby authorizes and constitutes Earl Takefman and Alan Lubell, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                            CAPACITY IN WHICH SIGNED                      DATE
---------                            ------------------------                      ----
/s/ Earl Takefman                    Director, Chief Executive Officer             February 28, 1997
----------------------------         (Principal Executive Officer and
Earl Takefman                        Principal Financial and Accounting
                                     Officer)

/s/ Alan Lubell                      Chairman of the Board                         February 28, 1997
----------------------------
Alan Lubell

/s/ Eddie Einhorn                    Director                                      February 28, 1997
----------------------------
Eddie Einhorn

/s/ Mark Hershhorn                   Director                                      February 28, 1997
----------------------------
Mark Hershhorn

/s/ Frank Williams                   Director                                      February 28, 1997
----------------------------
Frank Williams

                                 EXHIBIT INDEX

Exhibit
Number                                Description
-------                               -----------
 3.1 Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 4.1 Form of Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2
                 (Registration No. 333-5193) effective July 24, 1996)

 4.2 Form of Specimen Redeemable Warrant Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2
                 (Registration No. 333-5193) effective July 24, 1996)

 4.3 Form of Warrant Agreement between the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit
                 4.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 4.4 Form of Warrant among American Stock Transfer & Trust Company, the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.1 License Agreement, dated March 1, 1995, between Great White Shark Enterprises, Inc. and the Company, as supplemented (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.2 Promissory Note, dated April 15, 1996, payable to the Republic National Bank of New York (Incorporated by reference to
                 Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.3* Employment Agreement, dated as of January 1, 1996, between Earl Takefman and the Company (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.4* Employment Agreement, dated as of January 1, 1996, between Alan Lubell and the Company (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.5*           Employment Agreement, dated as of May 1, 1996, between Thomas
                 S. Peters and the Company (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.6 License Agreement, dated as of November 1, 1996, between the Company and Visual Edge Systems (Australia) Pty. Ltd. (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.7 Form of Consulting Agreement between the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit
                 10.7 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.8*           1996 Stock Option Plan (Incorporated by reference to Exhibit
                 10.8 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.9* Employment Agreement, dated as of June 1, 1996, between the Company and Richard Parker (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.10* Employment Agreement, dated as of June 1, 1996, between the Company and Ami Trauber (Incorporated by reference to Exhibit
                 10.10 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.11 Assignment, dated April 19, 1996 from Thomas S. Peters to the Company (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2
                 (Registration No. 333-5193) effective July 24, 1996)

 11              Computation of Per Share Loss

 24              Power of Attorney (included with the signature page hereof)

 27              Financial Data Schedule