Form 10-K405/A
period 1996-12-31
VISUAL EDGE SYSTEMS INC
filed 1997-04-07
CIK 1015172

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                -------------

                                 FORM 10-KSB/A

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

         The Registrant did not generate any revenues in the fiscal year ended December 31, 1996.

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 31, 1997 was $15,592,500, based on the last sale price $10.50 of the Registrant's Common Stock, $.01 par value per share, reported on the Nasdaq SmallCap Market on March 31, 1997.

         As of March 31, 1997, 4,715,000 shares of the Registrant's Common Stock were outstanding and 1,495,000 of the Registrant's Warrants were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 1996 are incorporated by reference into Part III of this Form 10-KSB/A.

                            VISUAL EDGE SYSTEMS INC.
                       1996 FORM 10-KSB/A ANNUAL REPORT

                               TABLE OF CONTENTS
                               -----------------

                                                                                                            PAGE
                                                                                                            ----
                                                 PART I

Item 1.          Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.          Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
Item 3.          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 4.          Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . .  10

                                                PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . .  11
Item 6.          Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . .  12
Item 7.          Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 8.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

                                                PART III

Item 9.          Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . .  28
Item 10.         Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
Item 11.         Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . .  28
Item 12.         Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . .  28

                                                PART IV

Item 13.         Exhibits, Financial Statements Schedules, and Reports on Form 8-K . . . . . . . . . . . . .  29

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

RELATIONSHIP WITH GREG NORMAN

                 Greg Norman, currently the number one player in the world according to the SONY golfer ranking system, is a two-time British Open winner, was awarded the Varden Trophy for the lowest average score on the PGA Tour in 1989, 1990 and 1994 and was named the 1995 PGA Player of the Year. The Company's business and prospects are dependent upon the Company's continued association with Greg Norman.

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

                 The Greg Norman License prohibits Greg Norman from granting similar rights to any person with respect to any concept which is the same as or confusingly similar to the Company's concept or products. "Products" means a videotape or CD-ROM or printed versions or other similar medium that is given or sold to a consumer upon use of the concept in which Greg Norman's golf swing or any other golf professional's golf swing is compared to the user's golf swing using audio and video analysis of both swings. For purposes of the agreement, however, the self-instructional golf video product Better Golf featuring Greg Norman or any other form of golf instructional video or multi-media presentation for teaching golf techniques are not deemed to be the same as or confusingly similar to the Company's concept or products.

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

COMPETITION

                 The Company faces intense competition for a finite amount of consumer discretionary spending from numerous other businesses in the golf industry and related market segments. The Company will compete with numerous other products and services which provide golf instruction, including instructional golf videotapes, golf software used to analyze golf swings and golf courses, golf schools and professionals who offer video golf lessons, which may be less expensive or provide other advantages to consumers.

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

                 The Company has filed a trademark application with the United States Patent and Trademark Office, on behalf of Greg Norman, for the mark One-on-One with Greg Norman(TM) and may use this mark, as well as all other trademarks owned by Greg Norman (except the "Shark" logo) in connection with the marketing of its products. The Company's rights in these marks may be a significant part of the Company's business. The Company is not aware of any claims or infringement or other challenges to the Company's rights to use these marks.

EMPLOYEES

                 As at December 31, 1996 the Company employed (directly or indirectly) seven executive employees and 15 employees involved in the operation of its office and vans.

EXECUTIVE OFFICERS OF THE COMPANY

         The following are the executive officers and key employees of the
Company:

 Name                                       Age   Position
 ----                                       ---   --------
 Earl T. Takefman  . . . . . . . . . . .     47   Chief Executive Officer and Director

 Alan L. Lubell  . . . . . . . . . . . .     58   Chairman of the Board and Vice
                                                  President - Product Development

 Richard Parker  . . . . . . . . . . . .     35   President and Chief Operating Officer

 Edward Smith  . . . . . . . . . . . . .     45   Chief Financial Officer

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

         Edward Smith became the Company's Chief Financial Officer in March 1997. From January 1996 until February 1997, Mr. Smith was the Vice President of Finance for Enterprise Development Corporation, a Florida corporation that provides consulting services to developing and early stage companies. From January 1995 until January 1996, Mr. Smith was the Chief Financial Officer for Kirker Enterprises, Inc., a Delaware corporation specializing in the manufacturing of bulk cosmetics. From September 1985 until January 1995, Mr. Smith was the Chief Financial Officer of the Calabrian Corporation, a Delaware corporation which manufactures specialized chemicals. From February 1981 to September 1985, Mr. Smith was a Manager at KPMG Peat Marwick LLP in the consulting area. Mr. Smith received a B.B.A. in accounting from Pace University in 1975 and an M.B.A. from Pace University in 1978.

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

         Uncertainty of Plan of Operation. The Company's plan of operation and prospects will be largely dependent upon the Company's ability to successfully hire and retain skilled technical, marketing and other personnel; establish and maintain satisfactory relationships with those who arrange golf events; successfully develop, equip and operate One-on-One vans on a timely and cost effective basis; and achieve significant market acceptance for its products.
The Company has limited experience in developing and commercializing new products based on innovative technology and there is limited information available concerning the potential performance of the Company's video editing and production process or market acceptance of the Company's products. There can be no assurance that the Company will be able to successfully implement its business plan or that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in its implementation.

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

         Industry Factors. Sales of the Company's instructional golf videotapes will be dependent on discretionary spending by consumers, which may be adversely affected by unfavorable general economic conditions, as well as a decline in the popularity of golf. Any decrease in the level of consumer spending on golf instruction could adversely affect the Company's business and prospects. The Company's future operating results will depend on numerous factors beyond its control, including the popularity, price and timing of other instructional golf videos and related products being introduced and distributed, national, regional and local economic conditions (particularly recessionary conditions adversely affecting consumer spending), changes in consumer demographics, the availability and relative popularity of other forms of sports and entertainment, and public tastes and preferences, which may change rapidly and cannot be predicted. The Company's ability to plan for product development and promotional activities may be affected by the Company's ability to anticipate and respond to relatively rapid changes in consumer tastes and preferences. To the extent that the Company targets consumers with limited disposable income, the Company may find it more difficult to price its products at levels which result in profitable operations. In addition, seasonal weather conditions limiting the playing seasons in certain geographic areas may result in fluctuations in the Company's future operating results.

         Dependence on Key Personnel; Need for Qualified Personnel. The success of the Company will be dependent on the personal efforts of Earl T. Takefman, its Chief Executive Officer, and other key personnel. The loss of the services of Mr. Takefman could have a material adverse effect on the Company's business and prospects. The Company has entered into employment agreements with Mr. Takefman and other key personnel and has obtained "key-man" insurance on the life of Mr. Takefman in the amount of $5,000,000. The success of the Company is also dependent upon its ability to hire and retain additional qualified marketing, technical, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that the Company will be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified personnel would have a material adverse effect on the Company.


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


COMMON STOCK:                                                 HIGH                      LOW
                                                              ----                      ---
FISCAL YEAR 1996
    Third Quarter (from July 24, 1996)                        $ 8.00                   $4.375
    Fourth Quarter                                              7.625                   5.625

FISCAL YEAR 1997
    First Quarter (through March 27, 1997)                     12.25                    5.75

WARRANTS:                                                     HIGH                      LOW
                                                              ----                      ---
FISCAL YEAR 1996
    Third Quarter (from July 24, 1996)                        $ 4.125                  $1.00
    Fourth Quarter                                              3.156                   1.875

FISCAL YEAR 1997
    First Quarter (through March 27, 1997)                      7.25                    1.875


HOLDERS

         On March 27, 1997, the last reported sale price of the Common Stock on the Nasdaq SmallCap Market was $11.125 per share and the last reported sale price of the Warrants on the Nasdaq SmallCap Market was $6.125 per Warrant. At February 25, 1997, there were 83 holders of record of the Company's Common Stock and 2 holders of record of the Company's Warrants, although the Company believes that there are approximately 425 beneficial holders of the Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

         Assuming the Company is successful in completing its financing, management intends to launch 15 to 25 "One-on-One with Greg Norman" vans by the end of the year which will serve California, Arizona, Texas, Nevada, Florida, Georgia, Illinois, Michigan and all of northeastern United States. Management also intends to build the infrastructure required to support these vans from an operations and sales perspective. Management also intends on negotiating international distribution rights with third parties during the year.

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

                            VISUAL EDGE SYSTEMS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
INDEPENDENT AUDITORS' REPORT                                                                          15

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 1996 and 1995                                                       16

Statements of Operations for the years ended December 31,
  1996 and 1995 and from the period of inception (July 15,
  1994) to December 31, 1996                                                                          17

Statements of Stockholders' Equity (Deficit) from the period of inception (July 15, 1994) to December 31, 1994 and for
  the years ended December 31, 1995 and 1996                                                          18

Statements of Cash Flows for the years ended December 31,
  1996 and 1995 and from the period of inception (July 15,
  1994) to December 31, 1996                                                                          19

 Notes to Financial Statements                                                                      20 - 27

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

/s/ KPMG Peat Marwick LLP

Fort Lauderdale, Florida
January 24, 1997 except as to
note 9(b), which is as of
April 3, 1997

                            VISUAL EDGE SYSTEMS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

         ASSETS                                                                  1996            1995
         ------                                                             -----------        ---------
Current assets:
  Cash                                                                      $   233,117        $     558
  Short-term investments                                                      1,869,052               --
  Advance royalties (note 9a)                                                   300,000               --
  Other current assets                                                          117,503               --
                                                                            -----------        ---------
         Total current assets                                                 2,519,672              558
Fixed assets, net (note 2)                                                    1,624,826          330,626
Intangible assets, net (note 3)                                                 616,470          302,293
Other assets                                                                     23,202               --
                                                                            -----------        ---------
         Total assets                                                       $ 4,784,170        $ 633,477
                                                                            ===========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
  Bank borrowings (note 6)                                                  $   500,000        $ 400,000
  Accounts payable                                                              333,114          269,262
  Accrued expenses                                                              284,900           13,718
  Other current liabilities                                                       1,500               --
                                                                            -----------        ---------
         Total current liabilities                                            1,119,514          682,980
                                                                            -----------        ---------
Commitments and contingencies (notes 1(a), 8 and 9)
Stockholders' equity (deficit) (Notes 5, 8 and 9):
    Preferred Stock, 5,000,000 shares authorized, none
      issued                                                                        --               --
    Common stock, $.01 par value, 20,000,000 shares
      authorized, 4,615,000 shares issued and outstanding at
    December 31, 1996 and 3,000,000 shares issued and
      outstanding at December 31, 1995                                           46,150           30,000
Additional paid-in capital                                                    6,481,159          385,460
Deficit accumulated during the development stage                             (2,862,653)        (464,963)
                                                                            -----------        ---------
         Total stockholders' equity (deficit)                                 3,664,656          (49,503)
                                                                            -----------        ---------
         Total liabilities and stockholders'
         equity (deficit)                                                   $ 4,784,170        $ 633,477
                                                                            ===========        =========


See accompanying notes to financial statements.

                            VISUAL EDGE SYSTEMS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                                  Period from
                                                                                                   inception
                                                                                                   (July 15,
                                                                        For the years ended         1994) to
                                                                            December 31,          December 31,
                                                                      1996             1995           1996
                                                                  ------------     -----------    ------------
Product sales                                                     $         --   $       7,267  $        7,267
License fees                                                                --         125,000         125,000
                                                                  ------------     -----------    ------------
                                                                            --         132,267         132,267
                                                                  ------------     -----------    ------------
Cost of sales                                                               --          44,167          44,167
General and administrative expenses                                  1,552,062         520,224       2,072,286
Selling and marketing                                                  264,772          15,240         280,012
One-time stock compensation expense
  (note 9(a))                                                          600,000          11,760         611,760
                                                                  ------------     -----------    ------------
                                                                     2,416,834         591,391       3,008,225
                                                                  ------------     -----------    ------------
         Operating loss                                             (2,416,834)       (459,124)     (2,875,958)
Other:
  Interest expense                                                     (50,854)         (5,118)        (55,972)
  Interest income                                                       69,998              --          69,998
                                                                  ------------     -----------    ------------
         Total other                                                    19,144          (5,118)         14,026
                                                                  ------------     -----------    ------------
         Loss before income taxes                                   (2,397,690)       (464,242)     (2,861,932)
Provision for income taxes (note 7)                                         --            (721)           (721)
                                                                  ------------     -----------    ------------
         Net loss                                                 $ (2,397,690)    $  (464,963)   $ (2,862,653)
                                                                  ============     ===========    ============
         Net loss per share                                       $      (.63)     $      (.14)   $       (.82)
                                                                  ------------     -----------    ------------
Weighted average common shares
  outstanding (note 1e)                                              3,801,250       3,220,000       3,510,625
                                                                  ============     ===========    ============



See accompanying notes to financial statements.

                           VISUAL EDGE SYSTEMS INC.
                        (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   PERIOD FROM INCEPTION (JULY 15, 1994) TO
                  DECEMBER 31, 1994 AND FOR THE YEARS ENDED
                          DECEMBER 31, 1995 AND 1996


                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                                  COMMON STOCK          ADDITIONAL     DURING THE
                                                  ------------           PAID-IN       DEVELOPMENT
                                           SHARES           AMOUNT       CAPITAL          STAGE            TOTAL
                                          ---------        -------     ----------     ------------      -----------
Balance at inception (July 15,
  1994) to December 31, 1994                     --        $    --     $       --     $         --      $        --
Issuance of common stock                  2,929,608         29,296        374,404               --          403,700
Common stock issued for services             70,392            704         11,056               --           11,760
Net loss                                         --             --             --         (464,963)        (464,963)
                                          ---------        -------     ----------     ------------      -----------
Balance at December 31, 1995              3,000,000         30,000        385,460         (464,963)         (49,503)
Issuance of common stock                  1,615,000         16,150      5,495,699               --        5,511,849
Common stock issued by shareholders
  for services                                   --             --        600,000               --          600,000
Net loss                                         --             --             --       (2,397,690)      (2,397,690)
                                          ---------        -------     ----------     ------------      -----------
Balance at December 31, 1996              4,615,000        $46,150     $6,481,159     $ (2,862,653)     $ 3,664,656
                                          =========        =======     ==========     ============      ===========


See accompanying notes to financial statements.

                            VISUAL EDGE SYSTEMS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                          For the period
                                                                                          from inception
                                                                  For the years ended     (July 15, 1994)
                                                                      December 31,         to December 31,
                                                                  1996            1995          1996
                                                              ------------     ----------   ------------
Operating activities:
Net loss                                                      $ (2,397,690)    $ (464,963)  $ (2,862,653)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  One-time stock compensation expense                              600,000         11,760        611,760
  Depreciation and amortization                                    155,546         67,686        223,232
  Changes in assets and liabilities:
    Increase in other current assets                              (117,503)            --       (117,503)
    Increase in advanced royalties                                (300,000)            --       (300,000)
    Increase in other assets                                       (23,202)            --        (23,202)
    Increase in accounts payable                                    63,852        269,262        333,114
    Increase in accrued expenses                                   271,182         13,718        284,900
    Increase in other current liabilities                            1,500             --          1,500
                                                              ------------     ----------   ------------
         Net cash used in operating activities                  (1,746,315)      (102,537)    (1,848,852)
                                                              ------------     ----------   ------------
Investing activities:
  Purchases of short-term investments                           (3,508,015)            --     (3,508,015)
  Proceeds from the sale of short-term
    investments                                                  1,638,963             --      1,638,963
  Deferred organization costs                                           --        (29,428)       (29,428)
  Increase in intangible assets                                   (398,558)      (275,808)      (674,366)
  Capital expenditures                                          (1,365,365)      (395,369)    (1,760,734)
                                                              ------------     ----------   ------------
         Net cash used in investing activities                  (3,632,975)      (700,605)    (4,333,580)
                                                              ------------     ----------   ------------
Financing activities:
  Proceeds from borrowings                                       1,715,000        400,000      2,115,000
  Repayment of borrowings                                       (1,615,000)            --     (1,615,000)
  Proceeds from issuance of common stock                         5,511,849        403,700      5,915,549
                                                              ------------     ----------   ------------
         Net cash provided by financing
           activities                                            5,611,849        803,700      6,415,549
                                                              ------------     ----------   ------------
         Net increase in cash                                      232,559            558        233,117
Cash at beginning of period                                            558             --             --
                                                              ------------     ----------   ------------
Cash at end of period                                         $    233,117     $      558   $    233,117
                                                              ============     ==========   ============
Supplemental information:
  Cash paid for interest                                      $     50,854     $    5,118   $     55,972
                                                              ============     ==========   ============
  Cash paid for income taxes                                  $         --     $      721   $        721
                                                              ============     ==========   ============


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

                 In March 1997, the Company obtained some additional financing (see Note 10). Currently, the Company is in negotiation with several parties to obtain additional financing. There is no assurance the Company will be able to successfully obtain financing.

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

                 The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed fair value.

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

         (e)     Loss Per Share

                 The Company has presented loss per share information giving effect to the recapitalization discussed in note 5. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin Topic 4:D, stock issued and stock options granted during the 12-month period preceding the date of the Company's July 1996 initial public offering (the IPO) have been included in the calculation of weighted average common shares outstanding for the period prior to the IPO, even when the impact of such incremental shares is antidilutive. The computation of weighted average common shares and equivalents outstanding for the year ended December 31, 1995 and December 31, 1996 follows:

                                                                                   1996             1995
                                                                                   ----             ----
                 Weighted average common shares outstanding,
                   exclusive of issuances within twelve months
                   prior to the IPO                                               3,000,000       3,000,000
                 Shares issued within 12 months prior to the IPO
                   assumed to be outstanding for the entire
                   period                                                           220,000         220,000
                 Weighted average common shares outstanding, for
                   shares issued after IPO                                          581,250           --
                                                                                  ---------       ---------
                 Weighted average common shares outstanding at
                   end of year                                                    3,801,250       3,220,000
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

         (j)     Reclassification

                 Certain accounts in the 1995 financial statements were reclassified in order to conform to the 1996 financial statement presentation.

(2)      FIXED ASSETS

         Fixed assets consist of the following at December 31, 1996 and 1995:

                                                                                   1996             1995
                                                                                ----------        --------
         Mobile video production units                                          $  951,653        $     --
         Product development equipment                                             407,184         220,915
         Training and processing equipment                                         112,302              --
         Office furniture and equipment                                            144,808          31,930
         Show and exhibit displays                                                 144,787         142,524
                                                                                ----------        --------
                                                                                 1,760,734         395,369
         Less accumulated depreciation                                            (135,908)        (64,743)
                                                                                ----------        --------
                                                                                $1,624,826        $330,626
                                                                                ==========        ========

(3)      INTANGIBLE ASSETS

         Intangible assets consist of the following at December 31, 1996 and 1995:

                                                                                    1996            1995
                                                                                  --------        --------
                 Video and marketing production costs                             $674,366        $275,808
                 Deferred organization costs                                        29,428          29,428
                                                                                  --------        --------
                                                                                   703,794         305,236
                 Less: accumulated amortization                                   (87,324)         (2,943)
                                                                                  --------        --------
                                                                                  $616,470        $302,293
                                                                                  ========        ========

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

         In the July 1996 IPO, including the over-allotment option granted to the underwriters in connection therewith, the Company sold 1,395,000 shares of Common Stock and 1,495,000 Redeemable Warrants to the public. Each Redeemable Warrant gives the registered holder thereof, during the period from July 24, 1997 until July 24, 2000, the right to purchase one share of Common Stock at an exercise price of $5.00. The Redeemable Warrants are redeemable by the Company, upon the consent of Whale Securities Co., L.P. (Whale) at any time after July 24, 1997, upon notice of not less than 30 days, at a price of $.10 per Redeemable Warrant, provided that the closing bid price of the Common Stock is at least $7.50 per share for thirty trading days ending on the third day prior to the date on which the Company gives notice of the redemption of the Redeemable Warrants, subject to adjustment in certain circumstances. Net proceeds from the IPO were $5,511,849. At December 31, 1996, 1,495,000 shares of common stock are reserved for issuance upon exercise of the Redeemable Warrants and an additional 260,000 shares of Common Stock are reserved for issuance upon exercise of an aggregate of 260,000 warrants held by Whale, which warrants were received in connection with Whale's role as underwriter in the IPO.

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

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                                  1996             1995
                                                                              ------------       ---------
         Deferred tax assets:
           Deferred start-up costs                                            $     75,550       $  97,500
           Net operating loss carryforward                                       1,095,160          54,300
           Accrued expenses                                                         22,212              --
           Amortization                                                              5,439              --
           Fixed asset depreciation                                                     --           6,000
                                                                              ------------       ---------
                 Total gross deferred tax assets                                 1,198,361         157,800
         Less valuation allowance                                               (1,075,644)       (157,800)
                                                                              ------------       ---------
                 Net deferred tax assets                                           122,717              --
                                                                              ------------       ---------
         Deferred tax liabilities:
           Fixed asset depreciation                                                 (9,827)             --
           Advanced royalties                                                     (112,890)             --
                                                                              ------------       ---------
                 Total gross deferred tax liabilities                             (122,717)             --
                                                                              ------------       ---------
         Net deferred tax asset                                               $         --       $      --
                                                                              ============       =========

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

(8)      STOCK OPTION PLAN

         In April 1996, the Company adopted the 1996 Stock Option Plan (the "Plan"), which provided for the granting to directors, officers, key employees and consultants of the greater of 900,000 shares of common stock or 12% of the aggregate number of the Company's common stock outstanding, whichever is greater. Grants of options may be incentive stock options (to a maximum of 300,000) or non-qualified stock options and will be at such exercise prices, in such amounts, and upon such terms and conditions, as determined by the Compensation Committee of the Board of Directors. However, with respect to incentive stock options, the option exercise price may not be less than 100% of the market value at the time of grant (110% if the incentive stock option is granted to a 10% or more stockholder) and the term of any option may not exceed ten years (unless granted as an incentive stock option to a 10% or more stockholder, which term may not exceed five years.) The Company has not granted any incentive stock options. On
         January 1, 1997, the Plan was amended by the Board of Directors to increase the maximum number of shares of Common Stock that may be subject to outstanding options, determined immediately after the grant of any option. The Plan currently provides that such maximum number of shares of Common Stock is equal to the greater of 1,200,000 shares or 12% of the aggregate number of shares of the Company's Common Stock outstanding, provided, however, that options to purchase no more than 300,000 shares of Common Stock may be granted as ISOs.

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

         The Company applies APB Opinion No. 25 in accounting for its Plan, and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on fair value at the grant date for its stock options under Statement No. 123, the Company's net loss and net loss per share for the year ended December 31, 1996 would have increased to $3,579,469 and $.94, respectively, and, for the year ended December 31, 1995, the Company's net loss and net loss per share would have increased to $719,904 and $.23, respectively.

         In calculating the Company's net loss had the compensation cost been determined under Statement No. 123, it was assumed that Earl Takefman's options would vest in the year granted, others would vest over a four year period, 5% of the options would be forfeited, no dividends, volatility percent of 10% and an interest rate of 6.3%.

Stock option activity during the periods is indicated as follows:

                                                                                                      WEIGHTED
                                                                                                      AVERAGE
                                                                                   NUMBER             EXERCISE
                                                                                 OF SHARES             PRICE
                                                                                 ---------             ------
Balance at January 1, 1995
  Granted                                                                          177,871             $ 5.00
  Exercised                                                                             --               --
  Forfeited                                                                             --               --
  Expired                                                                               --               --
                                                                                  --------             ------
Balance at December 31, 1995                                                       177,871             $ 5.00
  Granted                                                                          787,871             $ 5.00
  Exercised                                                                             --               --
  Forfeited                                                                             --               --
  Canceled                                                                        (177,871)            $ 5.00
                                                                                  --------             ------
Balance at December 31, 1996                                                       787,871             $ 5.00
                                                                                  ========             ======


At December 31, 1996, 4,998 options are exercisable. In addition, on February 7, 1997, an additional 300,000 options became exercisable. See Note 9(b).

At December 31, 1996, the exercise price and weighted-average remaining contractual life of outstanding options was $5.00 and 10 years, respectively.

(9)      COMMITMENTS AND CONTINGENCIES

         (A)     LICENSE AGREEMENT

                 Effective March 1, 1995 the Company entered into a license agreement with Greg Norman (Norman), a professional golfer, and his corporation, Great White Shark Enterprises, Inc. (Great White Shark), pursuant to which the Company was granted a worldwide license to use his name, likeness and endorsement in connection with the production and promotion of the Company's products. Norman will receive royalties of 8% of all net revenues, as defined, derived from the sale of One-on-One videotapes. The Company extended the agreement in 1996 and used a portion of the proceeds from its private placement to pay the initial $150,000 required to extend the agreement. The extension of the agreement, which is for three additional years, requires the Company to pay certain guaranteed fees, amounting to $3,300,000, to be paid in quarterly installments to Great White Shark and total $600,000 (including the $150,000 payment referred to above) in the year ending June 30, 1997, $1 million in the year ending June 1998 and $1.7 million in the year ending June 30, 1999. Such guaranteed payments will be credited against future 8% royalties due on the Company's net revenues from the sale of the One-on-One video. Through December 31, 1996, the Company made payments to Norman amounting to $300,000. These payments are presented as advance royalties on the balance sheet at December 31, 1996. As the Company generates revenue, the advance royalties will be recorded as expense.

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

         (B)     EMPLOYMENT AGREEMENTS

                 The Company entered into employment agreements with seven executive employees expiring through December 1998 which provide for aggregate minimum annual compensation of approximately $763,000 in 1997 and $888,000 in 1998. The agreements are automatically renewed for additional one-year periods unless the Company or the employees provide timely notice of termination. Two of the employment agreements provide for an increase in compensation commencing in July 1997, if the Company achieves prescribed pre-tax earnings thresholds. The agreements also provide for bonuses and severance payments ranging from three to twelve months. In addition, two of the employment agreements provide for options for each employee to purchase an aggregate of up to 250,000 shares of common stock, at an exercise price per share equal to the IPO price of $5 per share, which was the per share price at the date of grant (see note 8). Such options had a vesting term of five years, subject to acceleration if the trading price of the Common Stock reached certain thresholds. Specifically, the vesting of 300,000 of such options would accelerate to the date that the market price of the Common Stock equaled or exceeded $10.00 per share for at least five consecutive trading days prior to January 24, 1998, if such threshold is reached. This threshold was achieved on February 7, 1997, at which time such 300,000 options became exercisable. The vesting of the remaining 200,000 options will be accelerated to the date that the trading price of the Common Stock equals or exceeds $15.00 per share for at least five consecutive trading days on or before January 24, 1999 if such threshold is reached. This threshold has not yet been reached. The original option agreement contained an error in that it did not include a provision for the options to vest in five years. Such error was corrected by revisions to the option agreements dated April 3, 1997.


         (10)    SUBSEQUENT EVENT (UNAUDITED)

                 In March 1997, the Company consummated a bridge financing (the "Bridge Financing") pursuant to which it issued to 13 investors, including Status-One Investments Inc., a company controlled by Earl T. Takefman, the Chief Executive Officer of the Company, an aggregate of (i) 100,000 shares of Common Stock and (ii) 100,000 warrants to purchase 100,000 shares of Common Stock at a price of $10.00 per share, subject to adjustment in certain circumstances. As consideration for such securities, the investors in the Bridge Financing pledged an aggregate of $3,500,000 in cash and other marketable securities as cash collateral (the "Cash Collateral") to Republic Bank of New York (Canada) Ltd. ("Republic"), which in turn issued a stand-by letter of credit (the "Letter of Credit") to the Company in an amount up to $3,500,000, which expires on December 31, 1997. The Company has used the Letter of Credit to secure a $3,500,000 line of credit (the "Line of Credit") from Barnett Bank. In the event that the Company draws upon the Line of Credit and is subsequently unable to repay amounts owed to Barnett Bank under the Line of Credit prior to December 31, 1997, Barnett Bank will present the Letter of Credit to Republic, who will pay Barnett Bank amounts owed to it using the Cash Collateral. In such instance, the investors in the Bridge Financing will be issued additional shares of Common Stock by the Company according to a predetermined formula to a maximum of 467,000 shares provided that the average of the closing bid prices of the Common Stock on the Nasdaq SmallCap Market on each of the twenty consecutive trading days immediately prior to December 31, 1997 is greater than $11.00. Alternatively, if the average of the closing bid prices of the Common Stock on the Nasdaq SmallCap Market on each of the twenty consecutive days immediately prior to December 31, 1997 is less than $11.00, the Company is obligated to issue to each investor in the Bridge Financing a number of shares of Common Stock equal to (x) the amount of such investor's unreturned Cash Collateral divided by (y) one-half of the average of the closing bid prices of the Common Stock on the Nasdaq SmallCap Market on each of the twenty consecutive trading days prior to December 31, 1997.

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

Date:  April 3, 1997

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

SIGNATURE                            CAPACITY IN WHICH SIGNED                      DATE
---------                            ------------------------                      ----
/s/ Earl Takefman                    Director, Chief Executive Officer             April 3, 1997
----------------------------         (Principal Executive Officer and
Earl Takefman                        Principal Financial and Accounting
                                     Officer)

            *                        Chairman of the Board                         April 3, 1997
----------------------------
Alan Lubell

            *                        Director                                      April 3, 1997
----------------------------
Eddie Einhorn

            *                        Director                                      April 3, 1997
----------------------------
Mark Hershhorn

                                     Director                                      April _, 1997
----------------------------
Beryl Artz


*By:  /s/ Earl Takefman
     ----------------------------------------
     Earl Takefman
     Attorney-in-Fact


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