Form 10QSB
period 1997-03-31
VISUAL EDGE SYSTEMS INC
filed 1997-05-15
CIK 1015172

                            VISUAL EDGE SYSTEMS INC.
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-20995

For the transition period from _________________ to ______________________


                            VISUAL EDGE SYSTEMS INC.


            DELAWARE                                     13-3778895
-------------------------------               ---------------------------------
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

                           Yes   X            No
                               ----               ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of May 13, 1997, the registrant had 4,715,000 shares of Common Stock and 1,495,000 Redeemable Warrants outstanding.

                            VISUAL EDGE SYSTEMS INC.

                                TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION

ITEM 1.     Financial Statements:
            Condensed Balance Sheets                                                   3
                     March 31, 1997 and December 31, 1996
            Condensed Statements of Operations                                         4
                     Three Months Ended March 31, 1997 and 1996
                     and year ended December 31, 1996

            Condensed Statements of Cash Flows                                         5
                     Three Months Ended March 31, 1997 and 1996
                     and year ended December 31, 1996
            Notes to Consolidated Condensed Financial Statements                      6-10
ITEM 2      Management's Discussion and Analysis of Results of                       11-12
                     Operations and Financial Condition

PART II     OTHER INFORMATION                                                        13-15

            Signature                                                                 16



                            VISUAL EDGE SYSTEMS INC.
                                  BALANCE SHEET


                                                                (Unaudited)
                                                              March 31, 1997   December 31, 1996
                                                              --------------   -----------------
Assets
Current Assets:
Cash                                                           $   963,042       $   233,117
Cash Equivalents (see Note 3)                                        - 0 -
Short Term Investments                                             950,210         1,869,052
Accounts Receivable                                                 79,653
Inventory                                                           47,652            36,747
Other Current Assets                                               534,611           380,756
                                                               -----------       -----------
  Total Current Assets                                           2,575,168         2,519,672
                                                               ===========       ===========

Property, Plant & Equipment:
Mobile Production Units                                          1,519,879           951,653
Training and Processing                                            112,116           112,301
Product Development                                                435,093           407,184
Office Furniture  & Equipment                                      191,419           144,808
Show and Exhibit                                                   177,010           144,787
Depreciation                                                      (166,523)         (135,908)
                                                               -----------       -----------
  Total Fixed Assets, Net                                        2,268,994         1,624,826
                                                               -----------       -----------

Deferred Costs:
   Video Production                                                447,405           447,404
   Organizational                                                   29,428            29,428
   Financing                                                     1,125,000
   Marketing Development                                           226,962           226,962
Amortization                                                      (105,324)          (87,324)
                                                               -----------       -----------
  Total Deferred Assets, Net                                     1,723,472           616,470
                                                               -----------       -----------

Other Assets                                                        23,401            23,202
                                                               ===========       ===========

Total Assets                                                   $ 6,591,034       $ 4,784,170
                                                               ===========       ===========

Liabilities & Equity
Bank Advances (see Note 8)                                       1,500,000           500,000
Accounts Payable                                               $    77,976       $   333,114
Accrued Expenses                                                   484,117           284,900
Other Current Liabilities                                           10,598             1,500
Current Maturities - Note Payable to Charter                       221,062
Contingent Liability (see Note 3)                                    - 0 -
                                                               -----------       -----------
  Total Current Liabilities                                      2,293,753         1,119,514
                                                               -----------       -----------

Long-Term Liabilities
Note Payable to Charter Financial                                  507,937
                                                               -----------       -----------

Total Liabilities                                                2,801,690         1,119,514
                                                               ===========       ===========

Stockholders' Equity
Preferred Stock, 5,000,000 shares authorized,
  none issued
Common stock, $.01 par value, 20,000,000 shares
  authorized, 4,715,000 shares issued and outstanding               47,150            46,150
Additional Paid In Capital                                       7,630,284         6,481,159
Accumulated Deficit                                             (3,888,090)       (2,862,653)
                                                               -----------       -----------
  Total Stockholders' Equity                                     3,789,344         3,664,656
                                                               ===========       ===========

  Total Liabilities & Stockholders' Equity                       6,591,034         4,784,170
                                                               ===========       ===========


                            Visual Edge Systems Inc.
                            Statements of Operations


                                                                               Unaudited
                                                                      ---------------------------------
                                                      Year Ended             Three Months Ended
                                                     December 31,                March 31,
                                                                      ---------------------------------
                                                        1996             1997                1996
                                                     -----------      -----------       ---------------
Revenue                                             $      --         $   199,736              --
                                                    -----------       -----------       -----------

Cost of Sales                                              --             229,117              --
                                                    -----------       -----------       -----------

Gross Profit                                               --             (29,381)             --
                                                    -----------       -----------       -----------

General and administrative expenses                   1,552,062           559,341           118,028
Selling and marketing                                   264,772           190,063               459
One-time stock compensation expense                    (600,000)                               --
One-time non-cash stock severance expense                                 150,125
                                                    -----------       -----------       -----------
                                                      2,416,834           899,529           118,487
                                                    -----------       -----------       -----------

Operating Loss                                       (2,416,834)         (928,910)         (118,487)
                                                    -----------       -----------       -----------

Other:
Cash Expense:
  Interest income                                        69,998            32,176              --
  Interest expense                                      (50,854)           (3,705)          (12,812)
Bridge financing costs: (see Note 8)
  Financing Fee                                                           (25,000)             --
  Non-cash financing fees                                                (100,000)
                                                    -----------       -----------       -----------
                                                         19,144           (96,528)          (12,812)
                                                    -----------       -----------       -----------
Net Loss Before Income Taxes                         (2,397,690)       (1,025,438)         (131,299)
  Provision for Income Taxes                               --                --                --
                                                    -----------       -----------       -----------

Net Loss                                            $(2,397,690)      $(1,025,438)      $  (131,299)
                                                    ===========       ===========       ===========

Loss Per Share                                      $     (0.63)      $     (0.25)      $     (0.04)
                                                    ===========       ===========       ===========

Weighted Average Shares Outstanding                   3,801,250         4,158,333         3,000,000
                                                    ===========       ===========       ===========




                            Visual Edge Systems Inc.
                             Statements of Cash Flow

                                                                                              Unaudited
                                                                                     ------------------------------
                                                                    Year Ended           Three Months Ended
                                                                    December 31,                March 31,
                                                                   ------------------------------------------------
                                                                        1996            1997                 1996
                                                                        ----            ----                 ----
Operating Activities:
        Net Loss                                                   $(2,397,690)      $(1,025,438)      $  (131,299)

Adjustments to reconcile net loss to net
cash used in operating activities:
        One-time stock compensation expense                            600,000
        Bridge loan financing expense                                                    125,000
        Severance pay expense                                                            150,125
        Depreciation and amortization                                  155,546            48,615            49,165
        Changes in assets and liabilities:
            Increase in accounts receivable                                              (79,653)
            Increase in other current assets                          (117,503)          (14,760)
            Increase in other assets                                   (23,202)             (200)
            Increase in bank advances                                                  1,000,000
            Increase (decrease) in accounts payable                     63,852          (255,138)          (52,982)
            Increase in accrued expenses                               271,182           199,217            56,791
            Increase in advanced royalties                            (300,000)         (150,000)
            Increase in other current liabilities                        1,500             9,098
                                                                   -----------       -----------       -----------

          Net Cash Used in Operating Activities                     (1,746,315)            6,865           (78,325)
                                                                   -----------       -----------       -----------

Investing Activities:
        Capital expenditures                                        (1,365,365)         (674,783)             --
        Proceeds from the sale of short term investments             1,638,963         1,268,844
        Increase in intangible assets                                 (398,558)
        Deferred Organization Costs                                                         --                --
        Deferred financing costs                                                      (1,250,000)          (25,000)
        Purchases of short term investments                         (3,508,015)         (350,000)
                                                                   -----------       -----------       -----------

          Net Cash Used in Investing Activities                     (3,632,975)       (1,005,939)          (25,000)
                                                                   -----------       -----------       -----------

Financing Activities:
        Proceeds from issuance of common stock                       5,511,849
        Repayment of borrowings                                     (1,615,000)         (617,126)          103,600
        Proceeds from borrowings                                     1,715,000         2,346,125
                                                                   -----------       -----------       -----------

          Net Cash Provided by Financing Activities                  5,611,849         1,728,999           103,600
                                                                   -----------       -----------       -----------

          Net Increase in Cash                                         232,559           729,925               275

          Cash at Beginning of Period                                      558           233,117               558
                                                                   -----------       -----------       -----------

          Cash at End of Period                                    $   233,117       $   963,042       $       833
                                                                   ===========       ===========       ===========

Supplemental information:

        Cash paid for interest                                     $    50,854       $     3,705       $     9,412
                                                                   ===========       ===========       ===========

        Cash paid for income taxes                                 $      --         $      --         $      --
                                                                   ===========       ===========       ===========

                            VISUAL EDGE SYSTEMS INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997

(1)   BASIS OF PRESENTATION

                  The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

                  Visual Edge Systems Inc. (the "Company") was organized to develop and market personalized videotape golf lessons featuring One-on-One instruction by leading professional golfer Greg Norman. To date, the Company has focused its efforts on developing video production technology which digitally combines actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce a 45-minute One-on-One videotape golf lesson. The Company's One-on-One personalized videotape golf lesson analyzes a golfer's swing by comparing it to Greg Norman's pre-recorded instructional commentary and analysis and computer graphics to highlight important golf fundamentals intended to improve a golfer's performance. The Company sells its products under the name "One-on-One with Greg Norman".

                  The Company was incorporated in July 1994 and commenced operations in January 1995. Since the Company's inception, it has been primarily engaged in product development, market development, testing technology, recruitment of key personnel, raising capital and preparing the software, hardware and videotape coaching instructions used in the production of its products. As a consequence, the Company did not generate any significant revenue and operated as a development stage company through December 31, 1996. The Company commenced generating revenue from its primary business activities during the first quarter of this year.

                  In March 1997, the Company obtained $3,500,000 of additional financing (see note 8).

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

                            VISUAL EDGE SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS



         (D)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. Cash, short-term investments, advance royalties and other current assets as well as accounts payable, accrued expenses and other current liabilities as reflected in the financial statements approximate fair value because of the short-term maturity of these instruments. The carrying value of the note payable to bank at December 31, 1996 and the borrowings against the line of credit at March 31, 1997 approximated fair value as the variable rates offered are comparable to rates currently available to the Company.

         (E)      SHORT TERM INVESTMENTS

                  Short-term investments consist of discount notes and Treasury bills and are available for sale. The difference between the carrying value and fair value is immaterial at March 31, 1997.

         (F)      USE OF ESTIMATES

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


(3)   CASH EQUIVALENTS AND CONTINGENT LIABILITY

                  Management believes that the availability of all or a portion of the funds raised in the Company's recent Bridge Financing are the equivalent of cash and that any amounts withdrawn represent a Contingent Liability (as opposed to a Bank Advance), since the Company is not required to repay such amounts. In order to emphasize the substance of this financing arrangement and better reflect the Company's financial status, captions entitled "Cash Equivalents" and "Contingent Liability" are reflected on the accompanying balance sheet.

                            VISUAL EDGE SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS


                  If under the Bridge Financing arrangement (see note 8), the funds raised in the bridge financing are utilized and not repaid and are thus converted to equity, at the Company's sole and absolute discretion, the Company will have received $3.5 million of equity capital.

(4)   FIXED ASSETS

                  Fixed assets consist of the following at March 31, 1997 and December 31, 1996:

                                                                UNAUDITED
                                                                ---------
                                                                 3/31/97          12/31/96
                                                                 -------          --------
                  Mobile video  production units              $ 1,519,879       $   951,653
                  Product development equipment                   435,093           407,184
                  Training and processing equipment               112,116           112,302
                  Office furniture and equipment                  186,419           144,808
                  Show and exhibit displays                       182,010           144,787
                                                              -----------       -----------

                                                                2,435,517         1,760,734
                  Less accumulated depreciation                  (166,523)         (135,908)
                                                              -----------       -----------
                                                              $ 2,268,994       $ 1,624,826



(5)   LEASES

                  The Company has a noncancelable lease for office space that expires in 1999. Rental payments include minimum rentals plus building expenses. Rental expense for this lease for year to date at March 31, 1997 was $25,614.

                  Future minimum lease payments under this lease as of December 31, 1996 are:

                  Year Ending December 31,

                           1997                           $102,452
                           1998                            105,751
                           1999                             90,512
                                                          ---------

                                                          $298,715

                The Company entered into a capitalized master lease and equipment financing agreement with a financial institution which permits the Company to finance its mobile video production units of up to $840,000 through May, 2000 at an interest rate of approximately 10%. At December 31, 1996, no amounts were drawn against this master capital lease. For the period ending March 31, 1997, the Company financed seven mobile video production units for $761,905 under this lease. Future payments under this capital lease for each of the following three years is $344,470.

                            VISUAL EDGE SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS



(6)   COMMITMENTS AND CONTINGENCIES

                Effective March 1, 1995 the Company entered into a license agreement with Greg Norman ("Norman"), a professional golfer, and his corporation, Great White Shark Enterprises, Inc. ("Great White Shark"), pursuant to which the Company was granted a worldwide license to use his name, likeness and endorsement in connection with the production and promotion of the Company's products. Norman will receive royalties of 8% of all net revenues, as defined, derived from the sale of One-on-One videotapes. The Company extended the agreement in 1996 and used a portion of the proceeds from its private placement to pay the initial $150,000 required to extend the agreement. The extension of the agreement, which is for three additional years, requires the Company to pay certain guaranteed fees, amounting to $3,300,000, to be paid quarterly to Great White Shark and total $600,000 (including the $150,000 payment referred to above) in the year ending June 30, 1997, $1 million in the year ending June 1998 and $1.7 million in the year ending June 30, 1999. Such guaranteed payments will be credited against future 8% royalties due on the Company's net revenues from the sale of the One-on-One video. These payments are presented as advance royalties on the balance sheet at December 31, 1996 and March 31, 1997. As the company generates revenue, the advance royalties will be recorded as expense.

                The Company has the right to renew the license agreement for two additional periods of five years each. In the event of renewal, the Company is obligated to make a guaranteed payment of $1,300,000 during the first year of the renewal term, increasing by $100,000 per year thereafter.

                Also in March 1995, the Company's three founding shareholders entered into an Agreement which gave Norman an option to receive 10% of the outstanding shares of the Company from them. The option was conditioned upon the Company delivering a notice to Norman that was intended to extend the License Agreement for three years. In April 1996, Norman exercised the option and those shareholders transferred 300,000 shares of their common stock to Norman. The market value of such shares was $600,000. In accordance with Accounting Principles Board Opinion ("APB") No. 25, the transaction was recorded as a charge to the statement of operations and an increase in additional paid-in capital, in April 1996, with no impact on the Company's equity.

(7)   EMPLOYMENT AGREEMENTS

                The Company entered into employment agreements with seven executive employees expiring through December 1998 which provide for aggregate minimum annual compensation of approximately $763,000 in 1997, and $888,000 in 1998. The agreements are automatically renewed for additional one-year periods unless the Company or the employees provide timely notice of termination. Two of the employment agreements provide for an increase in compensation commencing in July 1997, if the Company achieves prescribed pre-tax earnings thresholds. The agreements also provide for bonuses and severance payments ranging from three to twelve months. In addition, two of the employment agreements provide for options for each employee to purchase an aggregate of up to 250,000 shares of common stock, at an exercise price per share equal to the IPO price of $5 per share, which was the per share price at the date of grant. Such options had a vesting term of five years, subject to acceleration if the trading price of the Common Stock reached certain thresholds. Specifically, the vesting of 300,000 of such options would accelerate to the date that the market price of the Common Stock equaled or

                            VISUAL EDGE SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS



                exceeded $10.00 per share for at least five consecutive trading days prior to January 24, 1998, if such threshold is reached. This threshold was achieved on February 7, 1997, at which time such 300,000 options became exercisable. The vesting of the remaining 200,000 options will be accelerated to the date that the trading price of the Common Stock equals or exceeds $15.00 per share for at least five consecutive trading days on or before January 24, 1999 if such threshold is reached. This threshold has not yet been reached. The original option agreement contained an error in that it did not include a provision for the options to vest in five years. Such error was corrected by revisions to the option agreements dated April 3, 1997.

(8)   BRIDGE FINANCING AND SECURED LINE OF CREDIT

                In March 1997, the Company consummated a bridge financing (the "Bridge Financing") pursuant to which it issued to 13 investors, (including Status-One Investments Inc., a company controlled by Earl T. Takefman, the Chief Executive Officer of the Company), as a financing fee an aggregate of (i) 100,000 shares of Common Stock and (ii) 100,000 warrants to purchase 100,000 shares of Common Stock at a price of $10.00 per share, subject to adjustment in certain circumstances. As consideration for such securities, the investors in the Bridge Financing pledged an aggregate of $3,500,000 in cash and other marketable securities as cash collateral (the "Cash Collateral") to Republic Bank of New York (Canada) Ltd. ("Republic"), and Bank Hapoalim (Switzerland) Ltd. ("Bank Hapoalim"), which in turn issued stand-by letters of credit (the "Letters of Credit") to the Company in the aggregate amount of up to $3,500,000, which expire on December 31, 1997. The Company has used the Letters of Credit to secure a $3,500,000 line of credit (the "Line of Credit") from Barnett Bank. In the event that the Company draws upon the Line of Credit such amounts may either be repaid on or prior to December 31, 1997 or converted to equity at the Company's discretion on December 31, 1997. If not repaid Barnett Bank will present the Letters of Credit to Republic and Bank Hapoalim, who will pay Barnett Bank amounts owed to it using the Cash Collateral. In such instance, the investors in the Bridge Financing will be issued additional shares of Common Stock by the Company according to a predetermined formula to a maximum of 467,000 shares provided that the average of the closing bid prices of the Common Stock on the Nasdaq Small Cap Market on each of the twenty consecutive trading days immediately prior to December 31, 1997, is greater than $11.00. Alternatively, if the average of the closing bid prices of the Common Stock on Nasdaq SmallCap Market on each of the twenty consecutive days immediately prior to December 31, 1997, is less than $11.00, the Company is obligated to issue to each investor in the Bridge Financing a number of shares of Common Stock equal to (x) the amount of such investor's unreturned Cash Collateral divided by
                (y) one-half of the average of the closing bid prices of the Common Stock on the Nasdaq SmallCap Market on each of the twenty consecutive trading days prior to December 31, 1997.

                As of March 31, 1997, the Company has utilized $1.25 million of the Line of Credit.

                            VISUAL EDGE SYSTEMS INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

The Company was a developmental stage company in 1996 and had no revenue for the fiscal year ended December 31, 1996. The Company commenced its introduction and marketing of personalized videotape golf lessons, featuring One-on-One instruction by leading professional golfer Greg Norman, during the fourth quarter of 1996. The Company completed and launched its first seven mobile production units (vans) during the three months ended March 31, 1997. Further, the Company anticipates that an additional eight vans will be launched by the end of May 1997.

During the first quarter of 1997 the Company began to generate revenue from the sales of its videotape golf lessons. For the three months ending March 31, 1997, the Company had sales of approximately $200,000 and had a negative gross profit of $29,381. The negative gross profit resulted from the high fixed costs associated with the seven vans that were launched in the quarter.

Selling and administrative expenses for the three month period were $780,748. These expenses were start-up expenses, related to the launching of the seven vans and consisted of payroll, marketing and other administrative expenses.

A significant portion of the Company's disbursements during the first quarter represented investment in fixed assets of $644,000. At March 31, 1997, the Company's cumulative investment in fixed assets was $2,268,994.

The Company earned $32,176 in interest income for the quarter ending March 31, 1997. Further, in connection with its bridge financing, the Company incurred financing fees of $1,250,000, of which $1,000,000 was a non-cash expense. The financing fee is pro-rated over a ten month period ending December 31, 1997. Also, during the first quarter, the Company incurred a one time non-cash stock severance expense of $150,125.


LIQUIDITY AND CAPITAL RESOURCES

In March 1997, the Company completed a $3,500,000 bridge financing facility pursuant to which it issued to 13 investors (including Status-One Investments Inc., a company controlled by Earl T. Takefman, the Chief Executive Officer of the Company), in return for the investors' pledge of $3.5 million for collateral, an aggregate of 100,000 shares of common stock and 100,000 warrants (exercisable through March 26, 2002) to purchase 100,000 shares of common stock at a price of $10.00 per share. The investors provided $3,500,000 in collateral which resulted in the issuance of two letters of credit in favor of the Company in the aggregate amount of $3,500,000, which expire on December 31, 1997.

Such letters of credit were used by the Company to secure a line of credit of $3,500,000. If the line of credit is not repaid on or before December 31, 1997, in whole or in part, the bank will draw on the letter of credit to satisfy the repayment of the debt. In this event the investors would convert the unpaid portion of the letter of credit into additional equity in the Company according to a pre-determined formula.

The Company is continuing to explore permanent financing alternatives which it expects to complete by year end.

SUBSEQUENT EVENTS

On May 9, 1997, the Company reached an agreement in principle with Cadillac Motor Car Division of General Motors ("Cadillac"). The agreement grants Cadillac the exclusive U.S. dealer showroom rights to the Company's One-on-One with Greg Norman concept allowing Cadillac to exclusively offer its customers a free video golf lesson with Greg Norman if they test drive a Cadillac. The Company is to provide each participating dealership with all marketing materials related to this promotion, including creative material for print and radio advertisements, banners, posters and brochures. The launch of the promotion nationwide is not expected until late in 1997, until after the Company and Cadillac conduct regional tests to determine the appropriate logistics and marketing approach to the proposed test drive program, at which time the Company anticipates that a formal agreement will be signed. The contract, which would run until December 31, 2000, unless terminated earlier by Cadillac at their option, would guarantee Visual Edge approximately 6,500 event days or $34,750,000 over the term, provided that Visual Edge has an adequate number of vans to serve all participating Cadillac dealers. The arrangement with Cadillac remains subject to the execution of a formal agreement between the Company and Cadillac.

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

ITEM 2.     CHANGES IN SECURITIES

            On March 26, 1997, Visual Edge Systems Inc. (the "Company") consummated a bridge financing (the "Bridge Financing") pursuant to which it issued to 13 investors (the "Bridge Investors"), including Status-One Investments Inc., a company controlled by Earl T. Takefman the Chief Executive Officer of the Company, an aggregate of (i) 100,000 shares (the "Shares") of common stock, par value $.01 per share (the "Common Stock"), and (ii) 100,000 warrants (the "Warrants") to purchase 100,000 share of Common Stock at a price of $10.00 per share, subject to adjustments in certain circumstances, at any time before March 26, 2002.

            As consideration for the Shares and Warrants, the investors in the Bridge Financing pledged an aggregate of $3,500,000 in cash and other marketable securities as cash collateral (the "Cash Collateral") to Republic Bank of New York (Canada) Ltd. ("Republic") and Bank Hapoalim (Switzerland) Ltd. ("Bank Hapoalim"). Republic and Bank Hapoalim have each issued a stand-by letter of credit (the "Letters of Credit") in favor of Barnett Bank, N.A. ("Barnett"), in the amount of $3,250,000 and $250,000, respectively. The letters of credit expire on December 31, 1997.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

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

         4.5              Form of Warrant Certificate issued to investors in the Bridge Financing (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form SB-2
                          (Registration No. 333-23519) filed April 7, 1997)

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

        10.3              Employment Agreement, dated as of January 1, 1996, between Earl Takefman and the
                          Company (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration
                          Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

        10.4              Employment Agreement, dated as of January 1, 1996, between Alan Lubell and the
                          Company (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration
                          Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)



        10.5              Employment Agreement, dated as of May 1, 1996, between Thomas S. Peters and the
                          Company (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration
                          Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

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

        10.8              Amended and Restated 1996 Stock Option Plan (Incorporated by reference to
                          Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2
                          (Registration No. 333-23519) filed April 7, 1997)

        10.9              Employment Agreement, dated as of June 1, 1996, between the Company and Richard
                          Parker (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the
                          Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193)
                          effective July 24, 1996)

        10.10             Assignment, dated April 19, 1996, from Thomas S. Peters to the Company (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2
                          (Registration No. 333-5193) effective July 24, 1996)

        10.11             Share and Warrant Purchase Agreement, dated as of February 27, 1997, between the
                          Company and  Status-One Investments Inc. (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-23519)
                          filed April 7, 1997)

        10.12             Form of Share and Warrant Purchase Agreement, dated as of February 27, 1997, between the Company and each unaffiliated investor in the Bridge Financing
                          (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement
                          on Form SB-2 (Registration No. 333-23519) filed April 7, 1997)

        11                Computation of Per Share Loss (Incorporated by reference to Exhibit 11 to the
                          Registrant's Registration Statement on Form SB-2 (Registration No. 333-23519)
                          filed April 7, 1997)

        27                Financial Data Schedule (for SEC use Only).

         (b)  Reports on Form 8-K

                          None



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Visual Edge Systems Inc.




                                         By:  /s/ Earl T. Takefman
                                             ----------------------------------
                                             Earl T. Takefman
May 14, 1997                                 Chief Executive Officer




                                              /s/ Edward R. Smith
                                             ----------------------------------
                                             Edward R. Smith
May 14, 1997                                 Chief Financial Officer