Form 10QSB
period 1997-06-30
VISUAL EDGE SYSTEMS INC
filed 1997-08-14
CIK 1015172

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                    UNITED STATES

                                     Form 10-QSB

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                                  Yes      X              No
                                       ---------            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of July 31, 1997, the registrant had 4,847,728 shares of common stock and 1,495,000 redeemable warrants outstanding.

                               VISUAL EDGE SYSTEMS INC.

                                  TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

Item 1. Financial Statements:
        Condensed Balance Sheets                                             3
        June 30, 1997 and December 31, 1996
        Condensed Statements of Operations                                   4
            Three Months Ended June 30, 1997 and 1996 and Six Months ended June 30, 1997 and 1996

        Condensed Statements of Cash Flows                                   5
            Six Months Ended June 30, 1997 Year ended December 31,
            1996
        Notes to Condensed Financial Statements                             6-10

Item 2  Management's Discussion and Analysis or Plan of Operation          11-14

PART II  OTHER INFORMATION                                                 15-20
         Signatures                                                          21

                               VISUAL EDGE SYSTEMS INC.

                                   BALANCE SHEETS


                                                          UNAUDITED
                                                       ---------------
                                                         JUNE 30, 1997        DECEMBER 31, 1996
                                                       ----------------       ------------------
ASSETS
CURRENT ASSETS:
Cash                                                    $      676,867           $     233,117
Short Term Investments                                       4,280,210               1,869,052
Accounts Receivable                                             85,206                     0
Inventory                                                      133,944                  36,747
Advanced Royalties                                             128,000                 300,000
Other Current Assets                                           147,475                  80,756
                                                        --------------            -------------
  TOTAL CURRENT ASSETS                                       5,451,701               2,519,672
                                                        --------------            -------------
PROPERTY, PLANT & EQUIPMENT
Mobile Production Units                                      2,224,887                 951,653
Training and Processing                                        112,882                 112,301
Product Development                                            474,957                 407,184
Office Furniture & Equipment                                   380,787                 144,808
Show and Exhibit                                               144,787                 144,787
Depreciation                                                  (310,568)               (135,908)
                                                        --------------            -------------
  TOTAL FIXED ASSETS, NET                                    3,027,730               1,624,826
                                                        --------------            -------------

DEFERRED COSTS:
  Video Production                                             447,405                 447,404
  Organizational                                                29,428                  29,428
  Financing                                                  2,029,436                     -
 Marketing Development (see Note 3)                            601,222                 226,962
Amortization                                                  (239,503)                (87,324)
                                                        --------------            -------------
TOTAL DEFERRED ASSETS, NET                                   2,867,989                  616,470
                                                        --------------            -------------
Other Assets                                                    23,314                  23,202
                                                        --------------            -------------

TOTAL ASSETS                                               $ 11,370,734            $ 4,784,170
                                                        --------------            -------------
                                                        --------------            -------------

LIABILITIES & EQUITY
CURRENT LIABILITIES
Bank Advances                                              $       -               $   500,000
Accounts Payable                                               200,949                 333,114
Accrued Expenses                                               123,138                 284,900
Other Current Liabilities                                       29,051                   1,500
Current Maturities - Note Payable                              305,279                     -
                                                        --------------            -------------
  TOTAL CURRENT LIABILITIES                                    658,417               1,119,514
                                                        --------------            -------------
LONG-TERM LIABILITIES
Note Payable                                                   499,526                     -
Convertible Debt (see Note 7b)                               7,500,000                     -
                                                        --------------            -------------
  TOTAL LONG-TERM LIABILITIES                                7,999,526                     -
                                                        --------------            -------------

TOTAL LIABILITIES                                            8,657,943               1,119,514
                                                        --------------            -------------
STOCKHOLDERS' EQUITY
Preferred Stock, 5,000,000 shares authorized, none  issued
Common stock, $.01 par value, 20,000,000 shares authorized,
4,847,728 shares issued and outstanding                         48,477                  46,150
Additional Paid in Capital                                   9,226,235               6,481,159
Accumulated Deficit                                         (6,561,921)             (2,862,653)
                                                        --------------            -------------
  TOTAL STOCKHOLDERS' EQUITY                                 2,712,791               3,664,656
                                                        --------------            -------------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $11,370,734         $     4,784,170
                                                        --------------            -------------
                                                        --------------            -------------

                               VISUAL EDGE SYSTEMS INC.

                               STATEMENT OF OPERATIONS

                                                                           UNAUDITED                      UNAUDITED
                                                                 ------------------------------  -------------------------------
                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                                 ------------------------------  -------------------------------
                                                                    1997               1996           1997               1996
                                                                 -------------- ---------------  --------------- ---------------

REVENUE                                                          $  397,015       $         -      $   596,751     $        -
                                                                 ----------       -------------  -------------    --------------
COST OF SALES                                                       223,743                 -          452,860              -
                                                                 ----------       -------------  -------------    --------------
GROSS PROFIT                                                        173,272                 -          143,891              -
                                                                 ----------       -------------  -------------    --------------
General and administrative expenses                               1,361,707              35,883      1,921,048          153,911
Selling and marketing                                               706,607                 -          896,670              459
One-time non-cash stock severance expense                               -                   -          150,125              -
One-time non-cash marketing expense (see Note 5)                     53,132                 -           53,132              -
                                                                 ----------       -------------  -------------    --------------
                                                                  2,121,446              35,883      3,020,975           154,370
                                                                 ----------       -------------  -------------    --------------

OPERATING LOSS                                                   (1,948,175)            (35,883)    (2,877,085)         (154,370)
                                                                 ----------       -------------  -------------    --------------

OTHER:

  Interest income                                                    3,458                   -          35,634               -
  Interest expense                                                (105,560)              (17,934)     (109,265)           (30,746)
  Financing costs: (see Notes 7a & 7b)
    Financing fees                                                (123,571)                  -         (148,571)              -
                                                                 ----------       -------------  -------------    --------------
    Non-cash financing fees                                       (499,981)                  -         (599,981)              -
                                                                 ----------       -------------  -------------    --------------

NET LOSS BEFORE INCOME TAXES                                     (2,673,829)             (53,817)    (3,699,268)         (185,116)
  Provision for Income Taxes                                            -                    -               -                -

NET LOSS                                                       $ (2,673,829)          $  (53,817)   $ (3,633,268)      $  (185,116)
                                                                 ----------        -------------    -------------   --------------

LOSS PER SHARE                                                 $      (0.56)          $    (0.02)   $       (0.79)       $    (0.06)
                                                                 ----------         -------------   -------------    --------------
WEIGHTED AVERAGE SHARES OUTSTANDING                               1,767,575             3,000,00        4,707,953         3,000,000
                                                                 ----------         -------------   -------------    --------------
                                                                 ----------         -------------   -------------    --------------


                               VISUAL EDGE SYSTEMS INC.

                               STATEMENT OF CASH FLOWS

                                                         SIX MONTHS ENDED       YEAR ENDED
                                                              JUNE 30         DECEMBER 31, 1996
                                                       ----------------       ------------------
                                                              1997                    1996
                                                       ----------------       ------------------

OPERATING ACTIVITIES:
      Net Loss                                          $    (3,699,268)       $    (2,397,690)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
      One-time stock compensation expense
      One-time non-cash marketing expense                             -               600,000
      Loan financing expenses                                    53,132                     -
      Severance pay expense                                     748,552                     -
      Depreciation and amortization                             150,125                     -
      Changes in assets and liabilities:
            Increase in accounts receivable                     (85,206)                    -
            Increase in other current assets                   (163,916)             (117,503)
            Increase in other assets                               (112)              (23,202)
            Increase in bank advances                          (500,000)                    -
            Increase (decrease) in accounts payable            (132,165)               63,852
            Increase in accrued expenses                       (161,762)              271,182
            Increase in advanced royalties                     (202,260)            (300,000)
            Increase in other current liabilities                27,551                1,500
                                                       ----------------       --------------

            NET CASH USED IN OPERATING ACTIVITIES            (3,638,490)          (1,746,315)
                                                       ----------------       --------------
INVESTING ACTIVITIES:
      Capital expenditures                                   (1,577,564)          (1,365,365)
      Proceeds from the sale of short term investments       (1,577,564)          (1,638,963)
      Increase in intangible assets                                   -             (398,558)
      Deferred financing costs                               (2,029,436)                   -
      Purchases of short term investments                    (3,300,000)          (3,508,015)
                                                       ----------------       --------------
            NET CASH USED IN INVESTING ACTIVITIES              (752,092)          (3,632,975)
                                                       ----------------       --------------

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                    128,000            5,511,849
      Repayment of borrowings                                (3,015,000)          (1,615,000)
      Proceeds from borrowings                                7,721,332            1,715,000
                                                       ----------------       --------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES         4,834,332            5,611,849
                                                       ----------------       --------------
            NET INCREASE IN CASH                                443,750              232,559

            CASH AT BEGINNING OF PERIOD                         233,117                  558
                                                       ----------------       --------------
            CASH AT END OF PERIOD                         $     676,867           $  233,117
                                                       ----------------       --------------
                                                       ----------------       --------------
SUPPLEMENTAL INFORMATION:

      Cash paid for interest                                 $   80,046           $   50,854
                                                       ----------------       --------------
                                                       ----------------       --------------
      Cash paid for income taxes                             $        -           $        -
                                                       ----------------       --------------
                                                       ----------------       --------------

                            VISUAL EDGE SYSTEMS INC
                        NOTES TO FINANCIAL STATEMENTS
                                  UNAUDITED

(1) BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. As such, they should be read in conjunction with the Company's audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for the future interim periods or for the full year ending December 31, 1997.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  REVENUE RECOGNITION

         Revenue from product sales is recognized as videotape products are delivered to the customer and in accordance with individual contracted terms. Royalties and license fees are recorded as revenue when earned.

    (b)  FIXED AND INTANGIBLE ASSETS

         Fixed assets are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets (4 years).

    (c)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. Cash, short- term investments, inventory, accounts receivable, advance royalties and other current assets as well as accounts payable, accrued expenses and other current liabilities as reflected in the financial statements approximate fair value because of the short-term maturity of these instruments.

    (D)  SHORT TERM INVESTMENTS

         Short-term investments consist of discount notes and Treasury bills and are available for sale. The difference between the carrying value and fair value is immaterial at June 30, 1997.

    (E)  USE OF ESTIMATES

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


(3) ADVANCED ROYALTIES

         Advanced royalties at June 30, 1997 amounted to $502, 259. Based on a comparison of advanced royalties to projections it was determined that an additional $128,000 would be expensed by December 31, 1997. Therefore $374, 259 was reclassed from a current asset to a non-current asset (marketing development) and will be amortized as it is earned.

(4) LEASES

         The Company has a noncancelable lease for office space that expires in 1999. Rental payments include minimum rentals plus building expenses. Rental expense for this lease for the six months ending June 30, 1997 was $51,228.

         Future minimum lease payments under this lease as of December 31, 1996 are:

         Year Ending December 31,

              1997                                  $102,452
              1998                                   105,751
              1999                                    90,512
                                                    --------

                                                    $298,715
                                                    --------
                                                    --------


         The Company entered into a capitalized master lease and equipment financing agreement with a financial institution which permits the Company to finance its mobile video production units of up to $840,000 through May, 2000 at an interest rate of approximately 10%. At December 31, 1996, no amounts were drawn against this master capital lease. For the six months ended June 30, 1997, the Company financed seven mobile video production units for $761,905 under this lease. Future payments under this capital lease for each of the following three years is $344,470.

(5) COMMITMENTS AND CONTINGENCIES

         Effective March 1, 1995 the Company entered into a license agreement (the "Agreement") with Greg Norman ("Norman"), a professional golfer, and Great White Shark Enterprises, Inc. ("Great White Shark"), pursuant to which the Company was granted a worldwide license to use Norman's name, likeness and endorsement in connection with the production and promotion of the Company's products. Norman will receive royalties of 8% of all net revenues, as defined, derived from the sale of One-on-One videotapes.

         As of June 3, 1997, the Company, Norman and Great White Shark executed an amendment (the "Amendment") to the Agreement. Norman and the Company have agreed to restructure the terms of the payments due to Norman under the Agreement by: (i) altering the payments such that Norman will receive $1,020,000 of his royalties in shares of the Company's common stock, rather than cash as was originally contemplated by the Agreement: (ii) changing the schedule of the payments such that they will be paid to Norman over a period of time from January 1998 through April 2000; and (iii) granting to Norman 25,000 options to purchase shares of the Company's common stock. Such options are exercisable at a price of $10.00 per share, vest immediately and are exercisable at Norman's discretion at any time prior to their expiration on June 30, 2000. Accordingly, in compliance with FASB #123 the Company recorded a one time non-cash marketing expense of $53,132.

         The Amendment restructures the payments to Norman as follows: 1997 - as of June 30, 1997 $300,000 was paid with no further payments due for the remainder of the year; 1998 - $700,000 to be paid in addition to 30,000 shares of common stock to be issued during the year; 1999 - $1,200,000 to be paid in addition to 48,000 shares of common stock to be issued during the year; and 2000 - $480,000 to be paid in addition to 24,000 shares of common stock to be issued during the first three months of the year.

         For the purpose of calculating the royalties payable to Norman, the common stock issued to Norman by the Company will be valued at $10.00 per share regardless of the actual market price of the common stock at the time of payment. Any royalties earned by Norman pursuant to the Amendment that are in excess of the $1,020,000 paid in shares of common stock are to be paid in cash.

         After the initial term, which ends on June 30, 2000, the Company has the option to renew the Agreement for two additional five-year periods (each five-year period, a "Renewal Term"). The guaranteed fee to
          Norman in the first year of the first Renewal Term will be $1,300,000, increasing by $100,000 each successive year thereafter; all such fees will be payable in cash in equal quarterly installments.


(6)  EMPLOYMENT AGREEMENTS

         The Company entered into employment agreements with seven executive employees expiring through December 1998 which provide for aggregate minimum annual compensation of approximately $763,000 in 1997, and $888,000 in 1998. The agreements are automatically renewed for additional one-year (5) periods unless the Company or the employees provide timely notice of termination. Two of the employment agreements provide for an increase in compensation commencing in July 1997, if the Company achieves prescribed pre-tax earnings thresholds. The agreements also provide for bonuses and severance payments ranging from three to twelve months. In addition, two of the employment agreements provide for options for each employee to purchase an aggregate of up to 250,000 shares of common stock, at an exercise price per share equal to the IPO price of $5.00 per share, which was the per share price at the date of grant. Such options had a vesting term of five years, subject to acceleration if the trading price of the common stock reached certain thresholds. Specifically, the vesting of 300,000 of such options would accelerate to the date that the market price of the common stock equaled or exceeded $10.00 per share for at least five consecutive trading days prior to January 24, 1998, if such threshold was reached. This threshold was achieved on February 7, 1997, at which time such 300,000 options became exerciseable. The vesting of the remaining 200,000 options will be accelerated to the date that the trading price of the common stock equals or exceeds $15.00 per share for at least five consecutive trading days on or before January 24, 1999, if such threshold is reached. This threshold has not yet been reached. The original option agreement contained an error in that it did not include a provision for the options to vest in five years. Such error was corrected by revisions to the option agreements dated April 3, 1997.

(7a)   MARCH FINANCING

         In March 1997, the Company consummated a bridge financing (the "Bridge Financing") pursuant to which it issued to 13 investors (including Status-One Investments Inc., a company controlled by Earl T. Takefman, the Chief Executive Officer of the Company), as a financing fee an aggregate of (i) 100,000 shares of common stock and (ii) 100,000 warrants to purchase 100,000 shares of common stock at a price of $10.00 per share, subject to adjustment in certain circumstances. As consideration for such securities, the investors in the Bridge Financing pledged an aggregate of $3,500,000 in cash and other marketable securities as cash collateral (the "Cash Collateral") to Republic Bank of New York (Canada) Ltd. ("Republic"), and Bank Hapoalim (Switzerland) Ltd. ("Bank Hapoalim"), which in turn issued stand-by letters of credit (the "Letters of Credit") to the Company in the aggregate amount of up to $3,500,000. The Company has used the Letters of Credit to secure a $3,500,000 line of credit (the "Line of Credit") from Barnett Bank. In June 1997, the Company used a portion of the proceeds from the issuance and sale of certain equity securities, outlined hereafter in note (7b), to repay the remaining outstanding balance due and owing on the Line of Credit and returned the Letters of Credit to Republic and Bank Hapoalim, which in turn returned all of the Cash Collateral to the Bridge Investors.

(7b) JUNE FINANCING

         On June 13, 1997, the Company arranged a three-year $7,500,000 debt and convertible equity facility with a group of investment funds advised by an affiliate of Hunt Sports Group, a sports and entertainment management company controlled by the Lamar Hunt family of Dallas, Texas. The Company issued and sold to Infinity Investors Limited, Infinity Emerging Opportunities Limited, Sandera Partners, L.P. and Lion Capital Partners, L.P. (collectively, the "Funds") the following securities pursuant to the Bridge Securities Purchase Agreement, dated as of June 13, 1997 (the "Bridge Agreement"), between the Company and the Funds: (i) 8.25% unsecured convertible bridge notes (the "Bridge Notes") in the aggregate principal amount of $7,500,000 with a maturity date of three years from the date of issuance (subject to the mandatory automatic exchange for the Company's preferred stock, par value $.01 per share (the "Preferred Stock"), as discussed below), which Bridge Notes are convertible into shares of common stock at any time and from time to time commencing January 1, 1998 at the option of the holder thereof subject to certain limitations on conversion set forth in the Bridge Agreement; (ii) 93,677 shares of common stock, (the "Grant Shares"); and (iii) five-year warrants (the "Bridge Warrants") to purchase 100,000 shares of common stock at an exercise price equal to $10.675. On June 13, 1997 (the "Closing Date"), 30% of the Bridge Warrants were assigned, with the Company's consent, to Alpine Capital Partners, Inc. The Bridge Warrants are redeemable commencing
         October 1, 1998 at a redemption price equal to $.10 per share, subject to adjustment based on a 20-day minimum closing bid price of the Company's common stock. The net proceeds to the Company from the sale of the Bridge Notes, Grant Shares and Bridge Warrants was $7,236,938. In addition, the Company issued 14,502 shares of common stock to Whale Securities Co., L.P.

         ("Whale"), the underwriter in the Company's initial public offering (the "IPO"), as a fee for services rendered in connection with the transactions contemplated by the Bridge Agreement.

         Pursuant to the Bridge Agreement, the Company will issue additional Grant Shares (the "Additional Grant Shares") to the Funds in the event that the closing bid price of the Company's common stock for each trading day during any consecutive 10 trading days from the Closing Date through December 31, 1997 does not equal at least $10.00 per share. In the event that any Additional Grant Shares are issued, the exercise price of the Bridge Warrants will be adjusted so that the value of the Bridge Warrants (using a Black-Scholes or similar model) equals the value of the Bridge Warrants as of the Closing Date.

         Interest payments on the Bridge Notes will, at the option of the Company, be payable in cash or in shares of common stock. Effective January 1, 1998, the aggregate outstanding principal amount of Bridge Notes exceeding $2,500,000 will be automatically exchanged for a number of shares of Preferred Stock with an aggregate liquidation preference equal to the principal amount of Bridge Notes so exchanged and with terms substantially identical to the Bridge Notes, which Preferred Stock is convertible into shares of common stock (the "Stock Conversion Shares"). In addition, if the Company elects to redeem the warrants issued in the Company's IPO (the "Redeemable Warrants"), the Company must redeem at least $5,000,000 principal amount of the Bridge Notes with the net proceeds of such redemption.

         The Company may redeem the Redeemable Warrants, with the consent of Whale and upon notice to the holders thereof of not less than 30 days, at a price of $.10 per warrant, provided that the closing bid price of the common stock on all 30 of the trading days ending on the third day prior to the day on which the Company gives notice has been at least 150% (currently $7.50, subject to adjustment) of the then effective exercise price of the Redeemable Warrants.

                               VISUAL EDGE SYSTEMS INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

    GENERAL

         Visual Edge Systems Inc. (the "Company") was organized to develop and market personalized videotape golf lessons featuring One-on-One instruction by leading professional golfer Greg Norman. Through December 31,1996, the Company focused its efforts on developing video production technology which digitally combines actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce a 45-minute One-on-One videotape golf lesson. The Company's One-on-One personalized videotape golf lesson analyzes a golfer's swing by comparing it to Greg Norman's swing at several different club positions from two camera angles using Greg Norman's pre-recorded instructional commentary and analysis and computer graphics to highlight important golf fundamentals intended to improve a golfer's performance. The Company sells its products under the name "One-on-One with Greg Norman".

         The Company was incorporated in July 1994 and commenced developmental operations in January 1995. From the Company's inception through the end of its last fiscal year, it was primarily engaged in product development, market development, testing technology, recruitment of key personnel, raising capital and preparing the software, hardware and videotape coaching instructions used in the production of its products. As a consequence, the Company did not generate any significant revenue and operated as a development stage company through December 31, 1996. The Company commenced generating revenue from its primary business activities during the first quarter of this year.

         The Company's primary marketing strategy is to sell "One-on-One with Greg Norman." videotapes on a prearranged basis to various organizers of amateur corporate,charity and member golf tournaments (who typically offer gifts to tournament participants), golf professionals at private and daily fee golf courses and driving ranges and indoor event planners who organize trade shows, conventions, sales meetings, retail store openings and promotions and automobile dealer showroom promotions. To implement its marketing and business strategy, the Company has already developed 15 mobile One-on-One vans equipped with video and personal computer equipment to market, promote and produce the Company's products. The Company intends to position its One-on-One vans in selected geographic areas that will service golf courses and driving ranges throughout the United States, and has initially placed its first 15 vans in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, South
         Carolina and Texas. The Company anticipates that, at the discretion of management, additional vans will be developed and situated based on the demand for the Company's products.

         On May 9, 1997, the Company entered into an agreement in principle with Cadillac Motor Car Division of General Motors ("Cadillac"). Subsequently, on August 5, 1997 the Company signed a formal agreement with Cadillac. The agreement grants Cadillac the exclusive U.S. dealer showroom rights to the Company's One-on-One with Greg Norman concept, allowing

         Cadillac to exclusively offer its customers a free video golf lesson personally analyzed by Greg Norman if they test drive a Cadillac. The Company is to provide each participating Cadillac dealership with all marketing materials related to this promotion, including creative for print and radio advertisements, banners, posters, and direct mail invitations. The contract runs until December 31, 2000 and provides the Company with up to approximately 6,500 event days or approximately $34,750,000 over the term of the agreement if the Company has an adequate number of available vans to serve all participating Cadillac dealers. The agreement is terminable by Cadillac under certain circumstances without penalty.

RESULTS OF OPERATIONS

         The Company was a development stage company in 1996 and had no revenue for the fiscal year ended December 31, 1996. The Company commenced its introduction and marketing of personalized videotape golf lessons, featuring One-on-One instruction by leading professional golfer Greg Norman, during the fourth quarter of 1996. The Company completed and launched its first seven mobile production units ("vans") during the fist three months of 1997 and an additional eight vans were launched by the end of May 1997. As of June 30, 1997, the Company had 15 vans in operation.

         During the first quarter of 1997 the Company began to generate revenue from the sales of its videotape golf lessons. For the three months ending June 30, 1997, the Company had sales of approximately $397,015 and a gross profit of $173,272, or a gross profit margin of 44%. For the six months ending June 30, 1997, the Company generated revenue of $596,751 and a gross profit of $143,891, or a gross profit margin of 24%.

         Selling and administrative expenses for the three month and six month period ending June 30, 1997 were $2,068,314 and $2,817,718, respectively. These expenses include non-cash depreciation expense, which totaled $47,490 and $190,940 for the three and six months ending June 30, 1997, and amortization expense, which totaled $19,959 and $135,899 for the three and six months ending June 30, 1997. Additionally, a significant portion of the expenses were start-up expenses related to the launching of the 15 vans and consisted of payroll, marketing, training, travel and other administrative expenses.

         A significant portion of the Company's disbursements during the six months ending June 30, 1997 represented investment in fixed assets of $1,577,564. At June 30, 1997, the Company's cumulative investment in fixed assets was $3,338,298.

         The Company earned $35,634 in interest income for the six month period ending June 30, 1997. Further, in connection with its bridge financings, the Company incurred financing fees of $1,250,000 in connection with the March financing and $1,739,866 in connection with the June financing, or a total of $2,989,866, of which $1,000,000 and $1,399,866, respectively, were non-cash expenses. The financing fees are amortized over a ten month period and a seven month period, respectively, ending December 31, 1997. Additionally, in compliance with FASB #123 the Company recorded a one time non-cash marketing expense of $53,132, and during the first quarter, the Company incurred a one time non-cash stock severance expense of $150,125.

    LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997 the Company had cash of $676,867 and cash equivalents (consisting of short- term investments) of $4,280,210 and working capital of $4,793,284. Net cash used in operating activities for the six months ending June 30, 1997 was $3,638,490, primarily representing cash used for start-up expenses related to the launching of the 15 vans. Net cash provided by financing activities was $4,834,332 and $752,092 was used in investing activities for a total increase in cash of $443,750 and cash equivalents of $2,411,158.

         In March 1997, the Company completed a $3,500,000 bridge financing facility pursuant to which it issued to 13 investors, as a financing fee, an aggregate of 100,000 shares of common stock and 100,000 warrants (exercisable through March 26, 2002) to purchase 100,000 shares of common stock at a price of $10.00 per share. The investors pledged an aggregate of $3,500,000 in collateral, which resulted in the issuance of two letters of credit in the aggregate amount of $3,500,000. Such letters of credit were used by the Company to secure a line of credit of $3,500,000. In June 1997, the Company used a portion of the proceeds from the issuance and sale of certain equity securities, as described below, to repay the remaining outstanding balance due and owing on the line of credit. As a result, the letters of credit were returned to the issuing banks and the cash collateral was returned to the investors in the bridge financing.

         On June 13, 1997, the Company arranged a three-year $7,500,000 debt and convertible equity facility with a group of investment funds advised by an affiliate of Hunt Sports Group, a sports and entertainment management company controlled by the Lamar Hunt family of Dallas, Texas. The Company issued and sold to Infinity Investors Limited, Infinity Emerging Opportunities Limited, Sandera Partners, L.P. and Lion Capital Partners, L. P. (collectively, the "Funds") the following securities pursuant to the Bridge Securities Purchase Agreement, dated as of June 13, 1997 (the "Bridge Agreement"), between the Company and the Funds: (i) 8.25% unsecured convertible bridge notes (the "Bridge Notes") in the aggregate principal amount of $7,500,000 with a maturity date of three years from the date of issuance (subject to the mandatory automatic exchange for the Company's preferred stock, par value $.01 per share (the "Preferred Stock"), as discussed below), which Bridge Notes are convertible into shares of common stock at any time and from time to time commencing January 1, 1998 at the option of the holder thereof, subject to certain limitations on conversion set forth in the Bridge Agreement;
         (ii) 93,677 shares of common stock (the "Grant Shares"); and (iii) five-year warrants (the "Bridge Warrants") to purchase 100,000 shares of common stock at an exercise price equal to $10.675. On June 13, 1997 (the "Closing Date"), 30% of the Bridge Warrants were assigned, with the Company's consent, to Alpine Capital Partners, Inc. The Bridge Warrants are redeemable commencing October 1, 1998 at a redemption price equal to $.10 per share, subject to adjustment based on a 20-day minimum closing bid price of the Company's common stock. The net proceeds to the Company from the sale of the Bridge Notes, Grant Shares and Bridge Warrants was $7,236,938. In addition, the Company issued 14,502 shares of common stock to Whale Securities Co., L.P. ("Whale"), the underwriter in the Company's initial public offering (the "IPO"), as a fee for services rendered in connection with the transactions contemplated by the Bridge Agreement. (see Note
         7b).

         The Company anticipates that its available cash will be sufficient to fund its operations through the end of this year.

SUBSEQUENT EVENTS

         In July 1997, the Company signed a letter of intent with Vision Financial Group, which would provide $2.5 million in equipment financing to the Company. The proceeds will fund 25 vans at a cost of $100,000 per van or $2.5 million.

         The letter of intent provides that the financing is to be made in
         three tranches.   The first tranche of $800,000 for the eight vans
         that were purchased during the second quarter of 1997 will be made upon closing of the financing agreement. The second tranche provides $1 million during the fourth quarter of 1997, to purchase ten additional vans. The third tranche provides $700,000 during the second quarter of 1998, to purchase an additional seven vans.

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

ITEM 2.  CHANGES IN SECURITIES

         The following is a description of all sales of unregistered securities by the Company during the quarterly period ended June 30, 1997. All of such sales were private placements made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and no underwriters were involved in such placements.

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

         As consideration for the Shares and Warrants, the investors in the Bridge Financing pledged an aggregate of $3,500,000 in cash and other marketable securities as cash collateral (the "Cash Collateral") to Republic Bank of New York (Canada) Ltd. ("Republic") and Bank Hapoalim (Switzerland) Ltd. ("Bank Hapoalim"). Republic and Bank Hapoalim have each issued a stand-by letter of credit (the "Letters of Credit") in favor of Barnett Bank, N.A. ("Barnett"), in the amount of $3,250,000 and $250,000, respectively, which the Company used to secure a line of credit from Barnett Bank. The Company has repaid all amounts owing and outstanding under such line of credit and, as a result, the Letters of Credit have been returned to Republic and Bank Hapoalim and the Cash Collateral has been returned to the Bridge Investors.

         On June 13, 1997, the Company arranged a three-year $7,500,000 debt and convertible equity facility with a group of investment funds advised by an affiliate of Hunt Sports Group, a sports and entertainment management company controlled by the Lamar Hunt family of Dallas, Texas. The Company issued and sold to Infinity Investors Limited, Infinity Emerging Opportunities Limited, Sandera Partners, L.P. and Lion Capital Partners, L. P. (collectively, the "Funds") the following securities pursuant to the Bridge Securities Purchase Agreement, dated as of June 13, 1997 (the "Bridge Agreement"), between the Company and the Funds: (i) 8.25% unsecured convertible bridge notes (the "Bridge Notes") in the aggregate principal amount of $7,500,000 with a maturity date of three years from the date of issuance (subject to the mandatory automatic exchange for the Company's preferred stock, par value $.01 per share (the "Preferred Stock"), as discussed below), which Bridge Notes are convertible into shares of common stock at any time and from time to time commencing January 1, 1998 at the option of the holder thereof subject to certain limitations on conversion set forth in the Bridge

         Agreement; (ii) 93,677 shares of common stock, (the "Grant Shares"); and (iii) five-year warrants (the "Bridge Warrants") to purchase 100,000 shares of common stock at an exercise price equal to $10.675. On June 13, 1997 (the "Closing Date"), 30% of the Bridge Warrants were assigned, with the Company's consent, to Alpine Capital Partners, Inc. The Bridge Warrants are redeemable commencing October 1, 1998 at a redemption price equal to $.10 per share, subject to adjustment based on a 20-day minimum closing bid price of the Company's common stock. The net proceeds to the Company from the sale of the Bridge Notes, Grant Shares and Bridge Warrants was $7,236,938. In addition, the Company issued 14,502 shares of common stock to Whale Securities Co., L.P. ("Whale"), the underwriter in the Company's initial public offering (the "IPO"), as a fee for services rendered in connection with the transactions contemplated by the Bridge Agreement.

         Pursuant to the Bridge Agreement, the Company will issue additional Grant Shares (the "Additional Grant Shares") to the Funds in the event that the closing bid price of the Company's common stock for each trading day during any consecutive 10 trading days from the Closing Date through December 31, 1997 does not equal at least $10.00 per share. In the event that any Additional Grant Shares are issued, the exercise price of the Bridge Warrants will be adjusted so that the value of the Bridge Warrants (using a Black-Scholes or similar model) equals the value of the Bridge Warrants as of the Closing Date.

         Interest payments on the Bridge Notes will, at the option of the Company, be payable in cash or in shares of common stock. Effective January 1, 1998, the aggregate outstanding principal amount of Bridge Notes exceeding $2,500,000 will be automatically exchanged for a number of shares of Preferred Stock with an aggregate liquidation preference equal to the principal amount of Bridge Notes so exchanged and with terms substantially identical to the Bridge Notes, which Preferred Stock is convertible into shares of common stock (the "Stock Conversion Shares"). In addition, if the Company elects to redeem the warrants issued in the Company's IPO (the "Redeemable Warrants"), the Company must redeem at least $5,000,000 principal amount of the Bridge Notes with the net proceeds of such redemption.

         The Company may redeem the Redeemable Warrants, with the consent of Whale and upon notice to the holders thereof of not less than 30 days, at a price of $.10 per warrant, provided that the closing bid price of the common stock on all 30 of the trading days ending on the third day prior to the day on which the Company gives notice has been at least 150% (currently $7.50, subject to adjustment) of the then effective
         exercise price of the Redeemable Warrants.   The Company's Board of
         Directors has authorized the Company to purchase the Company's common stock, from time to time, at its discretion, in order to ensure that the market price of the common stock remains at a level where the Company is permitted to redeem the Redeemable Warrants.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None
                                                16

Item 5.  Other Information


          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

     3.1 Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

     3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

     4.1 Form of Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

     4.2 Form of Specimen Redeemable Warrant Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

     4.3 Form of Warrant Agreement between the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

     4.4 Form of Warrant among American Stock Transfer & Trust Company, the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

    4.5 Form of Warrant Certificate issued to investors in the Bridge Financing (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24675) filed April 7, 1997)

    10.1 License Agreement, dated March 1, 1995, between Great White Shark Enterprises, Inc. and the Company, as supplemented (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

    10.2 Promissory Note, dated April 15, 1996, payable to the Republic National Bank of New York (Incorporated by reference to Exhibit
              10.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

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

    10.10 Assignment, dated April 19, 1996, from Thomas S. Peters to the Company (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

    10.11     Share and Warrant Purchase Agreement, dated as of February
              27, 1997, between the Company and Status-One Investments Inc. (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24675) filed April 7, 1997)

    10.12 Form of Share and Warrant Purchase Agreement, dated as of February 27, 1997, between the Company and each unaffiliated investor in the Bridge Financing (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24675) filed April 7, 1997)

    10.13 Guarantee and Agreement, dated as of August 5, 1997, between the Company and Cadillac Motor Car Division of General Motors Corporation (Incorporated by reference to Exhibit 10.1 to amendment No. 1 to the Registrants Registration Statement on Form S-3 (Registration No. 333-32247) filed August 12, 1997).

    27        Financial Data Schedule *

         * Filed herewith
                                             19

         (b) Reports on Form 8-K

                   The Company filed reports with the Securities and Exchange Commission on Form 8-K on April 14, 1997, June 23, 1997 and June 25, 1997 (as amended on June 28, 1997).

                                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      VISUAL EDGE SYSTEMS INC.


                                        /s/ Earl T. Takefman
                                       ---------------------------------
                                       Earl T. Takefman
August 13, 1997                        Chief Executive Officer



                                        /s/ Edward R. Smith
                                       ---------------------------------
                                        Edward R. Smith
August 13, 1997                         Chief Financial Officer