Form 10QSB/A
period 1997-06-30
VISUAL EDGE SYSTEMS INC
filed 1997-08-29
CIK 1015172

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                    UNITED STATES

                                      10-QSB/A

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

                               VISUAL EDGE SYSTEMS INC.

                               STATEMENT OF OPERATIONS

                                                                           UNAUDITED                      UNAUDITED
                                                                 ------------------------------  -------------------------------
                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                                 ------------------------------  -------------------------------
                                                                    1997               1996           1997               1996
                                                                 -------------- ---------------  --------------- ---------------

REVENUE                                                          $  397,015       $         -      $   596,751     $        -
                                                                 ----------       -------------  -------------    --------------
COST OF SALES                                                       223,743                 -          452,860              -
                                                                 ----------       -------------  -------------    --------------
GROSS PROFIT                                                        173,272                 -          143,891              -
                                                                 ----------       -------------  -------------    --------------
General and administrative expenses                               1,361,707              35,883      1,921,048          153,911
Selling and marketing                                               706,607                 -          896,670              459
One-time non-cash stock severance expense                               -                   -          150,125              -
One-time non-cash marketing expense (see Note 5)                     53,132                 -           53,132              -
                                                                 ----------       -------------  -------------    --------------
                                                                  2,121,446              35,883      3,020,975           154,370
                                                                 ----------       -------------  -------------    --------------

OPERATING LOSS                                                   (1,948,175)            (35,883)    (2,877,085)         (154,370)
                                                                 ----------       -------------  -------------    --------------

OTHER:

  Interest income                                                    3,458                   -          35,634               -
  Interest expense                                                (105,560)              (17,934)     (109,265)           (30,746)
  Financing costs: (see Notes 7a & 7b)
    Financing fees                                                (123,571)                  -         (148,571)              -
                                                                 ----------       -------------  -------------    --------------
    Non-cash financing fees                                       (499,981)                  -         (599,981)              -
                                                                 ----------       -------------  -------------    --------------

NET LOSS BEFORE INCOME TAXES                                     (2,673,829)             (53,817)    (3,699,268)         (185,116)
  Provision for Income Taxes                                            -                    -               -                -

NET LOSS                                                       $ (2,673,829)          $  (53,817)   $ (3,633,268)      $  (185,116)
                                                                 ----------        -------------    -------------   --------------

LOSS PER SHARE                                                 $      (0.56)          $    (0.02)   $       (0.79)       $    (0.06)
                                                                 ----------         -------------   -------------    --------------
WEIGHTED AVERAGE SHARES OUTSTANDING                               4,767,575             3,000,00        4,707,953         3,000,000
                                                                 ----------         -------------   -------------    --------------
                                                                 ----------         -------------   -------------    --------------


                               VISUAL EDGE SYSTEMS INC.

                               STATEMENT OF CASH FLOWS

                                                         SIX MONTHS ENDED       YEAR ENDED
                                                              JUNE 30         DECEMBER 31, 1996
                                                       ----------------       ------------------
                                                              1997                    1996
                                                       ----------------       ------------------

OPERATING ACTIVITIES:
      Net Loss                                          $    (3,699,268)       $    (2,397,690)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
      One-time stock compensation expense
      One-time non-cash marketing expense                             -               600,000
      Loan financing expenses                                    53,132                     -
      Severance pay expense                                     748,552                     -
      Depreciation and amortization                             150,125                     -
      Changes in assets and liabilities:
            Increase in accounts receivable                     (85,206)                    -
            Increase in other current assets                   (163,916)             (117,503)
            Increase in other assets                               (112)              (23,202)
            Increase in bank advances                          (500,000)                    -
            Increase (decrease) in accounts payable            (132,165)               63,852
            Increase in accrued expenses                       (161,762)              271,182
            Increase in advanced royalties                     (202,260)            (300,000)
            Increase in other current liabilities                27,551                1,500
                                                       ----------------       --------------

            NET CASH USED IN OPERATING ACTIVITIES            (3,638,490)          (1,746,315)
                                                       ----------------       --------------
INVESTING ACTIVITIES:
      Capital expenditures                                   (1,577,564)          (1,365,365)
      Proceeds from the sale of short term investments        6,154,908           (1,638,963)
      Increase in intangible assets                                   -             (398,558)
      Deferred financing costs                               (2,029,436)                   -
      Purchases of short term investments                    (3,300,000)          (3,508,015)
                                                       ----------------       --------------
            NET CASH USED IN INVESTING ACTIVITIES              (752,092)          (3,632,975)
                                                       ----------------       --------------

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                    128,000            5,511,849
      Repayment of borrowings                                (3,015,000)          (1,615,000)
      Proceeds from borrowings                                7,721,332            1,715,000
                                                       ----------------       --------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES         4,834,332            5,611,849
                                                       ----------------       --------------
            NET INCREASE IN CASH                                443,750              232,559

            CASH AT BEGINNING OF PERIOD                         233,117                  558
                                                       ----------------       --------------
            CASH AT END OF PERIOD                         $     676,867           $  233,117
                                                       ----------------       --------------
                                                       ----------------       --------------
SUPPLEMENTAL INFORMATION:

      Cash paid for interest                                 $   80,046           $   50,854
                                                       ----------------       --------------
                                                       ----------------       --------------
      Cash paid for income taxes                             $        -           $        -
                                                       ----------------       --------------
                                                       ----------------       --------------

                                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      VISUAL EDGE SYSTEMS INC.


                                        /s/ Earl T. Takefman
                                       ---------------------------------
                                       Earl T. Takefman
August 29, 1997                        Chief Executive Officer and
                                       Chief Financial Officer