Form 10QSB
period 1997-09-30
VISUAL EDGE SYSTEMS INC
filed 1997-11-14
CIK 1015172

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                    UNITED STATES

                                     Form 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes   X       No
                                 ---          ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of November 12, 1997, the registrant had 4,853,190 shares of common stock and 2,037,026 redeemable warrants outstanding.

                               VISUAL EDGE SYSTEMS INC.

                                  TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheets
         September 30, 1997 and December 31, 1996...................     3

         Statements of Operations
         Three Months Ended September 30, 1997 and 1996 and Nine
         Months Ended September 30, 1997 and 1996...................     4

         Statements of Cash Flows
         Nine Months Ended September 30, 1997 and 1996..............     5

         Notes to Financial Statements..............................  6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of  Operation.................................. 11-15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................    16

Item 2.  Changes in Securities...................................... 16-17

Item 3.  Defaults Upon Senior Securities............................    17

Item 4.  Submission to Matters to a Vote of Security Holders........    17

Item 5.  Other Information..........................................    17

Item 6.  Exhibits and Reports on Form 8-K........................... 18-20

         Signatures.................................................    21

                                  VISUAL EDGE SYSTEMS INC.
                                       BALANCE SHEETS
                                       (Unaudited)

                                             SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                             -----------------     -----------------
Assets
Current Assets:
Cash.....................................       $  305,555            $     233,117
Short Term Investments...................        3,739,673                1,869,052
Accounts Receivable......................           55,083                       --
Inventory................................           79,850                   36,747
Prepaid Expense--Royalties...............          350,000                  300,000
Other Current Assets.....................          191,882                   80,756
                                             -----------------     -----------------
    Total Current Assets.................        4,722,043                2,519,672
                                             -----------------     -----------------

Property, Plant & Equipment:
Mobile Production Units..................        2,318,925                  951,653
Training and Processing..................          112,882                  112,301
Product Development Equipment............          487,676                  407,184
Office Furniture & Equipment.............          382,399                  144,808
Show and Exhibit.........................          146,657                  144,787
Accumulated Depreciation.................         (766,125)                (135,908)
                                             -----------------     -----------------
    Total Fixed Assets, Net..............        2,682,414                1,624,826
                                             -----------------     -----------------

Deferred Assets:
Video Production.........................          447,406                  447,406
Organizational...........................           29,428                   29,428
Marketing Development....................          226,962                  226,962
Deferred Financing Fees..................          490,000                       --
Accumulated Amortization.................         (433,947)                (87,324)
                                             -----------------     -----------------
    Total Deferred Assets, Net...........          759,849                  616,470
                                             -----------------     -----------------

Other Assets.............................           23,331                   23,202
                                             -----------------     -----------------

Total Assets.............................       $8,187,636            $   4,784,170
                                            =================      =================
Liabilities & Stockholders' Equity
  (Deficit)
Current Liabilities
Bank Advances............................       $      --             $     500,000
Accounts Payable.........................          499,249                  333,114
Accrued Expenses.........................          267,471                  284,900
Other Current Liabilities................           33,508                    1,500
Current Installments of Equipment
Loans....................................          305,279                       --
                                            -----------------      -----------------
    Total Current Liabilities............        1,105,508                1,119,514
                                             -----------------     -----------------

Long-Term Liabilities
Equipment Loans, less current
  installments...........................        1,006,998                       --
Convertible Debt (see Notes 2b & 6)......        6,772,565                       --
                                            -----------------      -----------------
Total Long-Term Liabilities..............        7,779,563                       --
                                            -----------------      -----------------
     Total Liabilites....................        8,885,070                1,119,514
                                            =================      =================
Stockholders' Equity (Deficit)
Preferred Stock..........................          --                            --
Common Stock.............................          48,532                    46,150
Additional Paid In Capital...............       9,438,140                 6,481,159
Accumulated Deficit......................     (10,184,106)               (2,862,653)
                                            -----------------      -----------------
    Total Stockholders' Equity (Deficit)
     (see Note 6)........................        (697,434)                3,664,656
                                            -----------------      -----------------
    Total Liabilities & Stockholders'
     Equity (Deficit)....................      $8,187,636              $  4,784,170
                                            =================      =================

                           VISUAL EDGE SYSTEMS INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30                       September 30
                                                                -------------------------------     ----------------------------
                                                                     1997              1996              1997           1996
                                                                --------------    --------------    --------------  -----------
Revenue...............................................          $   518,365       $       --        $ 1,115,116     $        --
Cost of Sales.........................................              465,456               --            918,316              --
                                                                --------------    --------------    -------------   ------------

Gross Profit..........................................               52,909               --            196,800              --
                                                                --------------    --------------    -------------   ------------
General and administrative expenses...................            1,685,966          500,113          3,607,014         654,483
Selling and marketing.................................              772,420               --          1,669,091              --
Non-cash stock compensation expense...................                   --          600,000                --          600,000
Non-cash stock severance expense......................                   --               --            150,125              --
Non-cash marketing expense............................                   --               --             53,132              --
                                                                --------------    --------------    ------------    ------------
                                                                  2,458,386        1,100,113          5,479,362       1,254,483
                                                                --------------    --------------    ------------    ------------
Operating Loss........................................           (2,405,477)      (1,100,113)        (5,282,562)     (1,254,483)
                                                                --------------    --------------    ------------    ------------
Other (Income)/Expense:
  Interest income.....................................              (11,744)          (7,010)           (47,378)        (25,580)
  Interest expense....................................              204,573           12,482            313,838          50,854
  Amortization on original issue discount on
    financing fees....................................              273,879               --          1,022,431              --
                                                                --------------    --------------    ------------    ------------
                                                                    466,708            5,472          1,288,891          25,274
                                                                --------------    --------------    ------------    ------------

Loss Before Income Taxes & Extraordinary Item.........           (2,872,185)      (1,094,641)        (6,571,453)      (1,279,757)

  Extraordinary expense -- financing fees.............                   --                --           750,000               --
                                                                --------------    --------------    ------------    ------------

Net Loss..............................................          $(2,872,185)      $(1,094,641)      $(7,321,453)     $(1,279,757)
                                                                --------------    --------------    ------------    ------------
                                                                --------------    --------------    ------------    ------------
Loss Per Share:
  Before extraordinary expense........................          $     (0.59)      $     (0.24)      $    (1.38)     $     (0.28)
  Extraordinary expense...............................                   --                --            (0.16)              --
                                                                --------------    --------------    ------------    ------------
Net Loss Per Share....................................          $     (0.59)      $     (0.24)      $    (1.54)     $     (0.28)
                                                                --------------    --------------    ------------   -------------
                                                                --------------    --------------    ------------   -------------
Weighted Average Shares Outstanding...................            4,848,227         4,615,000        4,755,400        4,615,000
                                                                --------------    --------------    ------------   -------------
                                                                --------------    --------------    ------------   -------------

                               VISUAL EDGE SYSTEMS INC.
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                           NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                                                  1997                1996
                                                                           ------------------  ------------------
Operating Activities:
  Net Loss...............................................................    $   (7,321,453)     $   (1,279,757)
Adjustments to reconcile net loss to net cash used in operating activities:
  Non-cash stock compensation expense....................................          --                   600,000
  Non-cash marketing expense.............................................            53,132            --
  Non-cash severance pay expense.........................................           150,125            --
  Loan financing expenses-extraordinary loss.............................           750,000            --
  Loan financing expenses-amortization...................................         1,022,431            --
  Depreciation and amortization..........................................           989,521             156,287
  Changes in assets and liabilities:
    Increase in accounts receivable......................................           (55,083)           --
    Increase in other current assets.....................................           (44,407)            (26,100)
    Increase in deferred organizational costs............................          --                   (73,999)
    Increase in prepaid expense--royalties...............................           (50,000)           (300,000)
    Increase in other assets.............................................              (129)            (28,338)
    Decrease in accounts payable.........................................           166,135             128,888
    Increase in accrued expenses.........................................           (17,429)           --
    Increase in other current liabilities................................            32,008            --
                                                                           ------------------  ------------------
    Net Cash Used in Operating Activities................................        (4,325,149)           (823,019)
                                                                           ------------------  ------------------
Investing Activities:
  Capital expenditures...................................................        (1,689,634)           (158,668)
  Increase in intagible assets...........................................          --                  (527,594)
                                                                           ------------------  ------------------
    Net Cash Used in Investing Activities................................        (1,689,634)           (686,262)
                                                                           ------------------  ------------------
Financing Activities:
  Increase in bank advances..............................................          (500,000)           --
  Proceeds from issuance of common stock.................................           128,000           5,509,974
  Procceds from the sale of short term investments.......................         6,154,908            --
  Deferred Financing Costs...............................................          (490,000)           --
  Repurchase common stock................................................          (128,945)           --
  Purchases of short term investments....................................        (3,500,000)           --
  Repayment of borrowings................................................        (3,131,340)         (2,015,000)
  Proceeds from borrowings...............................................         7,554,598           1,615,000
                                                                           ------------------  ------------------
    Net Cash Provided by Financing Activities............................         6,087,221           5,109,974
                                                                           ------------------  ------------------
                                                                           ------------------  ------------------
    Net Increase in Cash.................................................            72,438           3,600,693
    Cash at Beginning of Period..........................................           233,117                 558
                                                                           ------------------  ------------------
    Cash at End of Period................................................    $      305,555      $    3,601,251
                                                                           ------------------  ------------------
                                                                           ------------------  ------------------
Supplemental information:
  Cash paid for interest.................................................    $      129,932      $       50,854
                                                                           ------------------  ------------------
                                                                           ------------------  ------------------

                               VISUAL EDGE SYSTEMS INC.
                            Notes to Financial Statements
                                      Unaudited

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

    See note 2(a).

(2)    Financings

    (a)  March Financing

    In March 1997, the Company consummated a bridge financing (the "Bridge Financing") pursuant to which it issued to 13 investors (including Status-One Investments Inc., a company controlled by Earl T. Takefman, the Chief Executive Officer of the Company), as a financing fee an aggregate of (i) 100,000 shares of common stock and (ii) 100,000 warrants to purchase 100,000 shares of common stock at a price of $10.00 per share, subject to adjustment in certain circumstances. As consideration for such securities, the investors in the Bridge Financing pledged an aggregate of $3,500,000 in cash and other marketable securities as cash collateral (the "Cash Collateral") to Republic Bank of New York (Canada) Ltd. ("Republic"), and Bank Hapoalim (Switzerland) Ltd. ("Bank Hapoalim"), which in turn issued stand-by letters of credit (the "Letters of Credit") to the Company in the aggregate amount of up to $3,500,000. The Company used the Letters of Credit to secure a $3,500,000 line of credit (the "Line of Credit") from Barnett Bank. In June 1997, the Company used a portion of the proceeds from the issuance and sale of certain equity securities, outlined hereafter in note (2b), to repay the remaining outstanding balance due and owing on the Line of Credit and returned the Letters of Credit to Republic and Bank Hapoalim, which in turn returned all of the Cash Collateral to the Bridge Investors.

    In connection with the Bridge Financing, the Company recorded $1,250,000 in deferred financing fees which were to be amortized over the life of the financing at a rate of $125,000 a month. In October 1997, management determined that $750,000 of unamortized deferred financing costs at June 30, 1997 related to the Bridge Financing should be expensed since amounts borrowed under such financing were repaid. If the Company had expensed the remaining balance at June 30, 1997, deferred financing fees and total Stockholders' Equity would have decreased by $750,000, and both extraordinary expense-financing fees and the net loss would have increased by $750,000

    (net loss per share of $.79 would have increased to a net loss per share of $.95, with the additional $.16 representing an extraordinary item).


    (b)  June Financing

    On June 13, 1997, the Company arranged a three-year $7,500,000 debt and convertible equity facility with a group of investment funds advised by an affiliate of Hunt Sports Group, a sports and entertainment management company controlled by the Lamar Hunt family of Dallas, Texas. The Company issued and sold to Infinity Investors Limited, Infinity Emerging Opportunities Limited, Sandera Partners, L.P. and Lion Capital Partners, L.
    P. (collectively, the "Funds") the following securities pursuant to the Bridge Securities Purchase Agreement, dated as of June 13, 1997 (the "Bridge Agreement"), between the Company and the Funds: (i) 8.25% unsecured convertible bridge notes (the "Bridge Notes") in the aggregate principal amount of $7,500,000 with a maturity date of three years from the date of issuance (subject to the mandatory automatic exchange for the Company's preferred stock, par value $.01 per share (the "Preferred Stock"), as discussed below), which Bridge Notes are convertible into shares of common stock at any time and from time to time commencing January 1, 1998 at the option of the holder thereof subject to certain limitations on conversion set forth in the Bridge Agreement; (ii) 93,677 shares of common stock (the "Grant Shares"); and (iii) five-year warrants (the "Bridge Warrants") to purchase 100,000 shares of common stock at an exercise price equal to $10.675. On June 13, 1997 (the "Closing Date"), 30% of the Bridge Warrants were assigned, with the Company's consent, to Alpine Capital Partners, Inc. The Bridge Warrants are redeemable commencing October 1, 1998 at a redemption price equal to $.10 per share, subject to adjustment based on a 20-day minimum closing bid price of the Company's common stock. The net proceeds to the Company from the sale of the Bridge Notes, Grant Shares and Bridge Warrants was $7,236,938. In addition, the Company issued 14,502 shares of common stock to Whale Securities Co., L.P., the underwriter in the Company's initial public offering (the "IPO"), as a fee for services rendered in connection with the transactions contemplated by the Bridge Agreement.

    Pursuant to the Bridge Agreement, the Company will issue additional Grant Shares (the "Additional Grant Shares") to the Funds in the event that the closing bid price of the Company's common stock for each trading day during any consecutive 10 trading days from the Closing Date through December 31, 1997 does not equal at least $10.675 per share. In the event that any Additional Grant Shares are issued, the exercise price of the Bridge Warrants will be adjusted so that the value of the Bridge Warrants (using a Black-Scholes or similar model) equals the value of the Bridge Warrants as of the Closing Date.

    Interest payments on the Bridge Notes will, at the option of the Company, be payable in cash or in shares of common stock. On September 30, 1997, the first interest payment was made in shares of the Company's common stock. The Company issued an aggregate of 22,462 shares for payment of interest due. Effective January 1, 1998, the aggregate outstanding principal amount of Bridge Notes exceeding $2,500,000 will be automatically exchanged for a number of shares of Preferred Stock with an aggregate liquidation preference equal to the principal amount of Bridge Notes so exchanged and with terms substantially identical to the Bridge Notes, which Preferred Stock is convertible into shares of common stock. In addition, if the Company elects to redeem the warrants issued in the Company's IPO (the "Redeemable Warrants"), the Company must redeem at least $5,000,000 principal amount of the Bridge Notes with the net proceeds of such redemption.

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

    In connection with the June financing, the value of the Grant Shares and Bridge Warrants credited to equity ($1,249,866) represents additional interest on the note in the form of an original issue discount (OID). The OID will be amortized using a method which approximates the interest method over the term of the Bridge Notes. The other debt issuance costs of $490,000 are recorded as deferred financing fees and are being amortized over the term of the Bridge Notes.

    (c)  Equipment Financing

    On August 20, 1997, the Company entered into an equipment financing agreement (the "Equipment Financing") with Vision Financial Group of Pittsburgh ("Vision"), whereby Vision has agreed to provide the Company with up to $2.5 million in financing by September 1998. Such arrangement provides the Company with equipment financing of $100,000 for each of its next 25 vans, each of which is anticipated to cost approximately $150,000. The Company has drawn on $800,000 of the facility to finance eight vans purchased in May 1997. The outstanding balance bears interest at the rate of 11.62% and is payable in 36 consecutive monthly payments of $25,328 which commenced in August 1997, followed by one balloon payment of $47,040. Further, the Company has agreed to pledge as collateral a certificate of deposit in the amount of $25,000 per van to Vision. Such collateral is to be returned to the Company within 5 days after the Company notifies Vision that (a) the Company has earned $1,000,000 or more on a pre-tax basis for fiscal 1998 or 1999, or (b) the Company's stock has traded at $20.00 per share for at least 5 consecutive trading days. The Company has pledged to Vision a certificate of deposit in the aggregate amount of $200,000 in connection with the financing of the first eight vans.

    In connection with the Equipment Financing, the Company issued warrants to Vision (the "Vision Warrants") to purchase 75,000 shares of the Company's common stock at a price per share of $10.00 (subject to adjustment in certain circumstances) at any time prior to August 20, 2000. The Company has the right to redeem the Vision Warrants as follows: in the event that the closing bid price of the common stock equals or exceeds $15.00 for 20 consecutive trading days ended three days prior to the notice of redemption, the Company may, upon 10 days' notice to Vision, redeem up to 50% of the Vision Warrants at a price equal to $.01 per share of common stock issuable upon the exercise of the Vision Warrants; and 100% of the Vision Warrants are redeemable by the Company if the closing bid price of the Company's common stock equals or exceeds $20.00 for the 20 trading days ended three days prior to the notice of redemption.

    The value of the Vision Warrants ($178,980) is included in additional paid in capital, with the resulting original issue discount (OID) on the loan being amortized using a method which approximates the interest method over the term of the equipment financing.

(3) Lease

    The Company entered into a capitalized master lease and equipment financing agreement with a financial institution which permits the Company to finance its mobile video production units of up to $840,000 through May, 2000 at an interest rate of approximately 10%. At December 31, 1996, no amounts were drawn against this master capital lease. For the nine months ended September 30, 1997, the Company financed seven mobile video production units for $761,905 under this lease. Future payments under this capital lease for each of the following three years is $344,470.


(4) Employment Agreements

    The Company entered into employment agreements with five executive employees expiring through December 1998 which provide for aggregate minimum annual compensation of approximately $555,000 in 1997, and $560,000 in 1998. The agreements are automatically renewed for additional one-year periods unless the Company or the employees provide timely notice of termination. The agreements also provide for bonuses and severance payments ranging from three to twelve months. In addition, two of the employment agreements provide for options for each employee to purchase an aggregate of up to 250,000 shares of common stock, at an exercise price per share equal to the IPO price of $5.00 per share, which was the per share price at the date of grant. Such options had a vesting term of five years, subject to acceleration if the trading price of the common stock reached certain thresholds. Specifically, the vesting of 300,000 of such options would accelerate to the date that the market price of the common stock equaled or exceeded $10.00 per share for at least five consecutive trading days prior to January 24, 1998, if such threshold was reached. This threshold was achieved on February 7, 1997, at which time such 300,000 options became exerciseable. The vesting of the remaining 200,000 options will be accelerated to the date that the trading price of the common stock equals or exceeds $15.00 per share for at least five consecutive trading days on or before January 24, 1999, if such threshold is reached. This threshold has not yet been reached. The original option agreement contained an error in that it did not include a provision for the options to vest in five years. Such error was corrected by revisions to the option agreements dated April 3, 1997.


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

    As of June 3, 1997, the Company, Norman and Great White Shark executed an amendment (the "Amendment") to the Agreement. Norman and the Company agreed to restructure the terms of the payments due to Norman under the Agreement by: (i) altering the payments such that

    Norman will receive
    $1,020,000 of his royalties in shares of the Company's common stock, at $10 per share, rather than cash as was originally contemplated by the Agreement; (ii) changing the schedule of the payments such that they will be paid to Norman over a period of time from January 1998 through April 2000; and (iii) granting to Norman 25,000 options to purchase shares of the Company's common stock. Such options are exercisable at a price of $10.00 per share, vest immediately and are exercisable at Norman's discretion at any time prior to their expiration on June 30, 2000. The Company recorded a non-cash marketing expense of $53,132 related to the options.

    The Amendment restructures the payments to Norman as follows: 1997 - as of June 30, 1997 $300,000 was paid with no further payments due for the remainder of the year; 1998 - $700,000 to be paid in addition to 30,000 shares of common stock to be issued during the year; 1999 - $1,200,000 to be paid in addition to 48,000 shares of common stock to be issued during the year; and 2000 - $480,000 to be paid in addition to 24,000 shares of common stock to be issued during the first three months of the year. Including the $300,000 cash payment made in 1996, it is a total commitment of $4 million.

    For the purpose of calculating the royalties payable to Norman, the amendment stipulates that the common stock issued to Norman will be valued at $10.00 per share regardless of the actual market price of the common stock at the time of payment. Any royalties earned by Norman pursuant to the Amendment that are in excess of the $1,020,000 paid in shares of common stock are to be paid in cash.

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


(6) Stockholders' Equity (Deficit)

    At September 30, 1997, the Company had a deficit of $697,434 in Stockholders' Equity. However, on January 1, 1998, when the convertible debt is converted to equity there will no longer be a deficit in Stockholders' Equity (see Note 2b). If the convertible debt had been converted at September 30, 1997, the Stockholders' Equity would have been approximately $4,300,000.

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

         The Company's primary marketing strategy is to sell "One-on-One with Greg Norman" videotapes on a prearranged basis to various organizers of amateur corporate, charity and member golf tournaments (who typically offer gifts to tournament participants), golf professionals at private and daily fee golf courses and driving ranges and indoor event planners who organize trade shows, conventions, sales meetings, retail store openings and promotions and automobile dealer showroom promotions. To implement its marketing and business strategy, the Company has developed 15 mobile One-on-One vans equipped with video and personal computer equipment to market, promote and produce the Company's products. The Company intends to position its One-on-One vans in selected geographic areas that will service golf courses and driving ranges throughout the United States, and has initially placed its first 15 vans in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York and Texas. The Company anticipates that additional vans will be developed and situated based on the demand for the Company's products.

         The Company entered into an agreement with Cadillac Motor Car Division of General Motors ("Cadillac") on August 5, 1997. The agreement grants Cadillac the exclusive U.S. dealer showroom rights to the Company's One-on-One with Greg Norman concept, allowing Cadillac to exclusively offer its customers a free video golf lesson personally analyzed by Greg Norman if they test drive a Cadillac. The Company is to provide each participating Cadillac dealership with all the marketing materials related to this promotion, including creative print and radio advertisements, banners, posters, and direct mail invitations.

         The contract includes a test phase that runs through December 31, 1997 with a test phase termination clause ending January 31, 1998, at Cadillac's sole option, and then guarantees the Company a total of $7,500,000 in revenue for 1998 if the agreement is not terminated. The contract runs until December 31, 2000 and provides the Company with up to approximately $34,750,000 in revenue over the term of the agreement if the Company has an adequate number of available vans to serve all participating Cadillac dealers. Cadillac may terminate the agreement as of December 31, 1998, as long as notice is given to the Company on or before June 30, 1998 and will be responsible for the guaranteed payment for the year 1998.

    Results of Operations

         The Company was a development stage company in 1996 and had no significant revenue for the fiscal year ended December 31, 1996. The Company commenced its introduction and marketing of personalized videotape golf lessons, featuring One-on-One instruction by leading professional golfer Greg Norman, during the fourth quarter of 1996. The Company completed and launched its first seven mobile production units ("vans") during the first three months of 1997 and an additional eight vans were launched by the end of May 1997. As of September 30, 1997, the Company had 15 vans in operation.

         During the first quarter of 1997 the Company began to generate revenue from the sales of its videotape golf lessons. For the three months ending September 30, 1997, the Company had sales of $518,365 and a gross profit of $52,909, or a gross profit margin of approximately 10%. For the nine months ending September 30, 1997, the Company generated revenue of $1,115,116 and a gross profit of $196,800, or a gross profit margin of approximately 18%. The Company anticipates that its gross margins will be higher in the future; its gross margins were significantly lower during the three and nine months ending September 30, 1997 due to significant training costs of van operators and low initial sales during its start-up phase.

         Operating expenses for the three month and nine month periods ending September 30, 1997 were $2,458,386 and $5,479,362, respectively, as compared to $1,100,113 and $1,254,483 for the three month and nine month periods ending September 30, 1996. The increase in operating expenses for the three month and nine month periods ending September 30, 1997, as compared to the three month and nine month periods ending September 30, 1996, is attributable to start-up expenses related to the launching of the Company's 15 vans and consisted of payroll, marketing, training, travel and other administrative expenses. These expenses also include non-cash depreciation expense, which totaled $455,557 and $646,498 for the three and nine months ending September 30, 1997, as compared to $57,238 for the nine months ending September 30, 1996, and amortization expense, which totaled $207,124 and $343,023 for the three and nine months ending September 30, 1997, as compared to $5,288 for the nine months ending September 30, 1996. Additionally, in the second quarter of 1997, in compliance with FASB #123, the Company recorded a non-cash marketing expense of $53,132 related to the 25,000 options granted to Greg Norman, and during the first quarter of 1997, the Company incurred a non-cash stock severance expense of $150,125.

         The Company earned $47,378 in interest income for the nine month period ending September 30, 1997. Further, in connection with its bridge financings, the Company incurred financing fees of $1,250,000 in connection with the March financing and $1,739,866 in connection with the June financing, or a total of $2,989,866, of which $1,000,000 and $1,399,866, respectively, were non-cash expenses. In connection with the Equipment Financing, the Company incurred a non-cash expense of $178,980. The March financing fees have been fully expensed via amortization of $500,000 and the balance of $750,000 as an extraordinary item (see Note 2a). The June financing fees of $1,249,866 and the Equipment Financing costs of $178,980 are recorded as an original issue discount
         (OID) on the Bridge Notes and are being amortized using a method which approximates the interest method over the term of the note and equipment financing. The other debt issuance costs of $490,000 incurred with the June financing are recorded as deferred financing fees and are being amortized over the life of the Bridge Notes.



    Liquidity and Capital Resources

         At September 30, 1997 the Company had cash of $305,555 and cash equivalents (consisting of short- term investments) of $3,739,673 and working capital of $3,616,535. Net cash used in operating activities for the nine months ending September 30, 1997 was $4,325,149, primarily representing cash used for start-up expenses related to the launching of the Company's 15 vans. Net cash provided by financing was $6,087,221 and $1,689,634 was used in investing activities for a total increase in cash of $72,438 and cash equivalents of $1,870,621.

         A significant portion of the Company's disbursements during the nine months ending September 30, 1997 represented investment in fixed assets of $1,689,634. At September 30, 1997, the Company's cumulative investment in fixed assets was $3,448,539.

         At September 30, 1997 the Company had Stockholders' deficit of $697,434. On January 1, 1998 when the convertible debt is converted to equity pursuant to the terms of the Bridge Agreement there will no longer be a deficit in Stockholders' Equity. If the convertible debt had been converted at September 30, 1997 the Stockholders' Equity would have been approximately, $4,300,000.

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

         On June 13, 1997, the Company arranged a three-year $7,500,000 debt and convertible equity facility with a group of investment funds advised by an affiliate of Hunt Sports Group, a sports and entertainment management company controlled by the Lamar Hunt family of Dallas, Texas. The Company issued and sold to Infinity Investors Limited, Infinity Emerging

         Opportunities Limited, Sandera Partners,
         L.P. and Lion Capital Partners, L. P. (collectively, the "Funds") the following securities pursuant to the Bridge Securities Purchase Agreement, dated as of June 13, 1997 (the "Bridge Agreement"), between the Company and the Funds: (i) 8.25% unsecured convertible bridge notes (the "Bridge Notes") in the aggregate principal amount of $7,500,000 with a maturity date of three years from the date of issuance (subject to the mandatory automatic exchange for the Company's preferred stock, par value $.01 per share (the "Preferred Stock"), as discussed below), which Bridge Notes are convertible into shares of common stock at any time and from time to time commencing January 1, 1998 at the option of the holder thereof, subject to certain limitations on conversion set forth in the Bridge Agreement;
         (ii) 93,677 shares of common stock (the "Grant Shares"); and (iii) five-year warrants (the "Bridge Warrants") to purchase 100,000 shares of common stock at an exercise price equal to $10.675. On June 13, 1997 (the "Closing Date"), 30% of the Bridge Warrants were assigned, with the Company's consent, to Alpine Capital Partners, Inc. The Bridge Warrants are redeemable commencing October 1, 1998 at a redemption price equal to $.10 per share, subject to adjustment based on a 20-day minimum closing bid price of the Company's common stock. The net proceeds to the Company from the sale of the Bridge Notes, Grant Shares and Bridge Warrants was $7,236,938. In addition, the Company issued 14,502 shares of common stock to Whale Securities Co., L.P. ("Whale"), the underwriter in the Company's initial public offering (the "IPO"), as a fee for services rendered in connection with the transactions contemplated by the Bridge Agreement. (see Note
         2b).

         Pursuant to the Bridge Agreement, the Company will issue additional Grant Shares (the "Additional Grant Shares") to the Funds in the event that the closing bid price of the Company's common stock for each trading day during any consecutive 10 trading days from the Closing Date through December 31, 1997 does not equal at least $10.675 per share. In the event that any Additional Grant Shares are issued, the exercise price of the Bridge Warrants will be adjusted so that the value of the Bridge Warrants (using a Black-Scholes or similar model) equals the value of the Bridge Warrants as of the Closing Date.

         On August 20, 1997, the Company entered into an equipment financing agreement (the "Equipment Financing") with Vision Financial Group of Pittsburgh ("Vision"), whereby Vision has agreed to provide the Company with up to $2.5 million in financing by September 1998. Such arrangement provides the Company with equipment financing of $100,000 for each of its next 25 vans, each of which is anticipated to cost approximately $150,000. The Company has drawn on $800,000 of the facility to finance eight vans purchased in May 1997. The outstanding balance bears interest at the rate of 11.62% and is payable in 36 consecutive monthly payments of $25,328 which commenced in August 1997, followed by one balloon payment of $47,040. Further, the Company has agreed to pledge as collateral a certificate of deposit in the amount of $25,000 per van to Vision. Such collateral is returned to the Company within 5 days after the Company notifies Vision that
         (a) the Company has earned $1,000,000 or more on a pre-tax basis for fiscal 1998 or 1999, or (b) the Company's stock has traded at $20.00 per share for at least 5 consecutive trading days. The Company has pledged to Vision a certificate of deposit in the aggregate amount of $200,000 in connection with the financing of the first eight vans.

         The Company anticipates that its available cash will be sufficient to fund its operations through the end of this year.

    Subsequent Events

         On November 7, 1997, the Company's former accountants, KPMG Peat Marwick LLP, were dismissed and Arthur Andersen LLP were engaged to audit the Company's financial statements. Such actions were approved by the Company's Board of Directors on November 12, 1997.


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

Item 2.  Changes in Securities

         The following is a description of all sales of unregistered securities by the Company during the quarterly period ended September 30, 1997. All of such sales were private placements made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and no underwriters were involved in such placements.

         On August 20, 1997, the Company entered into an equipment financing agreement (the "Equipment Financing") with Vision Financial Group of Pittsburgh ("Vision"), whereby Vision has agreed to provide the Company with up to $2.5 million in financing by September 1998. Such arrangement provides the Company with equipment financing of $100,000 for each of its next 25 vans, each of which is anticipated to cost approximately $150,000. The Company has drawn on $800,000 of the facility to finance eight vans purchased in May 1997. The outstanding balance bears interest at the rate of 11.62% and is payable in 36 consecutive monthly payments of $25,328 which commenced in August 1997, followed by one balloon payment of $47,040. Further, the Company has agreed to pledge as collateral a certificate of deposit in the amount of $25,000 per van to Vision. Such collateral is to be returned to the Company within 5 days after the Company notifies Vision that (a) the Company has earned $1,000,000 or more on a pre-tax basis for fiscal 1998 or 1999, or
         (b) the Company's stock has traded at $20.00 per share for at least 5 consecutive trading days. The Company has pledged to Vision a certificate of deposit in the aggregate amount of $200,000 in connection with the financing of the first eight vans.

         In connection with the Equipment Financing, the Company issued to Vision warrants (the "Vision Warrants") to purchase 75,000 shares of the Company's common stock at a price per share of $10.00 (subject to adjustment in certain circumstances) at any time prior to August 20, 2000. The Company has the right to redeem the Vision Warrants as follows: in the event that the closing bid price of the common stock equals or exceeds $15.00 for 20 consecutive trading days ended three days prior to the notice of redemption, the Company may, upon 10 days' notice to Vision, redeem up to 50% of the Vision Warrants at a price equal to $.01 per share of common stock issuable upon the exercise of the Vision Warrants; and 100% of the Vision Warrants are redeemable by the Company if the closing bid price of the Company's common stock equals or exceeds $20.00 for the 20 trading days ended three days prior to the notice of redemption.

         On September 30, 1997, the first interest payment on the Bridge Notes was made in shares of the Company's common stock. The Company issued an aggregate of 22,462 shares for payment of interest due.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         3.1 Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

         3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

         4.1 Form of Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

         4.2 Form of Specimen Redeemable Warrant Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

         4.3 Form of Warrant Agreement between the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

         4.4 Form of Warrant among American Stock Transfer & Trust Company, the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

         4.5 Form of Warrant Certificate issued to investors in the March 1997 Bridge Financing (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24675) filed April 7, 1997)

         4.6 Form of Common Stock Purchase Warrant issued to investors in the June 1997 Bridge Financing (Incorporated by reference to Exhibit
              99.4 to the Registrant's Current Report on Form 8-K filed June 23,1997)

         4.7 Form of Convertible Note issued to investors in the June 1997 Bridge Financing (Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed June 23,1997)

         4.8 Form of Common Stock Purchase Warrant issued to Vision Financial Group, Inc.*

         10.1 License Agreement, dated March 1, 1995, between Great White Shark Enterprises, Inc. and the Company, as supplemented (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

         10.2 Amendment to License Agreement, dated as of June 3, 1997, by and among, the Company, Greg Norman and Great White Shark Enterprises, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed June 27,
              1997)

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

        10.12 Bridge Securities Purchase Agreement, dated as of June 13, 1997, among the Company and Infinity Investors Limited, Infinity Emerging Opportunities Limited, Sandera Partners, L.P. and Lion Capital Partners, L.P. (collectively, the "Funds") (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 23, 1997)

         10.13 Registration Rights Agreement, dated as of June 13, 1997, between the Company and the Funds (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed June 23, 1997)

         10.14 Transfer Agent Agreement, dated as of June 13, 1997, among the Company, the Funds and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed June 23, 1997)

         10.15 Guarantee and Agreement, dated as of August 5, 1997, between the Company and Cadillac Motor Car Division of General Motors Corporation (Incorporated by reference to Exhibit
                   10.1 to amendment No. 1 to the Registrants Registration Statement on Form S-3 (Registration No. 333-32247) filed August 12, 1997)

         11   Computation of Per Share Loss *

         27   Financial Data Schedule *

         * Filed herewith


    (b)  Reports on Form 8-K

                   None filed during quarter ended September 30, 1997.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  VISUAL EDGE SYSTEMS INC.




                                  /s/ Earl T. Takefman
                                  ----------------------------------------
                                  Earl T. Takefman
November 12, 1997                 Chief Executive Officer/Chief Financial
                                  Officer





                                  /s/ Richard Parker
                                  ----------------------------------------
                                  Richard Parker
November 12, 1997                 President