Form 10KSB
period 1997-12-31
VISUAL EDGE SYSTEMS INC
filed 1998-04-08
CIK 1015172

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549
                                   UNITED STATES

                                    FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ______________________

     Commission File Number:  0-20995


                              VISUAL EDGE SYSTEMS INC.
                (Exact name of Registrant as specified in its charter)

          DELAWARE                                     13-3778895
(State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

     2424 NORTH FEDERAL HIGHWAY, SUITE 100, BOCA RATON, FLORIDA       33431
               (Address of principal executive offices)             (Zip Code)

                                   (561) 750-7559
                (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12 (b) of the Exchange Act:  None

     Securities registered pursuant to Section 12 (g) of the Exchange Act:

                       COMMON STOCK, PAR VALUE $.01 PER SHARE
          REDEEMABLE WARRANTS, EACH TO PURCHASE ONE SHARE OF COMMON STOCK
                                  (Title of Class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Firm 10-KSB [ ].

The Registrant's revenue for its most recent fiscal year: $1,381,111 The aggregate market value of the Registrant's Common Stock (the "Common Stock"), $.01 par value, held by non-affiliates as of March 25, 1998, based on the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market, was: $9,272,786.

As of March 25, 1998, there were 5,316,696 shares of the Registrant's Common Stock and 2,230,000 redeemable warrants outstanding of which 1,495,000 are publicly traded.

                         DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 1997 are incorporated by reference into Part III of this Form 10-KSB.

                               VISUAL EDGE SYSTEMS INC.

                                 TABLE OF CONTENTS


                                                                          PAGE

                                        PART I

Item 1.   Description of Business                                           4

ITEM 2.   Description of Property                                          17

ITEM 3.   Legal Proceedings                                                17

ITEM 4.   Submission of Matters to a Vote of Securityholders               17

                                       PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters         18

ITEM 6.   Management's Discussion and Analysis or Plan of Operation        19

ITEM 7.   Financial Statements                                             21

ITEM 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              43

                                       PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act       44

ITEM 10.  Executive Compensation                                           44

ITEM 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                       44

ITEM 12.  Certain Relationships and Related Transactions                   44

ITEM 13.  Exhibits, Financial Statements Schedules, and Reports on
          Form 8-K                                                         45

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     GENERAL

          Visual Edge Systems Inc. (the "Company") was organized to develop and market personalized videotape golf lessons featuring ONE-ON-ONE instruction by leading professional golfer Greg Norman and is in the early stages of being an operational company. The Company has developed video production technology which digitally combines actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce a 45-minute ONE-ON-ONE videotape golf lesson. The Company's ONE-ON-ONE personalized videotape golf lesson analyzes a golfer's swing by comparing it to Greg Norman's swing at several different club positions from two camera angles using Greg Norman's pre-recorded instructional commentary and analysis and computer graphics to highlight important golf fundamentals intended to improve a golfer's performance. The Company sells its products under the name "ONE-ON-ONE WITH GREG NORMAN."

     INDUSTRY OVERVIEW

          Golf has become an increasingly popular form of sport and entertainment in recent years. According to the National Golf Foundation, consumer spending on golf-related activities, including green fees, golf equipment and related merchandise, increased from approximately $12.7 billion in 1989 to approximately $15.1 billion in 1994. The number of golfers and golf courses and driving ranges has also increased and golf industry participants have sought to increase public awareness and provide greater access to golfers of all ages and income levels.

     PRODUCTS

          The Company has developed six full swing personalized ONE-ON-ONE golf lessons with Greg Norman for both right- and left-handed golfers. The Company's personalized products include a lesson stressing basic golf fundamentals for either males or females, a lesson geared towards senior golfers, an advanced lesson for lower-handicap players and a "follow-up" lesson which measures a golfer's improvement from prior lessons. The Company also plans to develop additional videotape golf lessons, such as short game, sand play and putting lessons.

     RELATIONSHIP WITH GREG NORMAN

          Pursuant to a license agreement, as amended, by and among the Company, Greg Norman and Great White Shark Enterprises, Inc. (the "Greg Norman License"), Greg Norman agreed to grant to the Company a worldwide license to use his name, likeness and endorsement and certain trademarks owned by him in connection with the production and promotion of the Company's products. Pursuant to the Greg Norman License, the Company will make minimum guaranteed royalty payments to Mr. Norman from January 1998 through April 2000, which will consist of $2.38 million in cash and 102,000 shares of Common Stock. The Company has paid Mr. Norman $600,000 in cash through December 31, 1997. After the initial term, which ends on June 30, 2000, the Company has the option to renew the Greg Norman License for two additional five-year periods. The Company's business and prospects are dependent upon the Company's continued association with Greg Norman.

          The Greg Norman License prohibits Greg Norman from granting similar rights to any person with respect to any concept which is the same as or confusingly similar to the Company's concept or products. "Products" means a videotape or CD-ROM or printed versions or other similar medium that is given or sold to a customer upon use of the concept in which Greg Norman's golf swing or any other golf professional's golf swing is compared to the user's golf swing using audio and video analysis of both swings.

          The Company may assign the Greg Norman License to an affiliated entity and enter into distribution agreements with third parties with respect to product sales.

     MARKETING AND DISTRIBUTION

          The Company's primary focus is concentrated on marketing and sales efforts. The Company's marketing strategy is to sell ONE-ON-ONE videotapes on a prearranged basis to various organizers of amateur, corporate, charity and member golf tournaments (who typically offer gifts to tournament participants), golf professionals at private and daily fee golf courses, driving ranges and indoor event planners who organize trade shows, conventions, sales meetings, retail store openings and promotions and automobile dealer showroom promotions. To implement its marketing and business strategy, the Company has developed 15 mobile ONE-ON-ONE vans equipped with video and personal computer equipment to market, promote and produce the Company's products. The Company has positioned its ONE-ON-ONE vans in selected geographic areas that will service golf courses throughout the United States, including Arizona, California (2), Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Ohio, Pennsylvania and Texas. In addition, to further implement its marketing and sales efforts, the Company has over 25 full time commissioned ONE-ON-ONE sales representatives and has enlisted independent sales representatives who cater to the specialty advertising, premium and incentive industries across the country to present the Company's products to their clients who seek incentives and premiums. These premium sales representatives will be positioning the Company's products as premiums or incentives similar to the Cadillac Agreement, which is described below.

          THE CADILLAC AGREEMENT

          The Company entered into an agreement with Cadillac Motor Car Division of General Motors ("Cadillac") on August 5, 1997 (the "Cadillac Agreement"). The Cadillac Agreement granted Cadillac the exclusive U.S. dealership showroom rights to the Company's ONE-ON-ONE WITH GREG NORMAN concept and allowed Cadillac to exclusively offer its customers a free video golf lesson personally analyzed by Greg Norman if they test drove a Cadillac. Pursuant to the Cadillac Agreement the Company provides each participating Cadillac dealership with all marketing materials related to this promotion, including creative pieces for print and radio advertisements, banners, posters and direct mail invitations.

          In December 1997, the Company and Cadillac amended the Cadillac Agreement (the "Amended Agreement"), and extended the dealership showroom rights granted to Cadillac, subject to the limitations on exclusivity set forth below. The Amended Agreement also extended the rights to the Company's concept to other General Motors divisions. Provided that the Company has enough vans in operation to service all of the Cadillac or General Motors dealers on a nationwide basis, for the period from December 18, 1997 through December 31,

          1998, Cadillac, combined with General Motors, has guaranteed to purchase a total of 1,500 "Event Days" from the Company or one "Event Day" for each Cadillac dealership where the Company has a van in the area to service the dealership, whichever is less. Each "Event Day" is a day on which one of the Company's ONE-ON-ONE vans appears at a Cadillac or other General Motors dealership to provide up to 165 instructional videotapes for the dealership's customers. On or prior to August 31, 1998, the Company must notify Cadillac as to whether the guaranteed number of "Event Days" are scheduled to be conducted by December 31, 1998. If 1,500 "Event Days" are not scheduled and conducted by December 31, 1998, then the Company is no longer obligated to provide its product exclusively to Cadillac, and may offer its product to auto dealerships other than Cadillac and General Motors dealerships. In each of the periods from January 1, 1999 through December 31, 1999 and January 1, 2000 through December 31, 2000, the terms of the Amended Agreement remain the same, except that the number of "Event Days" guaranteed by Cadillac, combined with General Motors, increases to 2,500 in each of such periods. In the event that in any given year the number of actual "Event Days" conducted by the Company is less than the number of "Event Days" guaranteed by Cadillac, combined with General Motors, then the Company is no longer obligated to provide its product exclusively to Cadillac and General Motors; in such event Cadillac and General Motors, however, have no obligation to pay the Company for the difference between the guaranteed number of "Event Days" and the actual number of "Event Days" provided by the Company to Cadillac and General Motors dealerships.

     FINANCING TRANSACTIONS

          MARCH BRIDGE FINANCING

          In March 1997, the Company consummated a bridge financing (the "March Bridge Financing") pursuant to which it issued to 13 investors (including Status-One Investments Inc., a company controlled by the family of the Chief Executive Officer of the Company), a non-cash financing fee of (i) 100,000 shares of Common Stock and (ii) 100,000 warrants to purchase 100,000 shares of Common Stock at a price of $10.00 per share, subject to adjustment in certain circumstances. As consideration for such securities, the investors in the March Bridge Financing pledged an aggregate of $3,500,000 in cash and other marketable securities as cash collateral (the "Cash Collateral") to various banks, which in turn issued stand-by letters of credit (the "Letters of Credit") to the Company in the aggregate amount of up to $3,500,000. The Company used the Letters of Credit to secure a $3,500,000 line of credit (the "Line of Credit") from a bank. In June 1997, the Company used a portion of the proceeds from the issuance and sale of certain securities, outlined hereafter in note 5(b) in the accompanying financial statements, to repay the remaining outstanding balance due and owing on the Line of Credit and returned the Letters of Credit to the various banks, which in turn returned all of the Cash Collateral to the March Bridge Financing investors.

          JUNE CONVERTIBLE FINANCING

          On June 13, 1997, the Company arranged a three-year $7.5 million debt and convertible equity facility (the "June Financing") with a group of investment funds (the "Funds"). The Company issued and sold to the Funds the following securities pursuant to the Securities Purchase Agreement, dated as of June 13, 1997 (the "Agreement"), among the Company and the Funds: (i) 8.25% unsecured convertible notes (the "Notes") in the aggregate principal amount of $7,500,000 with a maturity date of three years from the date of issuance, subject to the mandatory automatic exchange of $5 million of the Notes for Preferred Stock, par value $.01 per share, which Notes are convertible into shares of Common Stock (the "Note Conversion Shares") at any time and from time to time commencing January 1, 1998 at the option of the holder thereof subject to certain limitations on conversion set forth in the Agreement; (ii) 93,677 shares of Common Stock subject to adjustment (the "Grant Shares"); and (iii) five-year warrants (the "June Warrants") to purchase 100,000 shares of Common Stock (the "Warrant Shares") at an exercise price equal to $10.675. The June Warrants are redeemable commencing October 1, 1998 at a redemption price equal to $.10 per share, subject to adjustment based on a 20-day minimum closing bid price of the Common Stock. The net proceeds to the Company from the sale of the Notes, Grant Shares and June Warrants was $7,236,938. In addition, the Company issued 14,052 shares (the "IPO Underwriters Shares") of Common Stock to the underwriter in the Company's initial public offering as a fee for services rendered in connection with the transactions contemplated by the Agreement.

          Pursuant to the Agreement, the Company was required to issue additional Grant Shares (the "Additional Grant Shares") to the Funds in the event that the closing bid price of Common Stock for each trading day during any consecutive 10 trading days from June 13, 1997 through December 31, 1997 did not equal at least $10.00 per share. The Company issued 180,296 Additional Grant Shares during the fourth quarter of 1997.

          Interest payments on the Notes are, at the option of the Company, payable in cash or in shares of Common Stock. During 1997 the Company issued an aggregate of 65,671 shares (the "Interest Shares") for payment of interest due.

          On February 6, 1998 the Company entered into the First Amendment to the Securities Purchase Agreement and Related Documents, dated as of December 31, 1997 (the "First Amendment"), among the Company and the Funds. Pursuant to the First Amendment, the Funds converted $6 million aggregate principal amount of the Notes into the Company's Series A Convertible Preferred Stock (the "Preferred Stock"). In addition, the "Maximum Conversion Price" (as defined in the First Amendment) at which shares of Preferred Stock are convertible into Common Stock (the "Stock Conversion Shares") is $6.00, subject to adjustment in certain circumstances.

          The remaining $1.5 million of outstanding Notes held by the Funds have become secured debt pursuant to a Security Agreement, dated as of February 6, 1998 (the "Security Agreement"), between the Company and H.W. Partners, L.P., as agent for and representative of the Funds. With respect to such $1.5 million in outstanding Notes, the Funds have been granted a security interest in the collateral described in the Security Agreement, which includes all of the Company's unrestricted cash deposit accounts, accounts receivable, inventory and equipment and fixtures excluding the vans.

          The Company has issued to the Funds an aggregate of 200,000 warrants (the "New Warrants"), each to purchase one share of Common Stock (collectively, the "New Warrant Shares") at an exercise price equal to $4.00 per share. The New Warrants are exercisable through December 2002 and are redeemable at the option of the Company, commencing January 1, 2000, based on a 20-day minimum closing bid price of Common Stock, at a redemption price equal to $.10 per share. The New Warrants also contain a "cashless exercise" feature.

          On March 16, 1998, the Company sold an additional 1,550 shares of Preferred Stock to the Funds in exchange for non-marketable securities with an aggregate value of $1,550,000 (See note 5(b)). In connection therewith, the Funds as the holders of the majority of the outstanding Preferred Stock obtained the right to appoint one director to the Company's Board of Directors, though they had not named such director as of April 3, 1998.

          As a condition to the consummation of the Marion Equity Financing (as defined in and described in "Marion Equity Financing" and Note 5(c) in the accompanying financial statements), the Company entered into the Agreement and Second Amendment to Bridge Securities Purchase Agreement and Related

          Documents (the "Second Amendment"), among the Company and the Funds. Pursuant to the Second Amendment, the Funds agreed that they would not convert, prior to December 31, 1998, any shares of Preferred Stock or any principal amount of the Notes into shares of Common Stock, unless a "Material Transaction" (defined as a change of control of the Company, a transfer of all or substantially all of the Company's assets or a merger of the Company into another entity) has occurred. Further, the Funds agreed that they would not, prior to March 31, 1999, publicly sell any shares of Common Stock owned or acquired by the Funds, unless a Material Transaction has occurred; the Funds are permitted, after June 30, 1998 and subject to the Company's right of first refusal, to privately sell any shares of Common Stock that they own or acquire, provided the purchaser agrees in writing to be bound by the same resale restrictions.


          The Funds have granted to the Company an option to redeem the Preferred Stock and the Notes owned by the Funds as follows: (i) up to $2,500,000 principal amount may be redeemed on or before April 30, 1998; (ii) an additional $2,500,000 principal amount may be redeemed on or before May 31, 1998; and (iii) an additional $2,500,000 principal amount may be redeemed from and after June 1, 1998. If the date that the Company redeems such Preferred Stock and Notes is on or before June 30, 1998, the redemption price will be 80% of the principal amount outstanding of the Notes being redeemed or 80% of the liquidation preference of the Preferred Stock being redeemed, plus accrued interest and dividends in the event that all of the Preferred Stock and Notes owned by the Funds are not redeemed by June 30, 1998. If the redemption of the Notes and Preferred Stock is after June 30, 1998 but on or before December 31, 1998, the 80% referred to in the preceding sentence shall increase by 2% per month, up to 90% in December 1998. If the redemption of the Notes and Preferred Stock occurs after December 31, 1998, the redemption price shall be as provided in the original agreement between the Company and the Funds. The Company is required to redeem all of the Preferred Stock outstanding prior to redemption of any of the Notes. In addition, the Funds have granted to the Company and to Marion (as hereafter defined) an option to acquire, on or before March 31, 1999, all of the shares of Common Stock owned by the Funds.

          In connection with the Second Amendment, the Funds received 100,000 shares of Common Stock, as well as the right to receive 200,000 additional shares of Common Stock in the event that all of the Preferred Stock and Notes owned by the Funds have not been redeemed by the Company by June 30, 1998. Further, the exercise price of the June Warrants has been reduced from $10.675 per share to $3.25 per share and the exercise price of the New Warrants has been reduced from $4.00 per share to $3.25 per share. The Company has agreed to register all of such shares of Common Stock (including the shares underlying warrants) under the Securities Act of 1933, as amended.

          MARION EQUITY FINANCING

          In March 1998, the Company entered into a Purchase Agreement (the "Marion Agreement") with Marion Interglobal, Ltd., an investment group ("Marion"). The Marion Agreement calls for the Company to receive up to $11,000,000 from Marion in exchange for shares of Common Stock as explained herein. Pursuant to the Marion
          Agreement, the purchase of Common Stock is to occur in three tranches as follows: (i) on March 27, 1998 the Company sold to Marion 1,200,000 shares of Common Stock for an aggregate consideration of $3,000,000; $1,500,000 of the $3,000,000 has been funded, with the remaining $1,500,000 to be funded on the business day after the Company's shelf registration statement with respect to the shares sold to Marion has been declared effective by the Securities and Exchange Commission; (ii) sixty days following the registration of all the underlying shares of Common Stock under the Marion Agreement, the Company will sell to Marion 800,000 shares of Common Stock for an aggregate consideration of $2,000,000; and
          (iii) on or prior to September 30, 1998 the Company shall sell a number of shares of Common Stock (to be determined by when the closing occurs, which would range from 2,666,667 shares to 3,200,000 shares) for an aggregate consideration of $6,000,000. The third tranche is contingent on Marion's satisfaction that the Company has met or exceeded the financial targets expected by Marion, in its sole discretion. The Company has agreed to use the $6,000,000 in proceeds from the third tranche to redeem the Notes and Preferred Stock issued in the June Financing. The issuance and sale of 1,400,000 shares of Common Stock in the first tranche and all of the shares to be issued in the second tranche to Marion, is subject to approval by the Company's stockholders. The Company will pay transaction fees to Marion upon completion of each tranche as follows: (i) 1,200,000 shares of Common Stock for the first $3,000,000 tranche; (ii) 800,000 shares of Common Stock for the second $2,000,000 tranche; and (iii) no additional fee for the completion of the third tranche.

          Further, upon the consummation of the second tranche of the Marion Agreement, Mr. Alan Lubell, Chairman of the Board of the Company, has agreed to transfer to Marion 250,000 shares of Common Stock, which shares are required to be registered under the Securities Act of 1933, as amended.

          In addition, if the third tranche of the aforementioned financing is completed, then until March 30, 2001, the Company is required to obtain the prior written consent of Marion before the consummation of any additional financing transaction except for any credit facilities or lines of credit with lenders or equipment financing arrangements. Further, the Company may not redeem the warrants issued in the initial public offering (the "IPO Warrants") without the prior written consent of Marion.

          As a condition to the consummation of this equity financing, the Company renegotiated the terms of its outstanding Notes and Preferred Stock with the Funds (see June Convertible Financing and
          Note 5(b) in the accompanying financial statements for details).

          PRO FORMA EFFECT OF FINANCINGS

          At December 31, 1997 the Company had a stockholders' deficit of $1,137,662. Pursuant to the First Amendment, the Funds converted $6 million aggregate principal amount of the Notes, net of financing costs of $2,178,942 into shares of Preferred Stock. If the conversion on February 6, 1998 had taken place on December 31, 1997 the Company would have had stockholders' equity of approximately $2,683,396.

          On March 16, 1998, the Funds purchased an additional 1,550 shares of Preferred Stock in exchange for non-marketable securities with an aggregate value of $1,550,000 (See note 5(b)). If this purchase had taken place on December 31, 1997, the Company would have had stockholders' equity of approximately $4,233,396.

          In addition, if the $1,500,000 payment from the first tranche of the Marion Agreement had taken place on December 31, 1997, the Company would have recorded approximately an additional $1,250,000 in cash and in stockholders' equity (net of expenses) for a total stockholders' equity of $5,483,396.

          EQUIPMENT FINANCING

          In August 1997, the Company entered into an equipment financing agreement (the "Equipment Financing") with Vision Financial Group of Pittsburgh ("Vision"), whereby Vision agreed to provide the Company with up to $2.5 million in financing by September 1998. Such arrangement provides the Company with equipment financing of $100,000 for each of its next 25 mobile one-on-one vans equipped with video and personal computer equipment, each of which is anticipated to cost approximately $150,000. The Company has drawn on $800,000 of the facility to finance eight vans purchased in May 1997. The outstanding balance bears interest at the rate of 11.62% and is payable in 36 consecutive monthly payments of $25,328 which commenced in August 1997, followed by one balloon payment of $47,040. Further, the Company has agreed to pledge as collateral a certificate of deposit in the amount of $25,000 per van to Vision. Such collateral is to be returned to the

          Company within 5 days after the Company notifies Vision that (a) the Company has earned $1,000,000 or more on a pre-tax basis for fiscal 1998 or 1999, or (b) the Company's stock has traded at $20.00 per share for at least 5 consecutive trading days. The Company has pledged to Vision a certificate of deposit in the aggregate amount of $200,000 in connection with the financing of the first eight vans. In connection with the Equipment Financing, the Company issued warrants to Vision (the "Vision Warrants") to purchase 75,000 shares of Common Stock at a price per share of $10.00 (subject to adjustment in certain circumstances) at any time prior to August 20, 2000.

     COMPETITION

          The Company faces competition for consumer discretionary spending from numerous other businesses in the golf industry and related market segments. The Company competes with a variety of products and services which are used as participant gifts at golf events or provide golf instruction, including instructional golf videotapes, golf software used to analyze golf swings and golf courses, schools and professionals who offer video golf lessons, certain of which may be less expensive or provide other advantages to consumers. In addition, certain companies offer both hardware and software to golf professionals for use in connection with golf lessons. Moreover, the instructional golf video segment of the industry has no substantial barriers to entry and, consequently, the Company expects that other companies which have developed software technologies may seek to enter the Company's target markets and compete directly against the Company. There can be no assurance that other companies are not developing or will not seek to develop similar products.

     PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

          The Company has filed a patent application with the United States Patent and Trademark Office covering certain aspects of its digital video editing and videotape production process. There can be no assurance, however, as to the breadth or degree of protection which patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Rapid technological developments in the computer software industry result in extensive patent filings and a rapid rate of issuance of new patents. In addition, there can be no assurance that the Company will have financial or other resources necessary to enforce its own patent or defend a patent infringement action and the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company. The Company relies on proprietary processes and employs various methods to protect the concepts, ideas and documentation of its products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes or obtain access to the Company's proprietary processes, ideas and documentation. Furthermore, although the Company has entered into confidentiality agreements with certain of its employees, there can be no assurance that such arrangements will adequately protect the Company.

     EMPLOYEES

          At December 31, 1997, the Company employed (directly or indirectly) five executive employees and 47 employees engaged in the operation of its offices and vans.

     EXECUTIVE OFFICERS OF THE COMPANY

               NAME          AGE        POSITION
               ----          ---        --------

          Earl T. Takefman    47        Chief Executive Officer and Director
          Alan L. Lubell      59        Chairman of the Board and Vice President
          Richard Parker      36        President and Chief Operating Officer
          Thomas Peters       52        Director of Operations and Technology
          Melissa Forzly      39        Chief Financial Officer

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

          ALAN L. LUBELL, a co-founder of the Company, has been Chairman of the Board of the Company since July 1994 and Vice President since May 1996. Prior to founding the Company, Mr. Lubell had been an entrepreneur in the area of sports television. From 1977 to July 1994, Mr. Lubell served as President of Marathon Entertainment, a sports television company which he founded, that created many events and programs that were sold to television stations and networks and national advertisers. Among the events developed, packaged and produced by Marathon Entertainment was the New York City Marathon.
          Mr. Lubell received a Bachelor of Science degree in marketing from New York University in 1960.

          RICHARD PARKER has been the Company's President and Chief Operating Officer since July 1996. From February 1990 until his appointment as Chief Operating Officer of the Company, Mr. Parker was the founder, owner and President of Diomo Marketing Inc. and Devrew Merchandising Inc., companies engaged in marketing and selling consumer products in Canada. From August 1984 to February 1990, Mr. Parker held various positions, including Vice President at Charan. Mr. Parker graduated from Vanier College in Montreal in 1980.

          THOMAS PETERS has been Director of Operations and Technology of the Company since May 1996. Since July 1992, Mr. Peters has been the owner of Smart View ("Smart View"), a company he founded to design and develop computer golf software to be used by golf professionals when giving video golf lessons. In March 1995, Smart View was engaged as an independent consultant to the Company and was principally responsible for the development of the software used in the Company's products. Smart View also developed operating systems used by Golf Academy at PGA National and at the Doral Golf Learning Center, each in Florida. Prior to founding Smart View, Mr. Peters, for 26 years, held various positions at IBM Corporation, including Manager of Application Development from July 1989 to July 1992 and Personal Computer Product Planning Manager from 1984 to 1989. Mr. Peters graduated from Harper College at University of New York in 1967, with a B.A. in mathematics.

          MELISSA FORZLY has been the Chief Financial Officer of the Company since March 1998 and joined the Company as Controller in June 1997. Prior to joining the Company, Ms. Forzly was Controller of Big Entertainment, a public company trading on the Nasdaq SmallCap market, which is a diversified entertainment company involved in the licensing of entertainment properties, the operation of retail stores, and the publishing and packaging of books. Ms. Forzly graduated from Boston University in 1981 with a B.S. in Business Administration with concentrations in accounting and finance.

     RISK FACTORS

          Readers of this annual report should carefully consider the following risk factors, in addition to the other information contained herein. This annual report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby. Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified herein, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

          SIGNIFICANT AND CONTINUING LOSSES. For the period from July 15, 1994 (inception) to December 31, 1997, the Company incurred a cumulative net loss of $13,618,223. The Company believes that it will incur continuing losses until, at the earliest, the Company generates sufficient revenues to offset the substantial up-front capital expenditures and operating costs associated with commercializing its products.

          NEED FOR ADDITIONAL FINANCING. The Company recently entered into a purchase agreement with Marion Interglobal, Ltd. ("Marion"), for additional financing as detailed more fully in "Marion Equity Financing" and Note 5(c) in the accompanying financial statements. The continued implementation of the Company's business plan will require capital resources that will be available to the Company only upon the completion of the first and second tranches of the aforementioned financing. There can be no assurance that the conditions necessary for the completion of these tranche will occur. In addition, if the third tranche of the aforementioned financing is completed, then until March 30, 2001, the Company is required to obtain the prior written consent of Marion before the consummation of any additional financing transaction except for any credit facilities or lines of credit with lenders, or equipment financing arrangements. Further, there can be no assurance that Marion will consent to any additional financings.

          UNCERTAINTY OF PROPOSED PLAN OF OPERATION. The Company's plan of operation and prospects are largely dependent upon the Company's ability to successfully hire and retain skilled technical, marketing and other personnel, establish and maintain satisfactory relationships with those who arrange golf events, successfully develop, equip and operate ONE-ON-ONE vans on a timely and cost effective basis and achieve significant market acceptance for its products. There can be no assurance that the Company will be able to continue to implement its business plan or that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in its implementation.

          POTENTIAL INFLUENCE ON MARKET OF SALE OF THE FUNDS' SHARES AND MARION'S SHARES; DILUTION. As part of the June Bridge Financing, the Company issued to the Funds, through December 31, 1997, an aggregate of 65,671 Interest Shares, 93,677 Grant Shares and 180,296 Additional Grant Shares. In addition, the Company will be obligated to issue to the Funds the Note Conversion Shares and the Stock Conversion Shares in the event that the Funds decide to convert their Notes or shares of Preferred Stock into Common Stock. As of December 31,

          1997, the Funds converted $6.0 million aggregate principal amount of the Notes into 6,000 shares of Preferred Stock. The remaining $1.5 million in Notes outstanding, as well as the 6,000 outstanding shares of Preferred Stock, are convertible into Common Stock at an average discount of 20% to the market price of the Common Stock at the time of conversion; in certain circumstances, the conversion price may be as low as 50% of the market price of the Common Stock at the time of conversion. Conversion of some or all of the $7.5 million of Notes and Preferred Stock would have a dilutive effect on the Company's stockholders. In addition, in connection with the Marion Agreement the Company issued 1,000,000 shares of Common Stock and may be obligated to issue an additional 6,200,000 shares of Common Stock to Marion, which shares will be registered under the Securities Act of 1933, as amended, at which time such shares will be freely tradable without restriction. While no prediction can be made as to the effect that the sale of any of the aforementioned shares will have on market prices of the Common Stock prevailing from time to time, the possibility that a substantial number of shares of Common Stock may be sold in the public market may adversely affect prevailing market prices and could impair the Company's ability to further raise capital through the sale of its equity securities.

          POTENTIAL INFLUENCE ON MARKET OF WARRANT REDEMPTION. Each of the 1,495,000 IPO Warrants entitles the registered holder thereof to purchase one share of Common Stock, at a price of $5.00, subject to adjustment in certain circumstances, at any time until July 24, 2000. The IPO Warrants are redeemable by the Company, upon the consent of the underwriter in the Company's IPO, at a price of $.10 per Warrant, and subject to the terms set forth therein. In the event that the Company calls the IPO Warrants for redemption, it will be economically advantageous for the warrant holders to exercise the IPO Warrants, resulting in the issuance by the Company of up to 1,495,000 additional shares of Common Stock. While no prediction can be made as to the effect, if any, that the availability for sale or actual sale of such shares of Common Stock will have on market prices prevailing from time to time, the possibility that a substantial number of shares of Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to further raise capital through the sale of its equity securities. Further, the exercise of the IPO Warrants and issuance of shares of Common Stock at a price of $5.00 (an amount that is likely to be below the prevailing market price of the Common Stock since a precondition for the redeemability of the IPO Warrants is that the price of the Common Stock is at least $7.50, subject to certain terms and adjustments) may have an adverse effect on the market price of the Common Stock. In addition, the Company may not redeem the warrants issued in the initial public offering (the "IPO Warrants") without the prior written consent of Marion. There can be no assurance that Marion will consent to such redemption.

          OUTSTANDING OPTIONS AND WARRANTS. There are currently outstanding options to purchase an aggregate of 948,419 shares of Common Stock at exercise prices ranging from $5.00 to $10.75 per share, and outstanding warrants (including the IPO Warrants) to purchase an aggregate of 2,230,000 shares of Common Stock at exercise prices ranging from $3.25 to $10.00. Exercise of any of the foregoing options or warrants will have a dilutive effect on the Company's stockholders. Furthermore, the terms upon which the Company may be able to obtain additional equity financing may be adversely affected, since the holders of the options or warrants can be expected to exercise them, if at all, at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in the options or warrants.

          DEPENDENCE ON GREG NORMAN LICENSE. Pursuant to the Greg Norman License, Greg Norman agreed to grant to the Company a worldwide license to use his name, likeness, endorsement and certain trademarks in connection with the production and promotion of the Company's products. The Company will make guaranteed minimum royalty payments to Mr. Norman from January 1998 through April 2000, which will consist of $2.38 million in cash and 102,000 shares of Common Stock. Pursuant to the Greg Norman License, the Company has paid Mr. Norman $600,000 through December 31, 1997. Failure to make any required payment under the Greg Norman License would result in termination of the license agreement, which would have a material adverse effect on the Company. Greg Norman's death, disability or retirement from tournament play or any significant decline in the level of his tournament play may, under certain circumstances, have a material adverse effect on the Company. In addition, the commission by Greg Norman of any serious crime or any act which adversely affects his reputation could also have an adverse affect on the Company. The Company has obtained "key-man" insurance on the life of Greg Norman in the amount of $10,000,000.

          UNCERTAINTY OF MARKET ACCEPTANCE AND COMMERCIALIZATION STRATEGY. The Company's ONE-ON-ONE personalized videotape golf lesson is a new business concept and, accordingly, demand and market acceptance for the Company's products is subject to a high level of uncertainty. Achieving market acceptance for the Company's products will require significant efforts and expenditures by the Company to create awareness and demand. The Company's prospects will be significantly affected by its ability to successfully build an effective sales organization and develop a significant number of ONE-ON-ONE vans. The Company only commenced marketing activities in 1997 and has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company's strategy and preliminary and future marketing plans may be subject to change as a result of a number of factors, including progress or delays in the Company's marketing efforts, changes in market conditions (including the emergence of potentially significant related market segments), the nature of possible license and distribution arrangements which may become available to it in the future and competitive factors. To the extent that the Company enters into third-party marketing and distribution arrangements in the future, it will be dependent on the marketing efforts of such third parties and in certain instances on the popularity and sales of their products. Additionally, to the extent that the Company seeks to market its products in foreign markets, the Company may be subject to various risks associated with foreign trade, including customs duties, quotas and other trade restrictions, shipping delays, currency fluctuations and international political and economic developments. There can be no assurance that the Company's strategy will result in successful product commercialization or that the Company's efforts will result in initial or continued market acceptance for the Company's products.

          POTENTIAL PRODUCT OBSOLESCENCE. The markets for the Company's products may be characterized by rapidly changing technology which could result in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete may be dependent upon the Company's ability to continually enhance and improve its software. There can be no assurance that competitors will not develop technologies or products that render the Company's products obsolete or less marketable.

          DEPENDENCE ON KEY PERSONNEL; NEED FOR QUALIFIED PERSONNEL. The prospects of the Company are dependent on the personal efforts of Earl
          T. Takefman, its Chief Executive Officer, and other key personnel. The loss of the services of Mr. Takefman could have a material adverse effect on the Company's proposed business and prospects. The Company has entered into employment agreements with Mr. Takefman and other key personnel and has obtained "key-man" insurance on the life of Mr. Takefman in the amount of $5,000,000. The success of the Company is also dependent upon its ability to hire and retain additional qualified marketing, technical, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that the Company will be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified personnel would have a material adverse effect on the Company.

          DEPENDENCE ON LIMITED PRODUCT LINE. The Company is entirely dependent on the sales of a limited product line to generate revenues and on the commercial success of its products. There can be no assurance that the Company's products will prove to be commercially viable. Failure to achieve commercial viability would have a material adverse effect on the Company.

          INDUSTRY FACTORS. The Company's future operating results will depend on numerous factors beyond its control, including the popularity, price and timing of competitors' products being introduced and distributed, national, regional and local economic conditions (particularly recessionary conditions adversely affecting consumer spending), changes in consumer demographics, the availability and relative popularity of other forms of sports and entertainment, and public tastes and preferences, which may change rapidly and cannot be predicted. The Company's ability to plan for product development and promotional activities may be affected by the Company's ability to anticipate and respond to relatively rapid changes in consumer tastes and preferences. To the extent that the Company targets consumers with limited disposable income, the Company may find it more difficult to price its products at levels which result in profitable operations. In addition, seasonal weather conditions limiting the playing seasons in certain geographic areas may result in fluctuations in the Company's future operating results.

          DEPENDENCE ON THIRD-PARTY PRODUCTION COMPANIES AND EQUIPMENT MANUFACTURERS. The Company relies on third-party manufacturers for all of its supply of video and computer equipment and vans used in its operations. The Company has not entered into agreements with any equipment manufacturer and intends to purchase or lease equipment components pursuant to purchase orders placed from time to time in the ordinary course of business. While the Company is not dependent on any single supplier to continue its operations, the failure or delay by any manufacturer in supplying components to the Company on favorable terms could result in interruptions in its operations and adversely affect the Company's ability to implement its business plan.

          NO DIVIDENDS. To date, the Company has not paid any cash dividends on its Common Stock and does not expect to declare or pay dividends on the Common Stock in the foreseeable future. In addition, the payment of cash dividends is limited by the terms of the Preferred Stock and may be further limited or prohibited by the terms of future loan agreements, if any, or the future issuance of other series of Preferred Stock, if any.

          AUTHORIZATION AND DISCRETIONARY ISSUANCE OF PREFERRED STOCK. The Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue up to 5,000,000 shares of Preferred Stock, from time to time, in one or more series. On February 6, 1998, $6 million principal amount of outstanding Notes was converted into 6,000 shares of Preferred Stock; and on March 16, 1998, an additional 1,550 shares of Preferred Stock was purchased by the Funds in exchange for marketable securities with an aggregate value of $1,550,000. The Preferred Stock has a liquidation preference of $1,000 per share and is senior to the Common Stock with respect to dividends, liquidation and dissolution. Each share of Preferred Stock entitles the holder to an annual dividend of 8.25%, payable on a quarterly basis, which dividend increases to 18% in certain situations as specified in the Amended Certificate of Designation with respect to the Preferred Stock. Holders of the shares of Preferred Stock do not have voting rights, except upon the occurrence of certain events that would affect the preferences and rights of the Preferred Stock. Each share of Preferred Stock is convertible into Common Stock at the lesser of: (i) $6.00 per share of Common Stock or (ii) a discount ranging from 15% to 22.5% of the market price of the Common Stock at the time of conversion;
          in certain circumstances, the conversion price may be as low as 50% of the market price of the Common Stock at the time of conversion. The Preferred Stock is redeemable by the Company at any time at its option. In addition, the holder of a majority of the outstanding Preferred Stock have the right to appoint one director to the Company's Board of Directors, though they had not named such director at April 3, 1998.

          The Board of Directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of Preferred Stock.

          VOLATILITY OF MARKET PRICE OF COMMON STOCK AND WARRANTS. Since the IPO, the market prices of the Company's publicly traded securities have been highly volatile as has been the case with the securities of other emerging companies. Factors such as the Company's operating results and announcements by the Company or its competitors may have a significant impact on the market price of the Company's securities. In addition, in recent years, the stock market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations which have not necessarily been related to the operating performance of such companies.

          POTENTIAL INFLUENCE ON THE MARKET OF THE IPO UNDERWRITER. The underwriter in the Company's IPO makes a market in the Common Stock and the IPO Warrants and may otherwise effect transactions in the Common Stock and the IPO Warrants. Such activities may exert a dominating influence on the market and such activity may be discontinued at any time. The prices and liquidity of the Company's securities may be significantly affected by the underwriter in the Company's IPO.

          LIMITATIONS OF LIABILITY OF DIRECTORS AND OFFICERS. The Company's Certificate of Incorporation includes provisions to limit, to the full extent permitted by Delaware law, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. The Certificate of Incorporation also includes provisions to the effect that (subject to certain exceptions) the Company shall, to the maximum extent permitted from time to time under the law of the State of Delaware, indemnify, and upon request shall advance expenses to, any director or officer to the extent permitted under such law as it may from time to time be in effect. In addition, the Company's By-Laws require the Company to indemnify, to the full extent permitted by law, any director, officer, employee or agent of the Company for acts which such person reasonably believes are not in violation of the Company's corporate purposes as set forth in the Certificate of Incorporation. As a result of such provisions in the Certificate of Incorporation and the By-Laws of the Company, stockholders may be unable to recover damages against the directors and officers of the Company for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties, which may reduce the likelihood of stockholders instituting derivative litigation against directors and officers and may discourage or deter stockholders from suing directors, officers, employees and agents of the Company for breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its stockholders.

ITEM 2.  DESCRIPTION OF PROPERTY

          The Company leases approximately 4,400 square feet of office space in Boca Raton, Florida for its executive offices. The lease of this office space provides for a monthly rent of approximately $9,031 and expires on September 30, 1999, with one option to renew for an additional three years. The Company believes that suitable additional space, if required, is readily available on terms that will be reasonably acceptable to the Company. The Company also leases two sales/operations offices, one of which is in San Diego, with approximately 1,600 square feet, pursuant to a lease expiring June 30, 1998, at a monthly rental of approximately $1,045, and the other which is in New York City with approximately 260 square feet on a month to month rental with a monthly rent of approximately $2,000. In addition, the Company also leases approximately 1,000 square feet of warehouse space in Pompano Beach, Florida with a monthly rent of $475. This lease expired on December 31, 1997 and the Company is in the process of renegotiating a new lease on new space.

ITEM 3.  LEGAL PROCEEDINGS

          The Company has no material legal proceedings pending or, to the Company's knowledge, threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

          None.

                                       PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     MARKET FOR COMMON STOCK

          The Company's Common Stock and warrants are traded on the Nasdaq SmallCap Market under the symbols "EDGE" and "EDGEW," respectively. The Company completed the IPO in July 1996 at an offering price of $5.00 per share for its Common Stock and $.10 per warrant. The following table sets forth, for the periods indicated, the range of high and low last reported sale prices for the Common Stock and the warrants.


                    Common Stock:                   High      Low
                    -------------                   ----      ---

          Fiscal Year 1996
            Third Quarter (from July 24, 1996)    $ 8.00    $4.38
            Fourth Quarter                          7.63     5.63

          Fiscal Year 1997
            First Quarter                         $12.38    $5.75
            Second Quarter                         13.75     8.63
            Third Quarter                          10.25     6.50
            Fourth Quarter                          8.25     3.06


                    IPO Warrants:                   High      Low
                    -------------                   ----      ---

          Fiscal Year 1996
            Third Quarter (from July 24, 1996)    $ 4.13    $1.00
            Fourth Quarter                          3.16     1.88

          Fiscal Year 1997
            First Quarter                         $ 7.56    $1.88
            Second Quarter                          8.63     4.00
            Third Quarter                           5.13     3.00
            Fourth Quarter                          3.44      .75


     HOLDERS OF COMMON STOCK

          On March 25,1998, the last reported sale price of the Common Stock on the Nasdaq SmallCap Market was $3.375 per share and the last reported sale price of the warrants on the Nasdaq SmallCap Market was $.9375 per warrant. At March 25, 1998, there were 75 holders of record of the Company's Common Stock and 3 holders of record of the Company's warrants. The Company believes that there are more than 700 beneficial holders of the Company's Common Stock.

     DIVIDENDS

          The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future and intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that the Company's Board of Directors deems relevant. In addition, the payment of cash dividends is limited by the terms of the Preferred Stock and may be further limited or prohibited by the terms of future loan agreements or the future issuance of other series of Preferred Stock, if any.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the Notes thereto included in Part II, Item 7 of this Report.

     RESULTS OF OPERATIONS

          The Company was a development stage company in 1996 and had no revenue for the fiscal year ended December 31, 1996. The Company commenced its introduction and marketing of personalized videotape golf lessons, featuring ONE-ON-ONE instruction by leading professional golfer Greg Norman, during the fourth quarter of 1996. The Company completed and launched its first seven mobile production units ("vans") during the first three months of 1997 and an additional eight vans were launched in the second quarter of 1997. As of December 31, 1997, the Company had 15 vans in operation.

          During the first quarter of 1997 the Company began to generate revenue from the sales of its videotape golf lessons. For the year ending December 31, 1997, the Company had sales of $1,381,111 and a gross loss of $186,362. The gross loss reflected for the year ending December 31, 1997 included significant training costs of van operators and resulted from low initial sales during its start-up phase.

          Operating expenses for the year ending December 31, 1997 were $7,929,850 as compared to $2,416,834 for the year ending December 31, 1996. The increase in operating expenses for the year ending December 31, 1997, as compared to the year ending December 31, 1996, is primarily attributable to start-up expenses related to the launching of the Company's 15 vans and consisted of payroll, marketing, training, travel and other administrative expenses. These expenses also include depreciation and amortization expenses, which totaled $1,128,964 for the year ending December 31, 1997, as compared to $155,546 for the year ending December 31, 1996. Additionally, in compliance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", the Company recorded a non-cash marketing expense of $93,132 related to the 25,000 options granted to Greg Norman and a non-cash stock severance expense of $150,125 related to the termination of an employee. In addition, the Company recorded a non-cash expense of $1,036,000 in connection with securities issued for financial advisory and strategic business planning services.

          Interest expense for the year ending December 31, 1997 was $508,080 as compared to $50,854 for the year ending December 31, 1996. The increase in interest expense is primarily due to the interest associated with the Company's financings.

          The Company earned $111,140 in interest income for the year ending December 31, 1997. Amortization of deferred financing fees and extraordinary expense-financing fees were

          $1,243,418 and $999,000, respectively, for the year ended December 31, 1997, and resulted from: (i) non-cash financing fees of $1,665,000 in connection with the March Bridge Financing, (which have been fully expensed via amortization of $666,000 and the balance of $999,000 as an extraordinary item (see Note 5)); (ii) June Financing fees of $881,569; and (iii) equipment financing costs of $178,980.

     LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1997 the Company had cash and cash equivalents of $224,429, unrestricted short-term investments of $1,080,000 and working capital of $788,323. Net cash used in operating activities for the year ending December 31, 1997 was $5,997,342, primarily representing cash used for start-up expenses related to the launching of the Company's 15 vans. Net cash provided by financing was $6,083,778 ($95,124 of which was used in investing activities) for a total decrease in cash and cash equivalents of $8,688.

          A significant portion of the Company's disbursements during the year ending December 31, 1997 represented investment in fixed assets of $71,457. At December 31, 1997, the Company's cumulative gross investment in fixed assets was $3,529,180.

          On December 31, 1997 the Company had a stockholders' deficit of $1,137,662. On February 6, 1998, the Company entered into the
          First Amendment pursuant to which the Funds converted $6 million aggregate principal amount of the Notes into Preferred Stock which would have resulted in an increase to stockholders' equity of approximately $3,821,058. On March 16, 1998, the Funds purchased an additional 1,550 shares of Preferred Stock in exchange for non-marketable securities with an aggregate value of $1,550,000
          (See note 5(b)). In addition, in March 1998, the Company entered into the Marion Agreement with Marion. The Marion Agreement calls for the Company to receive a minimum of $5,000,000 from Marion in exchange for shares of Common Stock as explained in Marion Equity Financing. The company received $1,500,000 of the First Tranche on April 3, 1998. If the $1,500,000 payment under the first tranche of the Marion Agreement had been received as of December 31, 1997, the Company would have recorded approximately an additional $1,250,000, which is net of expenses, in cash and in stockholders' equity. If the conversion of Notes and Preferred Stock and the $1,500,000 payment under the first tranche of the Marion Agreement had been recorded on December 31, 1997 the Company's stockholders' equity would have been approximately $5,433,396 as of such date.

          Based on the recently completed securities purchase agreement for additional financing as detailed more fully in "Marion Equity Financing" and Note 5(c), the Company anticipates that its current capital resources, when combined with anticipated cash flows from operations, will be sufficient to satisfy the Company's contemplated working capital requirements for the next twelve months.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

          Report of Independent Certified Public Accountants for year
               ended December 31, 1997                                      22
          Report of Independent Certified Public Accountants for year
               ended December 31, 1996                                      23
          Balance Sheets as of December 31, 1997 and December 31, 1996 24 Statements of Operations for the Years Ended December 31,
               1997 and 1996                                                25
          Statements of Changes in Stockholders' Equity for the Years
               Ended December 31, 1997 and 1996                             26
          Statements of Cash Flows for the Years Ended December 31,
               1997 and 1996                                                27
          Notes to Financial Statements                                     28

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



     To the Board of Directors and Stockholders of Visual Edge Systems Inc.

     We have audited the accompanying balance sheet of Visual Edge Systems Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Edge Systems Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended in conformity with general accepted accounting principles.

     ARTHUR ANDERSEN LLP

     Miami, Florida,
      February 20, 1998 (except with respect
      to the matters discussed in Notes 5(b),(c) and 10, as to which the date is April 4, 1998).

                             INDEPENDENT AUDITORS REPORT



     To the Board of Directors and Stockholders of Visual Edge Systems Inc.

     We have audited the accompanying balance sheet of Visual Edge Systems Inc. (a development stage company) as of December 31, 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Edge Systems Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with general accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in its development stage and its recurring losses through 1996 and contractual commitment under a license agreement raise substantial doubt about its ability to continue as a going concern unless additional financing or equity is obtained. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



     KPMG Peat Marwick LLP

     Fort Lauderdale, Florida,
      January 24, 1997, except as to note 9(b) which is as of April 3, 1997.


                                                  VISUAL EDGE SYSTEMS INC.
                                                       BALANCE SHEETS
                                              As of December 31, 1996 and 1997

                                                                                                      Pro Forma (see Note 10 )
                                                                    1996                1997                     1997
                                                               -------------      --------------      ------------------------
                                                                                                             (unaudited)

                      ASSETS
Current Assets:
 Cash and Cash Equivalents                                      $   233,117        $    224,429             $  1,474,429
 Short-Term Investments                                           1,869,052           1,080,000                1,080,000
 Accounts Receivable                                                      -              23,917                   23,917
 Inventory                                                           36,747              72,771                   72,771
 Prepaid Expenses - Advance Royalties                               300,000             350,000                  350,000
 Other Current Assets                                                80,756             217,225                  217,225
                                                                -----------        ------------             ------------
            Total Current Assets                                  2,519,672           1,968,342                3,218,342

Fixed Assets, net                                                 1,624,826           2,632,826                2,632,826
Non-Marketable Securities                                                 -                   -                1,550,000

Intangible Assets, net                                              616,470             286,986                  286,986
Other Assets                                                         23,202                 449                      449
Investments-Restricted                                                    -             812,719                  812,719
                                                                -----------        ------------             ------------
            Total Assets                                        $ 4,784,170        $  5,701,322             $  8,501,322
                                                                ===========        ============             ============

          LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)
Current liabilities:
 Bank Borrowings                                                $   500,000        $          -             $          -
 Accounts Payable                                                   333,114             344,884                  344,884
 Accrued Expenses                                                   284,900             173,605                  173,605
 Other Current Liabilities                                            1,500             121,266                  121,266
 Current Maturities of  Equipment Loans                                   -             540,264                  540,264
                                                                -----------        ------------             ------------
            Total Current Liabilities                             1,119,514           1,180,019                1,180,019
Equipment  Loans                                                          -             661,939                  661,939
Convertible Debt                                                          -           4,997,026                1,175,968
                                                                -----------        ------------             ------------
            Total Liabilities                                     1,119,514           6,838,984                3,017,926
                                                                -----------        ------------             ------------

Commitments and Contingencies (Notes 1,4,5 and 9)

                STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $.01 par value, 5,000,000 shares authorized,
none issued                                                               -                   -                7,550,000
Common Stock, $.01 par value, 20,000,000 shares authorized,
4,615,000 shares issued and outstanding at December 31, 1996
and  5,316,696 issued and outstanding at December 31, 1997           46,150              53,167                   66,167
Additional Paid in Capital                                        6,481,159          12,427,394               11,485,452
Accumulated Deficit                                              (2,862,653)        (13,618,223)             (13,618,223)
                                                                -----------        ------------             ------------
            Total Stockholders' Equity (Deficit) (Note 10)        3,664,656          (1,137,662)               5,483,396
                                                                -----------        ------------             ------------
            Total Liabilities & Stockholders' Equity (Deficit)  $ 4,784,170        $  5,701,322             $  8,501,322
                                                                ===========        ============             ============


    The accompanying notes are an integral part of these financial statements.

                                 VISUAL EDGE SYSTEMS
                               STATEMENT OF OPERATIONS


                                                              For the years ended
                                                                  December 31,
                                                          ----------------------------
                                                               1996           1997
                                                          ------------- --------------

Sales                                                      $         -   $  1,381,111

Cost of Sales                                                        -      1,567,473
                                                           -----------   ------------

Gross Loss                                                           -       (186,362)
                                                           -----------   ------------

Operating Expenses:
 General and Administrative                                  1,552,062      4,565,007
 Selling and Marketing                                         264,772      2,072,537
 Financing Fees (Note 5)                                             -      1,049,049
 Non-cash Stock Compensation Expense (Note 9)                  600,000        243,257
                                                           -----------   ------------
          Total Operating Expenses                           2,416,834      7,929,850
                                                           -----------   ------------
          Operating Loss                                    (2,416,834)    (8,116,212)
                                                           -----------   ------------
Other (Income) Expenses:
 Interest Income                                               (69,998)      (111,140)
 Interest Expense                                               50,854        508,080
 Amortization of Deferred Financing Fees (Note 5)                    -      1,243,418
                                                           -----------   ------------
          Total Other (Income) Expenses                        (19,144)     1,640,358
                                                           -----------   ------------
          Net Loss Before Extraordinary Expense             (2,397,690)    (9,756,570)
 Extraordinary Expense - Early retirement of debt
   (Note 5a)                                                         -        999,000
                                                           -----------   ------------
          Net Loss                                         $(2,397,690)  $(10,755,570)
                                                           ===========   ============
Net Loss per Share, basic and diluted:
 Net Loss before Extraordinary Expense                     $     (0.63)  $      (2.05)
 Extraordinary Expense                                            -.00          (0.21)
                                                           -----------   ------------
          Net Loss per Share                               $     (0.63)  $      (2.26)
                                                           ===========   ============

Weighted average common shares outstanding (Note 1g)         3,801,250      4,758,605
                                                           ===========   ============


    The accompanying notes are an integral part of these financial statements.


                                                   VISUAL EDGE SYSTEMS INC.
                                         STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        For the Years Ended December 31, 1996 and 1997


                                                              Common Stock        Additional
                                                       -------------------------    Paid-in          Accumulated
                                                        Shares            Amount    Capital            Deficit       Total
                                                       -----------       --------  ------------   -------------  -------------

Balance at December 31, 1995                            3,000,000        $30,000    $   385,460   $   (464,963)  $    (49,503)

Issuance of common stock                                1,615,000         16,150      5,495,699              -      5,511,849
Common stock issued by stockholders for services                -              -        600,000              -        600,000
Net loss                                                        -              -              -     (2,397,690)    (2,397,690)
                                                        ---------        -------    -----------   ------------   ------------
Balance at December 31, 1996                            4,615,000         46,150      6,481,159     (2,862,653)     3,664,656

Common stock issued in connection with the March
bridge financing                                          100,000          1,000        999,000              -      1,000,000
Warrants issued in connection with the March bridge
financing                                                       -              -        665,000              -        665,000
Common stock issued in connection with the June
convertible debt financing                                288,025          2,880      1,755,619              -      1,758,499
Warrants issued in connection with the June
convertible debt financing                                      -              -        962,012              -        962,012
Common stock issued for services                          270,000          2,700        997,300              -      1,000,000
Options and warrants issued for services                        -              -        458,237              -        458,237
Exercise of options                                        25,000            250        127,750              -        128,000
Issuance of common stock for payment of interest on
convertible debt                                           65,671            657        333,101              -        333,758
Repurchase and cancellation of common stock               (47,000)          (470)      (351,784)             -       (352,254)
Net loss                                                        -              -              -    (10,755,570)   (10,755,570)
                                                        ---------        -------    -----------   ------------   ------------
Balance at December 31,1997                             5,316,696        $53,167    $12,427,394   $(13,618,223)  $ (1,137,662)
                                                        =========        =======    ===========   ============   ============


    The accompanying notes are in integral part of these financial statements.

                                           VISUAL EDGE SYSTEMS INC.
                                           STATEMENTS OF CASH FLOWS


                                                                                         For the years ended
                                                                                            December 31,
                                                                                    ---------------------------
                                                                                        1996           1997
                                                                                    ------------  -------------
Operating activities:
Net loss                                                                            $(2,397,690)  $(10,755,570)
Adjustments to reconcile net loss to net cash used in operating acitivities:
     Extraordinary Item                                                                       -        999,000
     Non-cash stock compensation expense                                                600,000        243,257
     Non-cash financing expenses                                                              -      1,036,000
     Non-cash interest expenses                                                               -        333,758
     Depreciation and amortization                                                      155,546      1,128,964
     Amortization of deferred financing expenses                                              -      1,243,418
     Changes in assets and liabilities:
          Increase in accounts receivable                                                     -        (23,917)
          Increase in other current assets                                             (117,503)      (136,469)
          Increase in prepaid expense - advance royalties                              (300,000)       (50,000)
          Increase in inventory                                                         (23,202)       (36,024)
          Increase (decrease) in accounts payable                                        63,852         11,770
          Increase (decrease) in accrued expenses                                       271,182       (111,295)
          Increase in other current liabilities                                           1,500        119,766
                                                                                    -----------   ------------
          Net cash used in operating activities                                      (1,746,315)    (5,997,342)
                                                                                    -----------   ------------
Investing activities:
     Capital expenditures                                                            (1,365,365)       (71,457)
     Increase in intangible assets                                                     (398,558)             -
     Purchases of short-term investments                                             (3,508,015)    (3,523,667)
     Proceeds from the sale of short-term investments                                 1,638,963      3,500,000
                                                                                    -----------   ------------
          Net cash used in investing activities                                      (3,632,975)       (95,124)
                                                                                    -----------   ------------
Financing activities:
     Proceeds from issuance of common stock upon exercise of options                  5,511,849        128,000
     Repurchase common stock                                                                  -       (352,254)
     Repayment of borrowings                                                         (1,615,000)    (4,351,968)
     Payments of financing costs                                                              -       (340,000)
     Proceeds from borrowings                                                         1,715,000     11,000,000
                                                                                    -----------   ------------
          Net cash provided by financing activities                                   5,611,849      6,083,778
                                                                                    -----------   ------------
          Net increase (decrease) in cash and cash equivalents                          232,559         (8,688)
Cash and cash equivalents at beginning of period                                            558        233,117
                                                                                    -----------   ------------
Cash and cash equivalents at end of period                                          $   233,117   $    224,429
                                                                                    ===========   ============
Supplemental schedule of cash related activities:
     Cash paid for interest                                                         $    50,854   $    174,069
                                                                                    ===========   ============
Supplemental disclosure of noncash related activities:
     In 1997, the Company, in connection with the March Bridge Financing and the June Convertible Debt Financing, recorded non-cash financing fees of
     $1,665,000 and $2,720,511, respectively, related to the issuance of the
     Company's securities.

     In 1997, the Company, in connection with its Equipment Financing, recorded non-cash financing fees of $178,980 related to the issuance of warrants to purchase the Company's common stock.

     In 1997 the Company entered into capital lease and equipment financing transactions totaling $1,713,270 for the Company's mobile production units.


    The accompanying notes are an integral part of these financial statements.

                               VISUAL EDGE SYSTEMS INC.


                            NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1996 AND 1997

(1)  BACKGROUND

          Visual Edge Systems Inc. (the "Company") was organized to develop and market personalized videotape golf lessons featuring ONE-ON-ONE instruction by professional golfer Greg Norman. Through December 31,1996, the Company focused its efforts on developing video production technology which digitally combines actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce a ONE-ON-ONE videotape golf lesson. The Company sells its products under the name "ONE-ON-ONE WITH GREG NORMAN".

          The Company was incorporated in July 1994 and commenced developmental operations in January 1995. From the Company's inception through the end of December 31, 1996, it was primarily engaged in product development, market development, technology testing, recruitment of key personnel, capital raising and preparation of the software, hardware and videotape coaching instructions used in the production of its products. As a consequence, the Company did not generate any revenue and operated as a development stage company through December 31, 1996. The Company emerged from its development stage and commenced generating revenue from its primary business activities during the first quarter of fiscal 1997.

          The Company's primary marketing strategy is to sell "ONE-ON-ONE WITH GREG NORMAN" videotapes on a prearranged basis to various organizers of amateur corporate, charity and member golf tournaments (who typically offer gifts to tournament participants), golf professionals at private and daily fee golf courses and driving ranges and indoor event planners who organize trade shows, conventions, sales meetings, retail store openings and promotions and automobile dealer showroom promotions. To implement its marketing and business strategy, the Company has developed 15 mobile production facilities ("vans") equipped with video and personal computer equipment to market, promote and produce the Company's products. The Company has positioned its 15 ONE-ON-ONE vans in selected geographic areas that service golf courses and driving ranges throughout the United States, including Arizona, California (2), Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Texas, Ohio and Pennsylvania. The Company anticipates that additional vans will be developed and situated based on the demand for the Company's products.

          The Company entered into an agreement with Cadillac Motor Car Division of General Motors ("Cadillac") on August 5, 1997 (the "Cadillac Agreement"). The Cadillac Agreement granted Cadillac the exclusive U.S. dealership showroom rights to the Company's ONE-ON-ONE WITH GREG NORMAN concept and allowed Cadillac to exclusively offer its customers a free video golf lesson personally analyzed by Greg Norman if they test drove a Cadillac. Pursuant to the Cadillac Agreement, the Company provides each participating Cadillac dealership with all the marketing materials related to this promotion, including creative pieces for print and radio advertisements, banners, posters, and direct mail invitations.

          In December 1997, the Company and Cadillac amended the
          Cadillac Agreement (the "Amended Agreement"), and extended the dealership showroom rights granted to Cadillac, subject to the limitations on exclusivity set forth below. The Amended Agreement also extended the rights to the Company's concept to other General Motors divisions. Provided that the Company has enough vans in operation to service all of the Cadillac or General Motors dealers on a nationwide basis, for the period from December 18, 1997 through December 31, 1998, Cadillac, combined with General Motors, has guaranteed to purchase a total of 1,500 "Event Days" from the Company or one "Event Day" for each Cadillac dealership where the Company has a van in the area to service the dealership, whichever is less. The Company currently has 15 vans in operation, though it believes it will need approximately 25 vans to potentially realize the minimum guarantee of 1500 "Event Days" for 1998. The Company believes that it will require 30 to 35 vans in the years 1999 and 2000 to potentially realize the minimum guarantee of 2500 "Event Days". Each "Event Day" is a day on which one of the Company's ONE-ON-ONE vans appears at a Cadillac or other General Motors dealership to provide up to 165 instructional videotapes for the dealership's customers. On or prior to August 31, 1998, the Company must notify Cadillac as to whether the guaranteed number of "Event Days" are scheduled to be conducted by December 31, 1998.
          If 1,500 "Event Days" are not scheduled and conducted by December 31, 1998, then the Company is no longer obligated to provide its product exclusively to Cadillac, and may offer its product to auto dealerships other than Cadillac and General Motors dealerships. In each of the periods from January 1, 1999 through December 31, 1999 and January 1, 2000 through December 31, 2000, the terms of the Amended Agreement remain the same, except that the number of "Event Days" guaranteed by Cadillac, combined with General Motors, increases to 2,500 in each of such periods. In the event that in any given year the number of actual "Event Days" conducted by the Company is less than the number of "Event Days" guaranteed by Cadillac, combined with General Motors, then the Company is no longer obligated to provide its product exclusively to Cadillac and General Motors; in such event Cadillac and General Motors, however, have no obligation to pay the Company for the difference between the guaranteed number of "Event Days" and the actual number of "Event Days" provided by the Company to Cadillac and General Motors dealerships.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  ACCOUNTING ESTIMATES


          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b)  REVENUE RECOGNITION

          Revenue from sale of personalized videotapes is recognized when the Company delivers the videotapes to the customer. Deposits received in advance of videotape delivery are recorded as cutomer deposits which are included in other current liabilites in the accompanying 1997 balance sheet.

     (c)  FIXED AND INTANGIBLE ASSETS

          Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets which range from 3 to 5 years. Intangible assets consist primarily of video production costs. The costs of video production are amortized on a straight-line basis over a period of 4 years, the estimated useful lives of the intangible assets.

          The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's financial statements. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed fair value.

     (d)  PREPAID EXPENSES-ADVANCE ROYALTIES

          As discussed in Note 9(a), the Company is required to pay a royalty payment of 8% of all net revenues. Guaranteed minimum royalty payments are capitalized and expensed as revenues are earned. The Company continually evaluates the expected realization of the carrying value of the prepaid royalty and, if necessary, reduces the carrying value to reflect management's best estimate of the amounts to be recovered in future periods.

     (e)  INCOME TAXES

          In accordance with SFAS No. 109, "Accounting for Income Taxes," deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

     (f)  CONCENTRATION OF CREDIT RISK

          The Company has no significant off-balance sheet concentrations of credit risk.

     (g)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of cash, short-term investments, accounts receivable, prepaid expenses-advance royalties, and other current assets as well as accounts payable, accrued expenses and other current liabilities as reflected in the accompanying financial statements approximate fair value due to the short term maturity of these instruments. The fair value of equipment loans and the convertible debt is estimated using an appropriate valuation method and approximates the carrying amount of the equipment loans and the convertible debt in the accompanying December 31, 1997 balance sheet.

     (h)  LOSS PER SHARE

          The Company adopted SFAS No. 128, "Earnings Per Share" during 1997. SFAS No. 128 establishes standards for computing and presenting
          basic and diluted earnings per share.   Basic earnings per share is
          calculated by dividing income (loss) available to Common
          Stockholders by the weighted average number of shares of Common
          Stock outstanding during each period. Diluted earnings per share includes the potential impact of dilutive common share equivalents using the treasury stock method. Convertible securities and common share equivalents have not been included in the computation of diluted loss per share in the accompanying statements of operations as their impact is antidilutive.

          Pursuant to SFAS No. 128 as interpreted by Staff Accounting Bulletin ("SAB") No. 98, "Computations of Earnings Per Share," Common Stock issued by the Company for nominal consideration just prior to its initial public offering have been included in the calculation of weighted average shares for all periods presented even though their effect is antidilutive. The computation of weighted average common shares and common share equivalents outstanding for the year ended December 31, 1997 is as follows:


                                                            1996       1997
                                                            ----       ----
          Weighted average common shares outstanding,
               exclusive of issuances within twelve
               months prior  to the Company's initial
               public offering in 1996                      3,581,250  4,758,605
          Shares issued within twelve months prior to
               the Company's initial public offering
               assumed to be outstanding for the
               entire period                                  220,000
                                                            ---------  ---------
          Weighted average common shares outstanding        3,801,250  4,758,605
                                                            =========  =========


     (i)  STOCK OPTION PLAN

          Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board ("APB") Opinion No. 25. The Company intends to recognize compensation costs, where appropriate, under the provisions of APB No. 25, and has provided the expanded disclosure required under SFAS No. 123 for the years ending December 31, 1996 and 1997 (see Note 8).

     (j)  SHORT-TERM INVESTMENTS

          Short-term investments consist of discount notes and treasury bills and are available for sale. The difference between the carrying value and fair value of short-term investments is immaterial at December 31, 1997.

     (k)  RECENT ACCOUNTING PRONOUNCEMENT

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is required to be adopted in fiscal years beginning after December 15, 1997. This statement requires the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company will adopt SFAS No. 130 on January 1, 1998.

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted in fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information and related disclosures about products, services, geographic areas and major customers. The Company will adopt SFAS No. 131 on January 1, 1998.

          The Company's management believes the adoption of SFAS Nos. 130 and 131 will not have a material impact on its financial position or results of operations.

(2)  FIXED ASSETS, NET

          Fixed assets, including equipment and mobile production units acquired under capital leases, consist of the following at December 31, 1996 and 1997:


                                                                          LIVES
                                                  1996       1997        (YEARS)
                                                  ----       ----        -------
          Mobile video-tape production units   $  951,653   $2,394,704      5
          Product development equipment           407,184      489,149    3 - 5
          Training and processing equipment       112,302      116,271      5
          Office furniture and equipment          144,808      382,399      5
          Trade show exhibits                     144,787      146,657      5
                                               -----------------------
                                                1,760,734    3,529,180
          Less accumulated depreciation          (135,908)    (896,354)
                                               -----------------------
          Fixed assets, net                     1,624,826    2,632,826
                                               =======================


(3)  INTANGIBLE ASSETS, NET

          Intangible assets consist of the following at December 31, 1996 and 1997:

                                                  1996       1997
                                                  ----       ----
          Video and marketing production costs   $674,366    $ 447,404
          Deferred organizational costs            29,428       29,428
                                                 ---------------------
                                                  703,794      476,832
          Less accumulated amortization           (87,324)    (189,846)
                                                 ---------------------
          Intangible assets, net                 $616,470    $ 286,986
                                                 =====================


(4)  LEASES

          The Company has two noncancelable operating leases for corporate office space that expire in 1998 and 1999. Rental payments include minimum rentals plus building expenses. Rental expense for these leases during 1996 and 1997 was $16,984 and $107,863, respectively. Future minimum lease payments under these leases as of December 31, 1997 are as follows:


               1998                                    $108,374
               1999                                      78,398
                                                       --------
               Minimum lease payments                  $186,772
                                                       ========


(5)  FINANCINGS

     (a)  MARCH BRIDGE FINANCING

          In March 1997, the Company consummated a bridge financing (the "March Bridge Financing") pursuant to which it issued to 13 investors (including Status-One Investments Inc., a company controlled by the family of the Chief Executive Officer of the Company), a non-cash financing fee of (i) 100,000 shares of common stock and (ii) 100,000 warrants to purchase 100,000 shares of common stock at a price of $10.00 per share, subject to adjustment in certain circumstances. As consideration for such securities, the investors in the March Bridge Financing pledged an aggregate of $3,500,000 in cash and other marketable securities as cash collateral (the "Cash Collateral") to various banks, which in turn issued stand-by letters of credit (the "Letters of Credit") to the Company in the aggregate amount of up to $3,500,000. The Company used the Letters of Credit to secure a $3,500,000 line of credit (the "Line of Credit") from a bank. In June 1997, the Company used a portion of the proceeds from the issuance and sale of certain securities, outlined hereafter in note 5(b), to repay the remaining outstanding balance due and owing on the Line of Credit and returned the Letters of Credit to the various banks, which in turn returned all of the Cash Collateral to the March Bridge Financing investors.

          The Company valued the non-cash financing fee in accordance with SFAS No. 123, which resulted in the recording of original issue discounts and financing fees of $1,665,000. At the time of the repayment of the outstanding balance due under the Line of Credit, the Company had amortized $666,000 of the fees. The remaining fees of $999,000 are reflected as an extraordinary item in the accompanying statement of operations for the year ended December 31, 1997.

     (b)  JUNE CONVERTIBLE FINANCING

          On June 13, 1997, the Company arranged a three-year $7.5 million debt and convertible equity facility (the "June Financing") with a group of investment funds (the "Funds"). The Company issued and sold to the Funds the following securities pursuant to the Securities Purchase Agreement, dated as of June 13, 1997 (the "Agreement"), among the Company and the Funds: (i) 8.25% unsecured convertible notes (the "Notes") in the aggregate principal amount of $7,500,000 with a maturity date of three years from the date of issuance, subject to the mandatory automatic exchange of $5 million of the Notes for preferred stock, par value $.01 per share (the "Preferred Stock"), which Notes are convertible into shares of common stock (the "Note Conversion Shares") at any time and from time to time commencing January 1, 1998 at the option of the holder thereof subject to certain limitations on conversion set forth in the Agreement; (ii) 93,677 shares of common stock subject to adjustment (the "Grant Shares"); and (iii) five-year warrants (the "June Warrants") to purchase 100,000 shares of common stock (the "Warrant Shares") at an exercise price equal to $10.675. The Warrants are redeemable commencing October 1, 1998 at a redemption price equal to $.10 per share, subject to adjustment based on a 20-day minimum closing bid price of the Company's common stock. The net proceeds to the Company from the sale of the Notes, Grant Shares and June Warrants was $7,236,938. In addition, the Company issued 14,052 shares (the "IPO Underwriters Shares") of common stock to the underwriter in the Company's initial public offering as a fee for services rendered in connection with the transactions contemplated by the Agreement.

          Pursuant to the Agreement, the Company was required to issue additional Grant Shares (the "Additional Grant Shares") to the Funds in the event that the closing bid price of the Company's common stock for each trading day during any consecutive 10 trading days from June 13, 1997 through December 31, 1997 did not equal at least $10.00 per share. The Company issued 180,296 Additional Grant Shares during the fourth quarter of 1997.

          Interest payments on the Notes are, at the option of the Company, payable in cash or in shares of common stock. During 1997 the Company issued an aggregate of 65,671 shares (the "Interest Shares") for payment of interest due of $333,758.

          On February 6, 1998 $6 million principal amount of outstanding Notes was converted into 6,000 shares of Preferred Stock (the "First Amendment"). The Preferred Stock has a liquidation preference of $1,000 per share and is senior to the Common Stock with respect to dividends, liquidation and dissolution. Each share of Preferred Stock entitles the holder to an annual dividend of 8.25%, payable on a quarterly basis, which dividend increases to 18% in certain situations as specified in the Amended Certificate of Designation with respect to the Preferred Stock. Holders of the shares of Preferred Stock do not have voting rights, except upon the occurrence of certain events that would affect the preferences and rights of the Preferred Stock. Each share of Preferred Stock is convertible into Common Stock at the lesser of; (i) $6.00 per share of Common Stock or (ii) a discount ranging from 15% to 22.5% of the market price of Common Stock at the time of conversion; in certain circumstances, the conversion price may be as low as 50% of the market price of the Common Stock at the time of conversion. The Preferred STock is redeemable by the Company at any time at its option. In addition, the holder of a majority of the outstanding Preferred Stock have the right to appoint one director to the Company's Board of Directors, through they had not named such director at March 30, 1998.

          The Board of Directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of Preferred Stock.

          The remaining $1.5 million of outstanding Notes held by the Funds have become secured debt pursuant to a Security Agreement, dated as of February 6, 1998 (the "Security Agreement"), between the Company and H.W. Partners, L.P., as agent for and representative of the Funds. With respect to such $1.5 million in outstanding Notes, the Funds have been granted a security interest in the collateral described in the Security Agreement, which includes all of the Company's unrestricted cash deposit accounts, accounts receivable, inventory and equipment and fixtures excluding the vans.

          The Company has issued to the Funds an aggregate of 200,000 warrants (the "New Warrants"), each to purchase one share of Common Stock (collectively, the "New Warrant Shares") at an exercise price equal to $4.00 per share. The New Warrants are exercisable through December 2002 and are redeemable at the option of the Company, commencing January 1, 2000, based on a 20-day minimum closing bid price of the Company's common stock, at a redemption price equal to $.10 per share. The New Warrants also contain a "cashless exercise" feature.

          The issuance of the Grant Shares, June Warrants, IPO Underwriters Shares and the New Warrants resulted in the recording of financing costs of $2,720,511. Additionally, the Company paid financing costs of $340,000 in connection with the Agreement. As $5 million of the Notes were automatically convertible to Preferred Stock as of January 1, 1998, the total financing fees incurred were allocated to equity and debt costs on a pro rata basis consistent with the portion of the Notes subject to the automatic conversion feature. The entire cost of the financing has been recorded as a reduction of the carrying value of the Notes, while the portion of the financing fees attributable to debt costs are recorded as an original issue discount and are being amortized using a method which approximates the interest method over the term of the Notes. The remaining cost of the financing will be reflected as an equity financing cost in 1998 upon automatic conversion of the Notes in 1998.

          On March 16, 1998, the Company sold an additional 1,550 shares of Preferred Stock to the Funds in exchange for non-marketable securities with an aggregate fair value of $1,550,000 (See note 5(b)). The securities consist of warrants to acquire common shares of various publicly traded companies and the fair value has been determined using the Black Scholes model. In connection therewith, the Funds as the holders of the majority of the outstanding Preferred Stock obtained the right to appoint one director to the Company's Board of Directors, though they had not named such directors as of April 3, 1998.

          As a condition to the consummation of the Marion Equity Financing (see
          Note 5c), the Company entered into the Agreement and Second Amendment to Bridge Securities Purchase Agreement and Related Documents (the "Second Amendment"), dated March 27, 1998, among the Company and the

          Funds. Pursuant to the Second Amendment, the Funds agreed that they would not convert, prior to December 31, 1998, any shares of Preferred Stock or any principal amount of the Notes into shares of Common Stock, unless a "Material Transaction" (defined as a change of control of the Company, a transfer of all or substantially all of the Company's assets or a merger of the Company into another entity) has occurred. Further, the Funds agreed that they would not, prior to March 31, 1999, publicly sell any shares of Common Stock owned or acquired by the Funds, unless a Material Transaction has occurred; the Funds are permitted, after June 30, 1998 and subject to the Company's right of first refusal, to privately sell any shares of Common Stock that they own or acquire, provided the purchaser agrees in writing to be bound by the same resale restrictions.

          The Funds have granted to the Company an option to redeem the Preferred Stock and the Notes owned by the Funds as follows: (i) up to $2,500,000 principal amount may be redeemed on or before April 30, 1998; (ii) an additional $2,500,000 principal amount may be redeemed on or before May 31, 1998; and (iii) an additional $2,500,000 principal amount may be redeemed from and after June 1, 1998. If the date that the Company redeems such Preferred Stock and Notes is on or before June 30, 1998, the redemption price will be 80% of the principal amount outstanding of the Notes being redeemed or 80% of the liquidation preference of the Preferred Stock being redeemed, plus accrued interest and dividends in the event that all of the Preferred Stock and Notes owned by the Funds are not redeemed by June 30, 1998. If the redemption of the Notes and Preferred Stock is after June 30, 1998 but on or before December 31, 1998, the 80% referred to in the preceding sentence shall increase by 2% per month, up to 90% in December 1998. If the redemption of the Notes and Preferred Stock occurs after December 31, 1998, the redemption price shall be as provided in the original agreement between the Company and the Funds. The Company is required to redeem all of the Preferred Stock outstanding prior to redemption of any of the Notes. In addition, the Funds have granted to the Company and to Marion (Note 5c) an option to acquire, on or before March 31, 1999, all of the shares of Common Stock owned by the Funds.

          In connection with the Second Amendment, the funds received 100,000 shares of Common Stock, as well as the right to receive 200,000 additional shares of Common Stock in the event that all of the Preferred Stock and Notes owned by the Funds have not been redeemed by the Company by June 30, 1998. Further, the exercise price of the June Warrants has been reduced from $10.675 per share to $3.25 per share and the exercise price of the New Warrants has been reduced from $4.00 per share to $3.25 per share. The Company has agreed to register all of such shares of Common Stock
          (including the shares underlying warrants) under the Securities Act of 1933, as amended.

     (c)  MARION EQUITY FINANCING

          In March 1998, the Company entered into a Purchase Agreement (the "Marion Agreement") with Marion Interglobal, Ltd., an investment group ("Marion"). The Marion Agreement calls for the Company to receive up to $11,000,000 from Marion in exchange for shares of Common Stock as explained herein. Pursuant to the Marion Agreement, the purchase of Common Stock is to occur in three tranches as follows: (i) on March 27, 1998 the Company sold to Marion 1,200,000 shares of Common Stock for an aggregate consideration of $3,000,000; $1,500,000 of the $3,000,000 has been funded, with the remaining $1,500,000 to be funded on the business day after the Company's registration statement with respect to the shares sold to Marion has been declared effective by the Securities and Exchange Commission; (ii) sixty days following the registration of all the underlying shares of Common Stock under the Marion Agreement, the Company will sell to Marion 800,000 shares of Common Stock for an aggregate consideration of $2,000,000; and
          (iii) on or prior to September 30, 1998 the Company shall sell a number of shares of Common Stock (to be determined by when the closing occurs, which would range from 2,666,667 shares to 3,200,000 shares) for an aggregate consideration of $6,000,000. The third tranche is contingent on Marion's satisfaction that the Company has met or exceeded the financial targets expected by Marion, in its sole discretion. The Company has agreed to use the $6,000,000 in proceeds from the third tranche to redeem the Notes and Preferred Stock issued in the June Financing. The issuance and sale of 1,400,000 shares of Common Stock in the first tranche and all of the shares to be issued in the second tranche to Marion, is subject to approval by the Company's stockholders. The Company will pay transaction fees to Marion upon completion of each tranche as follows: (i) 1,200,000 shares of Common Stock for the first $3,000,000 tranche; (ii) 800,000 shares of Common Stock for the second $2,000,000 tranche; and (iii) no additional fee for the completion of the third tranche.

          Further, upon the consummation of the second tranche of the Marion Agreement, Mr. Alan Lubell, Chairman of the Board of the Company, has agreed to transfer to Marion 250,000 shares of Common Stock, which shares are required to be registered under the Securities Act of 1933, as amended.


          In addition, if the third tranche of the aforementioned financing is completed, then until March 30, 2001, the Company is required to obtain the prior written consent of Marion before the consummation of any additional financing transaction except for any credit facilities or lines of credit with lenders or equipment financing arrangements. Further, the Company may not redeem the warrants issued in the initial public offering (the "IPO Warrants") without the prior written consent of Marion.

          As a condition to the consummation of this equity financing, the Company renegotiated the terms of its outstanding Notes and Preferred Stock with the Funds (see June Convertible Financing and
          Note 5b for details).

     (d)  EQUIPMENT LOANS

          In August 1997, the Company entered into an equipment financing facility whereby the Company will be provided with up to $2.5
          million in financing by September 1998.   The facility provides the
          Company with equipment financing of $100,000 for each of its next 25 vans, each of which is anticipated to cost approximately $150,000. The Company has drawn on $800,000 of the facility to finance eight vans purchased in May 1997. The outstanding balance bears interest at the rate of 11.62% and is payable in 36 consecutive monthly payments of $25,328 which commenced in August 1997, followed by one balloon payment of $47,040. The Company has pledged to Vision a certificate of deposit in the aggregate amount of $200,000 in connection with the financing of the first eight vans which is included in investments-restricted in the accompanying December 31, 1997 balance sheet. Future payments under the facility are as follows:


               For the year ended December 31,
                1998                                  $ 303,936
                1999                                    303,936
                2000                                    199,008
                                                      ---------
                                                        806,880
               Less amount representing interest        (96,615)
                                                      ---------
               Present value payments                   710,265
               Less current portion                    (234,985)
                                                      ---------
               Non current portion                    $ 475,280
                                                      =========


          In connection with the Equipment Financing, the Company issued warrants to purchase 75,000 shares of the Company's common stock at a price per share of $10.00 (subject to adjustment in certain circumstances) at any time prior to August 20, 2000. The fair value of the warrants ($178,980) was recorded as an original issue discount and is being amortized using a method which approximates the interest method over the term of the equipment financing. The unamortized portion of the original issue discount is $159,099 at December 31, 1997.

          The Company acquired certain fixed assets under leases totaling $913,170, which are accounted for as capital leases. As a condition of the leases the Company is required, throughout the term of the leases, to post letters of credit in the aggregate amount of $538,902 for collateral on the leases. The letters of credit were issued from the Company's bank and the Company pledged one of its investment funds with a balance of $612,719 as security, which is included in investments-restricted in the accompanying December 31, 1997 balance sheet. Future minimum lease payments under capital lease obligations together with the present value of the net minimum lease payments as of December 31, 1997 are as follows:


               For the year ended December 31,
                1998                                            $ 353,172
                1999                                              348,992
                2000                                               16,706
                                                                ---------
               Minimum lease payments                             718,870
               Less amount representing interest                  (67,833)
                                                                ---------
               Present value of net minimum lease payments        651,037
               Less current portion                              (305,279)
                                                                ---------
               Non current portion                              $ 345,758
                                                                =========


     (e)  FINANCING FEES

          In October, November and December of 1997 two companies provided consulting services to the Company in an attempt to identify financing sources. One of the companies, in exchange for its services, received 270,000 shares of the Company's common stock at an exercise price of $7.50 per share, with a fair market value of $1,000,000, which is included in financing fees in the accompanying 1997 statement of operations. The other company, in exchange for its services, received 10,548 options to purchase the Company's common stock, with a fair market value of $36,000, which is included in financing fees in the accompanying 1997 statement of operations.

          During 1997 the Company incurred miscellaneous cash financing expenses of $13,049 in connection with its financing activities.

     (f)  BANK BORROWINGS

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

(6)  COMMON STOCK

          Prior to its initial public offering, in March 1996, the Company's Board of Directors eliminated the Class A and B designation of its common stock and declared a recapitalization effective

          May 1996, whereby .488268 of a share and 4882.68 shares of common stock with a par value of $.01 per share were issued for each Class A and Class B share, respectively, of common stock outstanding on that date. In addition, options to purchase Class A common stock were converted into the right to purchase .5831847 shares of common stock. All share and per share information related to shares issued prior to the recapitalization have been restated to reflect the recapitalization.

          In April 1996, three shareholders transferred an aggregate of 300,000 shares of common stock to Greg Norman, upon his exercise of an option granted to him pursuant to the terms of the Shareholders Agreement and Greg Norman License (see note 9a). The fair value of the option granted to Greg Norman of $600,000 has been recorded as non-cash compensation expense in the accompanying 1996 statement of operations.

          To generate funds to develop the Company's products and commence its planned primary business activities in May 1996 the Company raised $965,000, net of expenses, from the sale of 22 units, in a private placement for $50,000 per unit, each unit consisting of an 8% unsecured promissory note in the principal amount of $50,000 and 10,000 shares of the Company's common stock. The promissory notes ($1,100,000) were repaid upon consummation of the Company's initial public offering (IPO) in July 1996.

          In the July 1996 IPO, the Company sold 1,395,000 shares of common stock and 1,495,000 redeemable warrants (the "IPO Warrants") to the public. The IPO Warrants are exercisable and grant the holder the right to purchase one share of Common Stock at a price of $5.00 per share, subject to adjustment in certain circumstances. The IPO Warrants are redeemable by the Company, upon the consent of the IPO underwriter, at a price of $.10 per Warrant, and subject to the terms set forth therein. In the event that the Company calls the IPO Warrants for redemption, it will be economically advantageous for the warrant holders to exercise the IPO Warrants, resulting in the issuance by the Company of up to 1,495,000 additional shares of Common Stock. As of December 31, 1997, none of the warrants issued in connection with the Company's IPO have been exercised. Net proceeds from the IPO were $5,511,849. In addition, the Company issued to the IPO underwriters 260,000 warrants to purchase Common Stock at a price of $6.90 per share.

          A summary of Common Stock reserved for potential future issuances as of December 31, 1997 is as follows:


          IPO warrants at $5.00 per share (Note 6)                    1,495,000
          Stock option plan for officers, directors, employees
               and consultants (Note 8)                                 912,871
          Warrants issued in connection with June Financing,
               100,000 at $3.25 per share and 200,000 at $4.00
               per share (Note 5b)                                      300,000
          Employment agreement options at $5.00 per share (Note 9b)     250,000
          Warrants issued in connection with March Bridge
               Financing at $10.00 per share (Note 5a)                  100,000
          Equipment financing warrants at $10.00 per share
               (Note 5d)                                                 75,000
          Options granted to Greg Norman at $10.00 per share
               (Note 9a)                                                 25,000
          Options granted for consulting services at $7.50 per
               share (Note 5e)                                           10,548
                                                                      ---------
                                                                      3,168,419
                                                                      =========


(7)  INCOME TAXES

          As of December 31, 1996 and December 31, 1997, the Company had approximately $1,075,000 and $5,011,000, respectively, of net deferred tax assets resulting primarily from net operating loss carryforwards. Due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred assets have been fully reserved as of December 31, 1996 and 1997.

          As of December 31, 1997 the Company's net operating loss carryforward is approximately $13,618,223 and expires as follows:


                         2011                     $ 3,067,406
                         2012                      10,550,817
                                                  -----------
                                                  $13,618,223
                                                  ===========


(8)  STOCK OPTION PLAN

          In April 1996, the Company adopted the 1996 Stock Option Plan (the "Plan"), which provides for the granting to directors, officers, key employees and consultants the greater of 800,000 shares of common stock (reduced by the number of options which may be granted to two executive officers pursuant to their employment agreements) or 12% of the aggregate number of the Company's common stock outstanding, whichever is greater. Grants of options may be incentive stock options (to a maximum of 300,000) or non-qualified stock options and will be at such exercise prices, in such amounts, and upon such terms and conditions, as determined by the compensation committee of the board of directors. The term of any option may not exceed ten years (unless granted as an incentive stock option to a 10% or more stockholder, which terms may not exceed five years). In February of 1997, the Plan was amended to increase the number of shares reserved for issuance to the greater of 1,200,000 or 12% of the Company's common stock outstanding and to include a provision allowing the compensation committee to issue options under the Plan at below fair market value.

          The Plan also provides for the automatic grant of 5,000 non-qualified stock options upon commencement of service of a non-employee director and 2,500 options per year per director thereafter. The exercise price of the option may not be less than 100% of the market value of the Company's common stock at the time of grant. Such options vest one-third on the date of the grant and one-third on the first two anniversary dates and have a term of five years.

          The Company applies APB Opinion No. 25 in accounting for its Plan. Had the Company determined compensation cost based on fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1996 and 1997 would have increased to $3,579,469 and $.94 and $12,575,665 and $2.64, respectively.

     Stock option activity during the periods is indicated as follows:


                                                            Weighted Average
                                   Number of Shares         Exercise Price
                                   ----------------         --------------

     Balance at January 1, 1996            177,871          $5.00
               Granted                     787,871          $5.00
               Forfeited                  (177,871)         $5.00
                                          --------          -----
     Balance at December 31, 1996          787,871          $5.00
               Granted                     223,548          $7.07
               Exercised                   (25,000)         $5.12
               Forfeited                   (38,000)         $5.75
                                          --------          -----
     Balance at December 31, 1997          948,419          $5.46
                                          ========          =====


     At December 31, 1996 and December 31, 1997, 287,871 and 504,124 options were exercisable, respectively.

     At December 31, 1997, the weighted average exercise price and weighted-average remaining contractual life of outstanding options was as follows:

                                 Outstanding               Exercisable
                            -----------------------    -------------------
                                        Weighted-
                            Weighted    Average                  Weighted-
                            Average     Remaining                Average
     Exercise               Exercise    Contractual              Exercise
      Price       Shares    Price       Life           Shares    Price
     --------     ------    --------    -----------    ------    ---------
   $5.00- 5.75    873,871   $ 5.10      5.70           466,908   $ 5.00
      7.50         10,548     7.50      4.50            10,548     7.50
   10.00-10.75     64,000    10.06      6.34            26,668    10.05
                  -------                              -------
    5.00-10.75    948,419     5.46      5.73           504,124     5.16
                  =======                              =======


          The fair value of each option grant is estimated on the date of grant using an option pricing model with the following assumptions used for grants in 1996 and 1997: risk free interest rate of 6.3%; expected lives of 2.5 to 5 years; and expected volitility of 70%. The fair value of options granted during 1996 and 1997 were $2.61 and $3.99 per share or $2,057,388 and $892,139, respectively.


(9)  COMMITMENTS AND CONTINGENCIES

     (a)  LICENSE AGREEMENT

          Effective March 1, 1995 the Company entered into a license agreement (the "Norman Agreement") with Greg Norman, a professional golfer, and Great White Shark Enterprises, Inc. ("Great White Shark"), pursuant to which the Company was granted a worldwide license to use Mr. Norman's name, likeness, endorsement and certain trademarks in connection with the production and promotion of the Company's products. Mr. Norman will receive guaranteed minimum payments against royalties of 8% of all net revenues, as defined, derived from the sale of ONE-ON-ONE videotapes.

          As of June 3, 1997, the Company, Mr. Norman and Great White Shark executed an amendment (the "Amendment") to the Norman Agreement. Mr. Norman, Great White Shark and the Company agreed to restructure the terms of the guaranteed minimum payments due to Mr. Norman under the Agreement by: (i) altering the payments such that Mr. Norman will receive 102,000 in shares of the Company's common stock; (ii) changing the schedule of the payments such that they will be paid to Mr. Norman over a period of time from January 1998 through April 2000; and (iii) granting to Mr. Norman 25,000 options to purchase shares of Common Stock. Such options are exercisable at a price of $10.00 per share, vest immediately and are exercisable at Norman's discretion at any time prior to their expiration on June 30, 2000. The Company recorded a non-cash marketing expense of $93,132 related to the options.

          The Amendment restructures the payments to Norman as follows:


                                                            Shares of
            For the year ended December 31,    Cash        Common Stock
            ------------------------------   ----------     ------------

                    1997                     $  600,000          -
                    1998                        700,000        30,000
                    1999                      1,200,000        48,000
                    2000                        480,000        24,000
                                             ----------       -------
                                             $2,980,000       102,000
                                             ==========       =======


          Through December 31, 1996 and 1997, the Company made payments to Mr. Norman amounting to $300,000 each year. These payments are presented in the accompanying 1996 balance sheet as prepaid expenses-advance royalties. In 1997 the Company expensed $250,000 of these payments, which is included in the 1997 statement of operations as a cost of sales, of the total $600,000 paid to date and the remaining $350,000 is included in the accompanying 1997 balance sheet as prepaid expenses-advance royalties.

          After the initial term, which ends on June 30, 2000, the Company has the option to renew the Agreement for two additional five-year periods (each five-year period, a "Renewal Term"). The guaranteed fee to Norman in the first year of the first Renewal Term will be $1,300,000, increasing by $100,000 each successive year thereafter. All such fees will be payable in cash in equal quarterly installments.

     (b)  EMPLOYMENT AGREEMENTS

          The Company entered into employment agreements with six executive employees expiring through December 1998 which provide for aggregate minimum annual compensation of approximately $673,333 in 1997, and $665,000 in 1998. The agreements are automatically renewed for additional one-year periods unless the Company or the employees provide timely notice of termination. The agreements also provide for bonuses and severance payments ranging from three to twelve months. In addition, two of the employment agreements provide for options for each employee to purchase an aggregate of up to 250,000 shares of common stock, at an exercise price per share equal to the IPO price of $5.00 per share, which was the per share price at the date of grant. Such options have a vesting term of five years, subject to acceleration if the trading price of the common stock reaches certain thresholds. The original option agreement contained an error in that it did not include a provision for the options to vest in five years. Such error was corrected by revisions to the option agreements dated April 3, 1997.

          Upon the termination of an employee the 25,000 options to purchase the Company's common stock that were granted to the employee were cancelled. Pursuant to a severance agreement, these option were reissued and the fair market value of $150,125 was included in non-cash stock compensation expense in the accompanying 1997 statement of operations.

     (c)  SIGNIFICANT AND CONTINUING LOSSES

          For the period from July 15, 1994 (inception) to December 31, 1997, the Company incurred a cumulative net loss of $13,618,223. The Company believes that it will incur continuing losses until, at the earliest, the Company generates sufficient revenues to offset the substantial up-front capital expenditures and operating costs associated with commercializing its products.

     (d)  NEED FOR ADDITIONAL FINANCING

          The Company recently entered into a purchase agreement with Marion Interglobal, Ltd. ("Marion"), for additional financing as detailed more fully in Note 5(c). The continued implementation of the Company's business plan will require capital resources that will be available to the Company only upon the completion of the first and second tranches of the aforementioned financing. There can be no assurance that the conditions necessary for the completion of these tranches will occur.

     (e)  UNCERTAINTY OF PROPOSED PLAN OF OPERATION

          The Company's plan of operation and prospects are largely dependent upon the Company's ability to successfully hire and retain skilled technical, marketing and other personnel, establish and maintain satisfactory relationships with those who arrange golf events, successfully develop, equip and operate ONE-ON-ONE vans on a timely and cost effective basis and achieve significant market acceptance for its products. There can be no assurance that the Company will be able to continue to implement its business plan or that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in its implementation.

(10) PRO FORMA PRESENTATION OF STOCKHOLDERS' EQUITY (DEFICIT)-UNAUDITED

          At December 31, 1997 the Company had a stockholders' deficit of $1,137,662. On February 6, 1998 the Company entered into the First Amendment relating to its June Convertible Financing with the Funds. Pursuant to the First Amendment, the Funds converted, as of December 31, 1997, $6 million aggregate principal amount of the Notes, net of financing costs of $2,178,942, into shares of Preferred Stock (See Note 5(b)).

          On March 16, 1998, the Funds purchased an additional 1,550 shares of Preferred Stock in exchange for marketable securities with an aggregate value of $1,550,000.

          In addition, in March 1998, the Company entered into the Marion Agreement. The

          Marion Agreement is detailed in Note 5(c).

          On a pro forma basis, assuming the June Financing (including the First Amendment) and the Preferred Stock and the $1,500,000 payment from the first tranche of the Marion Agreement had occurred on December 31, 1997, the Company would have recorded stockholders' equity (net of expenses) of $5,483,396.

          On a pro forma basis, assuming the June Financing (including the First Amendment) and the Preferred Stock and the $1,500,000 payment from the first tranche of the Marion Agreement had occurred on January 1, 1997, basic and diluted earnings per share for the year ended December 31, 1997 would have been $1.83 per share.

           Determined as follows:


                   Net Loss                                     $10,755,570
                   Preferred Stock Dividend                         355,869
                                                                -----------

                   Net Loss Applicable to
                      Common Stockholders                       $11,111,439
                                                                ===========

                   Weighted Shares Outstanding
                      As Reported                                 4,758,605

                   Additional Common Shares
                      Issued                                      1,300,000
                                                                -----------
                                                                  6,058,605
                                                                ===========

          If the balance of the first tranche and second and third tranches of the Marion Agreement had also occurred prior to December 31, 1997 the Company's stockholders' equity would have increased by approximately $3,075,000 for a total stockholders' equity of $8,508,396.

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

3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.1 Form of Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.2 Form of Specimen Redeemable Warrant Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.3 Form of Warrant Agreement between the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.4 Form of Warrant among American Stock Transfer & Trust Company, the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.5 Form of Warrant Certificate issued to investors in the March 1997 Bridge Financing (Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24675) filed April 7, 1997)

4.6 Form of Common Stock Purchase Warrant issued to investors in the June 1997 Bridge Financing (Incorporated by reference to Exhibit
          99.4 to the Registrant's Current Report on Form 8-K filed June 23,
          1997)

4.7 Form of Convertible Note issued to investors in the June 1997 Bridge Financing (Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

4.8 Form of Common Stock Purchase Warrant issued to Vision Financial Group, Inc. (Incorporated by reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB filed November 14,
          1997)

4.9 Form of Common Stock Purchase Warrant issued to investors in the June 1997 Bridge Financing in connection with the amendment to such financing (Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed February 9, 1998)

10.1 License Agreement, dated March 1, 1995, between Great White Shark Enterprises, Inc. and the Company, as supplemented (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

10.2 Amendment to License Agreement, dated as of June 3, 1997, by and among the Company, Greg Norman and Great White Shark Enterprises, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed June 27, 1997)

10.3* Employment Agreement, dated as of January 1, 1996, between Earl Takefman and the Company (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2
          (Registration No. 333-5193) effective July 24, 1996)

10.4* Employment Agreement, dated as of January 1, 1996, between Alan Lubell and the Company (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2
          (Registration No. 333-5193) effective July 24, 1996)

10.5* Employment Agreement, dated as of May 1, 1996, between Thomas S. Peters and the Company (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2
          (Registration No. 333-5193) effective July 24, 1996)

10.6 License Agreement, dated as of November 1, 1996, between the Company and Visual Edge Systems (Australia) Pty. Ltd. (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

10.7 Form of Consulting Agreement between the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

10.8* Amended and Restated 1996 Stock Option Plan (Incorporated by reference to the Company's 1996 definitive Proxy Statement)

10.9* Employment Agreement, dated as of June 1, 1996, between the Company and Richard Parker (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

10.10 Assignment, dated April 19, 1996 from Thomas S. Peters to the Company (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

10.11 Share and Warrant Purchase Agreement, dated as of February 27, 1997, between the Company and Status-One Investments Inc. (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24675) filed April 7, 1997)

10.12 Bridge Securities Purchase Agreement, dated as of June 13, 1997, among the Company and Infinity Investors Limited, Infinity Emerging Opportunities Limited, Sandera Partners, L.P. and Lion Capital Partners, L.P. (collectively with their transferees, the "Funds") (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

10.13 Registration Rights Agreement, dated as of June 13, 1997, among the Company and the Funds (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

10.14 Amended and Restated Guarantee and Agreement, dated as of December 18, 1997, between the Company and Cadillac Motor Car Division of General Motors Corporation (Incorporated by reference to Exhibit
          99.1 to the Registrant's Current Report on Form 8-K filed December 30, 1997)

10.15 First Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of December 31, 1997, among the Company and the Funds (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed February 9, 1998)

10.16 Purchase Agreement, dated as of March 27, 1998, among the Company and Marion Interglobal, LTD. (Incorporated by reference to Exhibit
          99.1 to the Registrant's Current Report on Form 8-K filed April 7,
          1998)

10.17 Registration Rights Agreement, dated as of March 27, 1998, among the Company and Marion Interglobal, LTD. (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed April 7, 1998)

10.18 Second Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of March 27, 1998, among the Company and the Funds (Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed April 7, 1998)

16 Letter, dated November 14, 1997, from KPMG Peat Marwick LLP to the Securities and Exchange (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K/A filed November 19,
          1997)

24        Power of Attorney (included with the signature page hereof)

27**      Financial Data Schedule

          * Designates management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

          ** Filed herewith.

          (b)Reports on Form 8-K

          During the last quarter of the fiscal year ended December 31, 1997, the Company filed Current Reports on Form 8-K on November 14, 1997 (as amended on November 19, 1997) and December 30, 1997.

                                      SIGNATURES


In accordance with the Section 13 or 15(d) of the Securities Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VISUAL EDGE SYSTEMS INC.



                                        /s/ Earl T. Takefman
                                        ----------------------------------------
                                        Earl T. Takefman
March __, 1998                          Chief Executive Officer




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

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                CAPACITY IN WHICH SIGNED                DATE
---------                ------------------------                ----

/s/ Earl Takefman        Director, Chief Executive Officer       March 31, 1998
---------------------    (Principal Executive Officer)
Earl Takefman

/s/ Melissa Forzly       Chief Financial (Principal Financial    March 31, 1998
---------------------    and Accounting Officer)
Melissa Forzly

/s/ Alan Lubell          Chairman of the Board                   March 31, 1998
---------------------
Alan Lubell

/s/ Eddie Einhorn        Director                                March 31, 1998
---------------------
Eddie Einhorn

/s/ Mark Hershhorn       Director                                March 31, 1998
---------------------
Mark Hershhorn

/s/ Beryl Artz           Director                                March 31, 1998
---------------------
Beryl Artz

/s/ Richard Parker       Director                                March 31, 1998
---------------------
Richard Parker