Form 10QSB
period 1998-03-31
VISUAL EDGE SYSTEMS INC
filed 1998-05-14
CIK 1015172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  UNITED STATES

                                   Form 10-QSB

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

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

                     Yes   X                No
                        -------               -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of May 11, 1998, the registrant had 7,979,648 shares of common stock and 2,230,000 redeemable warrants outstanding, of which 1,495,000 are publicly traded.

                            VISUAL EDGE SYSTEMS INC.

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Balance Sheets                                                                 3
         March 31, 1998 and December 31, 1997
        Statements of Operations                                                       4
         Three Months Ended March 31, 1998 and 1997
        Statements of Cash Flows                                                       5
         Three Months Ended March 31, 1998 and 1997
        Statements of Changes in Stockholders' Equity for the Quarter Ended
         March 31, 1998 and the Year Ended December 31, 1997                           6
        Notes to Financial Statements                                               7-12

Item 2. Management's Discussion and Analysis of Financial Condition and            13-15
         Results of  Operation

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                             16

Item 2. Changes in Securities                                                      16-17

Item 3. Defaults Upon Senior Securities                                               17

Item 4. Submission to Matters to a Vote of Security Holders                           17

Item 5. Other Information                                                             17

Item 6. Exhibits and Reports on Form 8-K                                           18-21

        Signatures                                                                    22


                            VISUAL EDGE SYSTEMS INC.
                                 BALANCE SHEETS


                                                                             March 31, 1998
                                                     December 31, 1997         (unaudited)
                                                     -----------------      ---------------
Assets
Current Assets:
 Cash and Cash Equivalents                              $     224,429        $    318,171
 Short-Term Investments                                     1,080,000              30,000
 Accounts Receivable                                           23,917              61,228
 Inventory                                                     72,771              94,627
 Prepaid Expenses - Advance Royalties                         350,000             451,600
 Subscription Receivable (Note 3(b))                               --           3,000,000
 Other Current Assets                                         217,225             125,872
                                                        --------------       -------------
  Total Current Assets                                      1,968,342           4,081,498

Fixed Assets, net                                           2,632,826           2,540,201
Non-marketable Securites (Note 3(a))                               --           1,550,000
Intangible Assets, net                                        286,986             255,344
Other Assets                                                      449                 519
Investments-Restricted (Note 3(c))                            812,719             820,307
                                                        --------------       -------------
  Total Assets                                          $   5,701,322        $  9,247,869
                                                        --------------       -------------
                                                        --------------       -------------
Liabilities and Stockholders' Equity  (Deficit)
Current liabilities:
 Accounts Payable                                       $    344,884         $    392,678
 Accrued Expenses                                            173,605              436,493
 Other Current Liabilities                                   121,266              391,069
 Current Maturities of  Equipment Loans                      540,264              540,264
                                                        --------------       -------------
  Total Current Liabilities                                1,180,019            1,760,504
Equipment  Loans                                             661,939              563,067
Convertible Debt                                           4,997,026            1,200,056
                                                        --------------       -------------
  Total Liabilities                                        6,838,984            3,523,627
                                                        --------------       -------------

  Commitments and Contingencies (Notes 4 and 5)

Preferred Stock Pending Redemption 1,550 shares
  issued and outstanding at March 31, 1998 (Note 3(a))             -            1,550,000
                                                        --------------       -------------

Stockholders' Equity (Deficit):
Preferred Stock, $.01 par value, 5,000,000 shares
  authorized, none issued and outstanding at
  December 31, 1997 and 6,000 shares issued and
  outstanding at March 31, 1998                          $          -       $   4,895,000

Common Stock, $.01 par value, 20,000,000 shares
  authorized, 5,316,696 shares issued and outstanding
  at December 31, 1997 and 7,865,792 issued and
  outstanding at March 31, 1998                                53,167              78,658

Additional Paid in Capital                                 12,427,394          14,379,015
Accumulated Deficit                                       (13,618,223)        (15,178,431)
                                                        --------------       -------------
  Total Stockholders' Equity (Deficit)                     (1,137,662)          4,174,242
                                                        --------------       -------------
 Total Liabilities & Stockholders' Equity (Deficit)      $  5,701,322        $  9,247,869
                                                        --------------       -------------
                                                        --------------       -------------


The accompanying notes are an integral part of these financial statements.

                               VISUAL EDGE SYSTEMS
                             STATEMENT OF OPERATIONS
                                   (unaudited)




                                                          Three Months Ended
                                                              March 31,
                                                  -----------------------------
                                                        1997          1998
                                                  ------------    -------------
Sales                                             $    199,736    $     234,006

Cost of Sales                                          229,117          416,575
                                                  ------------    -------------
Gross Loss                                             (29,381)        (182,569)
                                                  ------------    -------------
Operating Expenses:
 General and Administrative                            559,341          742,585
 Selling and Marketing                                 190,063          292,920
 Financing Fees                                        125,000           55,117
 Non-cash Stock Compensation Expense                   150,125             --
                                                  ------------     ------------
  Total Operating Expenses                           1,024,529        1,090,622
                                                  ------------    -------------
  Operating Loss                                    (1,053,910)      (1,273,191)
                                                  ------------    -------------
Other (Income) Expenses:
  Interest Income                                      (32,176)         (46,385)
  Interest Expense                                       3,705           64,314
  Amortization of Deferred Financing Fees                   --           24,088
                                                  ------------    -------------
   Total Other (Income) Expenses                       (28,471)          42,017
                                                  ------------    -------------
   Net Loss                                         (1,025,439)      (1,315,208)

  Preferred Stock embedded dividend                         --         (245,000)
                                                  ------------    -------------

  Net Loss available to common shareholders       $ (1,025,439)   $  (1,560,208)
                                                  ------------    -------------
                                                  ------------    -------------

  Net Loss per Share, basic and diluted:          $      (0.25)   $       (0.29)
                                                  ------------    -------------
                                                  ------------    -------------
Weighted average common shares outstanding           4,158,333        5,427,807
                                                  ------------    -------------
                                                  ------------    -------------



The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               For the three months ended
                                                                                       March 31,
                                                                               --------------------------
                                                                                  1997            1998
                                                                               -----------    ------------
Operating activities:
Net loss                                                                       $(1,025,438)   $(1,315,208)
Adjustments to reconcile net loss to net cash used in operating acitivities:
 Extraordinary Item
 Non-cash stock compensation expense                                               150,125           --
 Non-cash financing expenses                                                       125,000         25,117
 Non-cash interest expenses                                                           --           30,937
 Depreciation and amortization                                                      48,615        219,732
 Amortization of deferred financing expenses                                          --           24,088
 Changes in assets and liabilities:
   Increase in accounts receivable                                                 (79,653)       (37,311)
   Increase in other current assets                                                (14,760)        91,353
   Increase in prepaid expense - advance royalties                                (150,000)      (101,600)
   Increase in inventory                                                              (200)       (21,856)
   Increase in other assets                                                           --           (7,658)
   Increase (decrease) in accounts payable                                        (255,138)        47,794
   Increase (decrease) in accrued expenses                                         199,217         12,888
   Increase in other current liabilities                                             9,098        269,803
                                                                               -----------    ------------
     Net cash used in operating activities                                        (993,134)      (761,921)
                                                                               -----------    ------------
Investing activities:
   Capital expenditures                                                           (674,783)       (95,465)
   Purchases of short-term investments                                            (350,000)          --
   Proceeds from the sale of short-term investments                              1,268,844      1,050,000
                                                                               -----------    ------------
     Net cash used in investing activities                                         244,061        954,535
                                                                               -----------    ------------
Financing activities:
   Repayment of borrowings                                                        (617,126)       (98,872)
   Payments of financing costs                                                  (1,250,000)          --
   Proceeds from borrowings                                                      3,346,125           --
                                                                               -----------    ------------
     Net cash provided by financing activities                                   1,478,998        (98,872)
                                                                               -----------    ------------
     Net increase in cash and cash equivalents                                     729,925         93,742
Cash and cash equivalents at beginning of period                                   233,117        224,429
                                                                               -----------    ------------
Cash and cash equivalents at end of period                                     $   963,042    $   318,171
                                                                               -----------    ------------
                                                                               -----------    ------------
Supplemental schedule of cash related activities:
     Cash paid for interest                                                    $     3,705    $    26,933
                                                                               -----------    ------------
                                                                               -----------    ------------


Supplemental disclosure of non-cash related activities:

- In the first quarter of 1998, the Company, in connection with the Marion Equity Financing, issued shares of common stock and received payment of $3,000,000 after March 31, 1998, which payment was recorded as a subscription receivable on March 31, 1998.

- In the first quarter of 1998, $6,000,000 in principal amount of the Company's convertible debt was converted to preferred stock net of finance costs of $2,178,942.

- In the first quarter of 1998, the Company sold 1,550 shares of redeemable preferred stock in exchange for non-marketable securities valued at $1,550,000.

- In the first quarter of 1998, the Company issued 39,666 shares of common stock for payment of dividends on its preferred stock.

- In the first quarter of 1998, the Company issued 100,000 shares of common stock in connection with the Marion Equity Financing to the holder of the preferred stock.


The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
    For the Year Ended December 31, 1997 and the Quarter Ended March 31, 1998


                                                     Common Stock                        Additional
                                              ------------------------    Preferred        Paid-in      Accumulated
                                                Shares         Amount       Stock          Capital        Deficit        Total
                                              ---------    -----------  ------------    ------------    ------------  ------------
Balance at December 31, 1996                 $4,615,000       $46,150    $        --     $ 6,481,159    $ (2,862,653) $  3,664,656

Common stock issued in connection
 with the March bridge financing                100,000         1,000             --         999,000              --     1,000,000

Warrants issued in connection
 with the March bridge financing                     --            --             --         665,000              --       665,000

Common stock issued in connection
 with the June convertible financing            288,025         2,880             --       1,755,619              --     1,758,499

Warrants issued in connection
 with the June convertible financing                 --            --             --         962,012              --       962,012

Common stock issued by shareholders
 for services                                   270,000         2,700             --         997,300              --     1,000,000

Options and warrants issued by shareholders
  for services                                       --            --             --         458,237              --       458,237

Exercise of options                              25,000           250             --         127,750              --       128,000

Issuance of common stock for payment
  of interest on convertible debt                65,671           657             --         333,101              --       333,758

Repurchase and cancellation of common stock     (47,000)         (470)            --        (351,784)             --      (352,254)

Net loss                                             --            --             --              --     (10,755,570)  (10,755,570)
                                             ----------       -------    -----------     -----------    ------------  ------------
Balance at December 31,1997                   5,316,696        53,167              -      12,427,394     (13,618,223)   (1,137,662)

Preferred stock issued in connection
  with the June financing conversion                               --      6,000,000      (2,178,942)             --     3,821,058

Intrinsic value of conversion feature                --            --     (1,350,000)      1,350,000              --            --

Preferred stock embedded dividend                    --            --        245,000              --        (245,000)           --

Common stock issued in connection
  with the Marion equity financing           2,400,000         24,000            --        2,726,000              --     2,750,000

Common stock issued in connection with
  the June convertible financing amendment     100,000          1,000            --           (1,000)             --            --

Issuance of common stock for payment
  of interest on preferred stock                39,666            397            --             (397)             --            (0)

Issuance of common stock for payment
  of interest on convertible debt                9,430             94            --           30,843              --        30,937

Warrants issued in connection with
  the June convertible financing amendment          --             --            --           25,117              --        25,117

Net loss 1st Qtr 1998                               --             --            --               --      (1,315,208)   (1,315,208)
                                             ----------       -------    -----------     -----------    ------------  ------------
Balance at March 31,1998                      7,865,792       $78,658    $ 4,895,000     $14,379,015    $(15,178,431) $  4,174,242
                                             ----------       -------    -----------     -----------    ------------  ------------
                                             ----------       -------    -----------     -----------    ------------  ------------


                            VISUAL EDGE SYSTEMS INC.

                          Notes to Financial Statements
                                    Unaudited

(1) Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. As such, they should be read in conjunction with the Company's audited financial statements on form 10-KSB for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for the future interim periods or for the full year ending December 31, 1998.

    Revenue Recognition

    Revenue from sale of personalized videotapes is recognized when the Company delivers the videotapes to the customer. Non-refundable deposits from customers received in advance of videotape delivery are recorded as customer deposits and are included in other current liabilities in the balance sheet. During the first three quarters of 1997, the Company recorded non-refundable deposits from customers as revenue. During the fourth quarter of 1997, the Company changed its method of accounting for non-refundable deposits from customers and deferred the revenue until the event occurred. The impact of this change in accounting principle was not material to the Company's financial position or results of operations.


(2) Recent Accounting Pronouncements

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is required to be adopted in fiscal years beginning after December 15, 1997. This statement requires the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company adopted SFAS No. 130 on January 1, 1998. The adoption of SFAS No. 130 did not have a material impact on the Company's financial position or results of operations as comprehensive income is equal to net income for all periods presented.

    The Company adopted SFAS No. 128 "Earnings Per Share" during 1997. SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated by dividing income(loss) available to Common Stockholders by the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per share includes the potential impact of dilutive common share equivalents using the treasury stock method. Convertible securities and common share equivalents have not been included in the computation of diluted loss per share in the accompanying statements of

                            VISUAL EDGE SYSTEMS INC.

                          Notes to Financial Statements
                                    Unaudited
                                   (Continued)

    operations as their impact is antidilutive. As of March 31, 1998, the Company had 948,419 options and 2,230,000 warrants outstanding.

(3) Financings

    (a) June Financing

    On June 13, 1997, the Company arranged a three-year $7.5 million debt and convertible equity facility (the "June Financing") with a group of investment funds (the "Funds"). The Company issued and sold to the Funds certain securities, including convertible notes (the "Notes) which are convertible into the Company's preferred stock (the "Preferred Stock"), pursuant to the Securities Purchase Agreement, dated as of June 13, 1997 (the "Agreement"), among the Company and the Funds.

    Interest payments on the Notes are, at the option of the Company, payable in cash or in shares of common stock. During the first quarter of 1998 the Company issued an aggregate of 9,430 shares of the Company's common stock for payment of interest due of $30,937.

    On February 6, 1998, $6 million principal amount of outstanding Notes was converted into 6,000 shares of the Company's preferred stock (the "First Amendment"). The Preferred Stock has a liquidation preference of $1,000 per share and is senior to the Company's common stock (the "Common Stock") with respect to dividends, liquidation and dissolution. Each share of Preferred Stock entitles the holder to an annual dividend of 8.25%, payable on a quarterly basis, which dividend increases to 18% in certain situations as specified in the Amended Certificate of Designation with respect to the Preferred Stock. During the first quarter of 1998 the Company issued an aggregate of 37,717 shares of the Common Stock for payment of dividends due on the Preferred Stock of $123,750. Holders of the shares of Preferred Stock do not have voting rights, except upon the occurrence of certain events that would affect the preferences and rights of the Preferred Stock. Each share of Preferred Stock is convertible into Common Stock at the lesser of: (i) $6.00 per share of Common Stock or (ii) a discount ranging from 15% to 22.5% of the market price of the Common Stock at the time of conversion; in certain circumstances, the conversion price may be as low as 50% of the market price of the Common Stock at the time of conversion. The Preferred Stock is redeemable by the Company at any time at its option. The intrinsic value of the above described beneficial conversion feature ($1,350,000) has been recognized as an increase in additional paid-in-capital and a decrease in Preferred Stock. This beneficial conversion feature is being amortized as an embedded Preferred Stock dividend through December 31, 1998 (the date the conversion feature resumes).

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

                            VISUAL EDGE SYSTEMS INC.

                          Notes to Financial Statements
                                    Unaudited
                                   (Continued)


    On March 16, 1998, the Company sold an additional 1,550 shares of Preferred Stock to the Funds in exchange for non-marketable securities with an aggregate fair value of $1,550,000. The securities consist of warrants to acquire common shares of various publicly traded companies and the fair value has been determined using the Black Scholes model. During the first quarter of 1998 the Company issued an aggregate of 1,949 shares of Common Stock for payment of dividends due of $6,394. On April 20, 1998, the Company redeemed the 1,550 shares of Preferred Stock from the Funds in exchange for the non-marketable securities mentioned above. The redeemed Preferred Stock is included on the March 31, 1998 balance sheet as Preferred Stock pending redemption.

    As a condition to the consummation of the Marion Equity Financing (see Note 3(c)), the Company entered into the Agreement and Second Amendment to Bridge Securities Purchase Agreement and Related Documents dated March 27, 1998 (the "Second Amendment"), among the Company and the Funds. Pursuant to the Second Amendment, the Funds agreed that they would not convert, prior to December 31, 1998, any shares of Preferred Stock or any principal amount of the Notes into shares of Common Stock, unless a "Material Transaction" (defined as a change of control of the Company, a transfer of all or substantially all of the Company's assets or a merger of the Company into another entity) has occurred. Further, the Funds agreed that they would not, prior to March 31, 1999, publicly sell any shares of Common Stock owned or acquired by the Funds, unless a Material Transaction has occurred; the Funds are permitted, after June 30, 1998 and subject to the Company's right of first refusal, to privately sell any shares of Common Stock that they own or acquire, provided the purchaser agrees in writing to be bound by the same resale restrictions.

    The Funds have granted to the Company an option to redeem the Preferred Stock and the Notes owned by the Funds as follows: (i) up to $2,500,000 principal amount may be redeemed on or before April 30, 1998; (ii) an additional $2,500,000 principal amount may be redeemed on or before May 31, 1998; and (iii) an additional $2,500,000 principal amount may be redeemed from and after June 1, 1998. If the date that the Company redeems such Preferred Stock and Notes is on or before June 30, 1998, the redemption price will be 80% of the principal amount outstanding of the Notes being redeemed or 80% of the liquidation preference of the Preferred Stock being redeemed, plus accrued interest and dividends in the event that all of the Preferred Stock and Notes owned by the Funds are not redeemed by June 30, 1998. If the redemption of the Notes and Preferred Stock is after June 30, 1998 but on or before December 31, 1998, the 80% referred to in the preceding sentence shall increase by 2% per month, up to 90% in December 1998. If the redemption of the Notes and Preferred Stock occurs after December 31, 1998, the redemption price shall be as provided in the Agreement between the Company and the Funds. The Company is required to redeem all of the Preferred Stock outstanding prior to redemption of any of the Notes. In addition, the Funds have granted to the Company and to Marion (see Note 3(b)) an option to acquire, on or before March 31, 1999, all of the shares of Common Stock owned by the Funds.

    In connection with the Second Amendment, the Funds received 100,000 shares of Common Stock, as well as the right to receive 200,000 additional shares of Common Stock in the event that all of the Preferred Stock and Notes owned by the Funds have not been redeemed by the Company by June 30, 1998. Further, the exercise price of the warrants issued in June 1997 with the Agreement has been reduced from $10.675 per share to $3.25 per share and the exercise price of the warrants issued in December 1997 has been reduced from $4.00 per share to $3.25 per share. The Company recorded a non-cash financing fee of $25,117 in connection

                            VISUAL EDGE SYSTEMS INC.

                          Notes to Financial Statements
                                    Unaudited
                                  (Continued)


    with the repricing of the warrants issued in December 1997. The Company has registered all of such shares of Common Stock (including the shares underlying warrants) under the Securities Act of 1933, as amended effective April 15, 1998.

    (b) Marion Equity Financing

    In March 1998, the Company entered into a Purchase Agreement (the "Marion Agreement") with Marion Interglobal, Ltd., an investment group ("Marion"). The Marion Agreement calls for the Company to receive up to $11,000,000 from Marion in exchange for shares of Common Stock as explained herein. Pursuant to the Marion Agreement, the purchase of Common Stock is to occur in three tranches as follows: (i) on March 27, 1998 the Company sold to Marion 1,200,000 shares of Common Stock for an aggregate consideration of $3,000,000 which was received on April 16, 1998 and is recorded as a subscription receivable in the accompanying March 31, 1998 balance sheet;
    (ii) on or prior to June 14, 1998, the Company will sell to Marion 800,000 shares of Common Stock for an aggregate consideration of $2,000,000; and
    (iii) on or prior to September 30, 1998 the Company shall sell a number of shares of Common Stock (to be determined by when the closing occurs, which would range from 2,666,667 shares to 3,200,000 shares) for an aggregate consideration of $6,000,000. The third tranche is contingent on Marion's satisfaction that the Company has met or exceeded the financial targets expected by Marion, in its sole discretion. The Company has agreed to use the $6,000,000 in proceeds from the third tranche to redeem the Notes and Preferred Stock issued in the June Financing. The Company will pay transaction fees to Marion upon completion of each tranche as follows: (i) 1,200,000 shares of Common Stock for the first $3,000,000 tranche; (ii) 800,000 shares of Common Stock for the second $2,000,000 tranche; and (iii) no additional fee for the completion of the third tranche. The issuance and sale of 1,400,000 shares of Common Stock in the first tranche and all of the shares to be issued in the second tranche to Marion, is subject to approval by the Company's stockholders.

    Further, upon the consummation of the second tranche of the Marion Agreement, Mr. Alan Lubell, Chairman of the Board of the Company, has agreed to transfer to Marion 250,000 shares of Common Stock, which shares were registered under the Securities Act of 1933, as amended effective April 15, 1998.

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

    As a condition to the consummation of this equity financing, the Company renegotiated the terms of its outstanding Notes and Preferred Stock with the Funds (see Note 3(a) for details).

    (c) Equipment Financing

    In August 1997, the Company entered into an equipment financing facility whereby the Company will be provided with up to $2.5 million in financing by September 1998. The facility provides the Company with equipment financing of $100,000 for 25 vans, each of

                            VISUAL EDGE SYSTEMS INC.

                          Notes to Financial Statements
                                    Unaudited
                                   (Continued)


    which is anticipated to cost approximately $150,000. The Company has drawn on $800,000 of the facility to finance eight vans purchased in May 1997. The outstanding balance bears interest at the rate of 11.62% and is payable in 36 consecutive monthly payments of $25,328 which commenced in August 1997, followed by one balloon payment of $47,040. The Company has pledged to the lender a certificate of deposit in the aggregate amount of $200,000 in connection with the financing of the first eight vans which is included in "Investments-Restricted" in the accompanying March 31, 1998 balance sheet.

    The Company acquired certain fixed assets under leases totaling $913,170, which are accounted for as capital leases. As a condition of the leases the Company is required, throughout the term of the leases, to post letters of credit in the aggregate amount of $538,902 for collateral on the leases. The letters of credit were issued from the Company's bank and the Company pledged one of its investment funds with a balance of $620,307 as security, which is included in "Investments-Restricted" in the accompanying March 31, 1998 balance sheet.

(4) Employment Agreements

    The Company currently has employment agreements with three executive employees which expire on December 31, 2000 which provide for aggregate minimum annual compensation of approximately $463,750 in 1998, $540,000 in 1999, and $600,000 in 2000. The agreements are automatically renewed thereafter for additional one-year periods unless the Company or the employees provide timely notice of termination. The agreements also provide for potential performance bonuses and severance payments ranging from three to twelve months.

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

    As of June 3, 1997, the Company, Norman and Great White Shark executed an amendment (the "Amendment") to the Agreement. Norman, Great White Shark and the Company agreed to restructure the terms of the payments due to Norman under the Agreement by: (i) altering the payments such that Norman will receive 102,000 in shares of the Company's common stock; (ii) changing the schedule of the payments such that they will be paid to Norman over a period of time from January 1998 through April 2000; and (iii) granting to Norman options to purchase 25,000 shares of the Company's common stock. Such options are exercisable at a price of $10.00 per share, vest immediately and are exercisable at Norman's discretion at any time prior to their expiration on June 30, 2000.

    The Amendment restructures the payments to Norman as follows: 1997 - as of June 30, 1997 $300,000 was paid; 1998 - $700,000 to be paid in addition to 30,000 shares of common stock to be issued during the year; 1999 - $1,200,000 to be paid in addition to 48,000 shares of common stock to be issued during the year; and 2000 - $480,000 to be paid in addition to 24,000 shares of common stock to be issued during the first three months of the year.

                            VISUAL EDGE SYSTEMS INC.

                          Notes to Financial Statements
                                    Unaudited
                                   (Continued)



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

(6) Stock Option Plan

    The Company applies APB Opinion No. 25 in accounting for its 1996 Stock Option Plan. Had the Company determined compensation cost based on fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share for the three months ended March 31, 1997 and 1998 would have increased to $1,480,463 and $.36 and $1,366,696 and $.25, respectively.

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

    The Company was incorporated in July 1994 and commenced developmental operations in January 1995. From the Company's inception through the end of 1996, it was primarily engaged in product development, market development, testing technology, recruitment of key personnel, raising capital and preparing the software, hardware and videotape coaching instructions used in the production of its products.

    The Company's primary focus is concentrated on marketing and sales efforts. The Company's marketing strategy is to sell One-on-One videotapes on a prearranged basis to various organizers of amateur corporate, charity and member golf tournaments (who typically offer gifts to tournament participants), golf professionals at private and daily fee golf courses and driving ranges and indoor event planners who organize trade shows, conventions, sales meetings, retail store openings and promotions and automobile dealer showroom promotions. To implement its marketing and business strategy, the Company has already developed 15 mobile One-on-One vans equipped with video and personal computer equipment to market, promote and produce the Company's products. The Company intends to position its One-on-One vans in selected geographic areas that will service golf courses and driving ranges throughout the United States, and has initially placed its first 15 vans in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Ohio, Pennsylvania and Texas, and is in the process of developing additional vans. In addition, to further implement its marketing and sales efforts, the Company has enlisted independent sales representatives who cater to the premium and incentive industries across the country to present the Company's products to their clients who seek incentives and premiums. These premium sales representatives will be positioning the Company's products as premiums or incentives similar to the Cadillac Agreement, which is described below.

    The Company entered into an agreement with Cadillac Motor Car Division of General Motors on August 5, 1997 (the "Cadillac Agreement"). The Cadillac Agreement granted Cadillac the exclusive U.S. dealership showroom rights to the Company's One-on-One with Greg Norman concept and allowed Cadillac to exclusively offer its customers a free video golf lesson personally analyzed by Greg Norman if they test drive a Cadillac. Pursuant to the Cadillac

    Agreement the Company provides each participating Cadillac dealership with all marketing materials related to this promotion, including creative pieces for print and radio advertisements, banners, posters and direct mail invitations. In December 1997, the Company and Cadillac amended the Cadillac Agreement and extended the dealership showroom rights granted exclusively to Cadillac to other dealers of General Motors.

Results of Operations For the three months ended March 31, 1998 ("Q1-98") as compared to the three months ended March 31, 1997 ("Q1-97").

    Sales for Q1-98 increased 17% to $234,006, as compared to $199,736 for Q1-97. During the quarter ended December 31, 1997, the Company changed its method of accounting for non-refundable deposits from customers. For quarters prior to the fourth quarter of 1997, the Company recorded advance deposits from customers as revenue. Beginning in the fourth quarter of 1997, advance deposits from customers were deferred until the event occurred. The impact of this change in accounting principle was not material to the Company's financial position or results of operations. The Company, in Q1-97 recorded non-refundable deposits from customers as sales. In Q1-98 the Company recorded only revenue that was earned, with non-refundable deposits from customers reflected on the balance sheet as current liabilities. Under the new policy, sales in Q1-98 are $234,006, as compared to $90,237 in Q1-97, a 159% increase.

    For Q1-98 the Company had a gross loss of $182,569, as compared to a gross loss of $29,381 for Q1-97. The increase in the Company's gross loss is attributable to the increased number of vans. The Company had 15 vans in service in the first quarter of 1998, as compared to 7 for a portion of the first quarter of 1997. In Q1-98 cost of sales include a depreciation expense for the vans of $120,533. There was no van depreciation recorded in Q1-97. In addition, the Company incurred significant training costs in Q1-98 associated with the hiring of additional personnel for the anticipated increase in sales in the second and third quarter of 1998. Under the new sales policy regarding non-refundable deposits from customers, gross loss in Q1-97 would have been $138,880, as compared to $182,569, in Q1-98.

    Operating expenses for Q1-98 increased 6% to $1,090,622, as compared to $1,024,529 for Q1-97. The increase in operating expenses for Q1-98, as compared to Q1-97, is attributable to depreciation expense, which totaled $67,557 for Q1-98, as compared to $30,615 for Q1-97, and amortization expense of $46,551 for Q1-98, as compared to $18,000 for Q1-97. Additionally, in Q1-98, in compliance with SFAS 123 "Accounting for Stock-Based Compensation," the Company recorded a non-cash financing fee expense of $25,117 related to the repricing of the warrants issued to the Preferred Stockholder in December 1997.

    The Company earned $46,385 in interest income for the three month period ending March 31, 1998, as compared to $32,176 for the three month period ending March 31, 1997. Interest expense for the three month period ending March 31, 1998 was $64,314, as compared to $3,705 for the three month period ending March 31, 1997. The increase in interest expense is primarily due to the equipment financings.

Liquidity and Capital Resources

    On March 31, 1998, the Company had cash and cash equivalents of $318,171, unrestricted short-term investments of $30,000 and working capital of $2,320,994, as compared to cash and cash equivalents of $224.429, unrestricted short-term investments of $1,080,000 and working capital of $788,323 at December 31, 1997. Net cash used in operating activities for Q1-98 was $761,921, which was used to fund the Company's losses. Net cash provided by investing activities was $954,535 and $98,872 was used in financing activities for a total increase in cash and cash equivalents of $93,742. Net cash used in operating activities for Q1-97 was $993,134. Net cash provided by investing and financing activities in Q1-97 was $244,061 and $1,478,998, respectively, for a total increase in cash and cash equivalents in Q1-97 of $729,925.

    On March 31, 1998, the Company had stockholders' equity of $4,174,242, as compared to a stockholders' deficit of $1,137,662 at December 31, 1997. If the second and third tranches of the Marion Equity Financing had occurred prior to March 31, 1998, the Company's stockholders' equity, on a pro forma basis, would have increased by approximately $2,239,955 for a total stockholders' equity of $6,414,197.

    Based on the recently completed securities purchase agreement for additional financing as detailed more fully in Note 3(b), the Company anticipates that its current capital resources, when combined with anticipated cash flows from operations, will be sufficient to satisfy the Company's contemplated working capital requirements until the end of the fiscal year.

Seasonality

    The Company considers its business to be seasonal and expects sales to be generally higher in the second and third quarters of each fiscal year.

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

                            VISUAL EDGE SYSTEMS INC.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    The Company is not presently a party to any material litigation.

Item 2. Changes in Securities

    The following is a description of all sales of unregistered securities by the Company during the quarterly period ended March 31, 1998. All of such sales were private placements made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and no underwriters were involved in such placements.

    On June 13, 1997, the Company arranged a three-year $7.5 million debt and convertible equity facility (the "June Financing") with a group of investment funds (the "Funds"). The Company issued and sold to the Funds the following securities pursuant to the Securities Purchase Agreement, dated as of June 13, 1997 (the "Agreement"), among the Company and the Funds: (i) 8.25% unsecured convertible notes (the "Notes") in the aggregate principal amount of $7,500,000 with a maturity date of three years from the date of issuance, subject to the mandatory automatic exchange of $5 million of the Notes for Preferred Stock, par value $.01 per share, which Notes are convertible into shares of Common Stock at any time and from time to time commencing January 1, 1998 at the option of the holder thereof subject to certain limitations on conversion set forth in the Agreement; (ii) 93,677 shares of Common Stock subject to adjustment; and (iii) five-year warrants (the "June Warrants") to purchase 100,000 shares of Common Stock at an exercise price equal to $10.675.

    Interest payments on the Notes are, at the option of the Company, payable in cash or in shares of Common Stock. On March 31, 1998, 9,430 additional shares became issuable as interest for the quarter then ended.

    Dividends on the Preferred Stock are, at the option of the Company payable in cash or shares of the Company's Common Stock. On March 31, 1998, 37,717 additional shares became issuable as dividends for the quarter then ended.

    The Company has issued to the Funds an aggregate of 200,000 warrants (the "New Warrants"), each to purchase one share of Common Stock at an exercise price equal to $4.00 per share. The New Warrants are exercisable through December 2002 and are redeemable at the option of the Company, commencing January 1, 2000, based on a 20-day minimum closing bid price of Common Stock, at a redemption price equal to $.10 per share.

    On March 16, 1998, the Company sold an additional 1,550 shares of Preferred Stock to the Funds in exchange for non-marketable securities with an aggregate fair value of $1,550,000. In connection therewith, the Funds as the holders of the majority of the outstanding Preferred Stock obtained the right to appoint one director to the Company's Board of Directors, through they had not named such director as of April 8, 1998.

    In connection with the Second Amendment, the Funds received 100,000 shares of Common Stock, as well as the right to receive 200,000 additional shares of Common Stock (collectively, the "New Shares") in the event that all of the Preferred Stock and Notes owned by the Funds have not been redeemed by the Company by June 30, 1998. Further, the exercise price of the June Warrants has been reduced from $10.675 per share to $3.25 per share and the exercise price of the New Warrants has been reduced from $4.00 per share to $3.25 per share.

    In March 1998, the Company entered into a Purchase Agreement (the "Marion Agreement") with Marion Interglobal, Ltd., an investment group ("Marion"). The Marion Agreement calls for the Company to receive up to $11,000,000 from Marion in exchange for shares of Common Stock as explained herein. Pursuant to the Marion Agreement, the purchase of Common Stock is to occur in three tranches as follows: (i) on March 27, 1998 the Company sold to Marion 1,200,000 shares of Common Stock for an aggregate consideration of $3,000,000; (ii) on or prior to June 14, 1998, the Company will sell to Marion 800,000 shares of Common Stock for an aggregate consideration of $2,000,000; and (iii) on or prior to September 30, 1998 the Company shall sell a number of shares of Common Stock (to be determined by when the closing occurs, which would range from 2,666,667 shares to 3,200,000 shares) for an aggregate consideration of $6,000,000. The third tranche is contingent on Marion's satisfaction that the Company has met or exceeded the financial targets expected by Marion, in its sole discretion. The Company has agreed to use the $6,000,000 in proceeds from the third tranche to redeem the Notes and Preferred Stock issued in the June Financing. The Company will pay transaction fees to Marion upon completion of each tranche as follows: (i) 1,200,000 shares of Common Stock for the first $3,000,000 tranche; (ii) 800,000 shares of Common Stock for the second $2,000,000 tranche; and (iii) no additional fee for the completion of the third tranche. The issuance and sale of 1,400,000 shares of Common Stock in the first tranche and all of the shares to be issued in the second tranche to Marion, is subject to approval by the Company's stockholders.

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

  10.14  Transfer Agent Agreement, dated as of June 13, 1997, among the
         Company, the Funds and American Stock Transfer & Trust Company
         (Incorporated by reference to Exhibit 99.3 to the Company's Report on Form 8-K filed June 23, 1997)

  10.15 Guarantee and Agreement, dated as of August 5, 1997, between the Company and Cadillac Motor Car Division of General Motors Corporation
         (Incorporated by reference to Exhibit 10.1 to amendment No. 1 to the Registrant's Registration Statement on Form S-3 (Registration No.
         333-32247) filed August 12, 1997)

  10.16  Purchase Agreement, dated as of March 27, 1998, among the Company and
         Marion Interglobal, Ltd. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1997).

  10.17  Registration Rights Agreement, dated as of March 27, 1998, among the
         Company and Marion Interglobal, Ltd. (Incorporated by reference to
         Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

  10.18  Second Agreement to Bridge Securities Purchase Agreement and Related
         Documents, dated as of March 27, 1998, among the Company, Infinity
         Investors Limited, Infinity Emerging Opportunities Limited, Summit
         Capital Limited (as the transferee of Sandera Partners, L.P.) and
         Glacier Capital Limited (as the transferee of Lion Capital Partners,
         L.P.) (Incorporated by reference to Exhibit 10.18 to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended December 31,
         1997).

  10.19  First Amendment to Bridge Securities Purchase Agreement and Related
         Documents, dated as of December 31, 1997, among the Company, Infinity
         Investors Limited, Infinity Emerging Opportunities Limited, Summit
         Capital Limited (as the transferee of Sandera Partners, L.P.) and
         Glacier Capital Limited (as the transferee of Lion Capital Partners,
         L.P.). (Incorporated by reference to Exhibit 99.1 to the Registrant's
         Current Report on Form 8-K filed February 6, 1998).





  10.20  Security Agreement, dated February 6, 1998, between the Company and HW
         Partners, L.P., as agent for and representative of the Funds.
         (Incorporated by reference to Exhibit 99.2 to the Registrant's Current
         Report on Form 8-K filed February 6, 1998).

  10.21  Form of Warrant Certificate. (Incorporated by reference to Exhibit
         99.3 to the Registrant's Current Report on Form 8-K filed February 6,
         1998).

    27   Financial Data Schedule *

         * Filed herewith


    (b)  Reports on Form 8-K

         The Company filed a Form 8-K on February 9, 1998 under Item 5.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            VISUAL EDGE SYSTEMS INC.


                            /s/ Earl T. Takefman
                            -----------------------
                            Earl T. Takefman
May 12, 1997                Chief Executive Officer



                            /s/ Melissa Forzly
                            -----------------------
                            Melissa Forzly
May 12, 1997                Chief Financial Officer