Form 10QSB
period 1998-06-30
VISUAL EDGE SYSTEMS INC
filed 1998-08-12
CIK 1015172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  UNITED STATES

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                  Yes       X                       No
                      -------------                    ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of August 10, 1998, the registrant had 9,745,337 shares of common stock and 2,230,000 redeemable warrants outstanding, of which 1,495,000 are publicly traded.

                            VISUAL EDGE SYSTEMS INC.

                                TABLE OF CONTENTS

PART I           FINANCIAL INFORMATION

ITEM 1.          Financial Statements:

                 Balance Sheets                                                                              3
                            June 30, 1998 (unaudited) and December 31, 1997
                 Statements of Operations                                                                    4
                             Three and Six Months Ended June 30, 1998 and 1997
                             (unaudited)
                 Statements of Cash Flows                                                                    5
                              Six Months Ended June 30, 1998 and 1997 (unaudited)
                 Statements of Changes in Stockholders' Equity for the Six Months                            6
                               Ended June 30, 1998 (unaudited) and the Year Ended
                               December 31, 1997
                 Notes to Financial Statements                                                              7-12

ITEM 2.          Management's Discussion and Analysis of Financial Condition and                           13-15
                             Results of Operations

PART II          OTHER INFORMATION

ITEM 1.          Legal Proceedings                                                                          16

ITEM 2.          Changes in Securities                                                                      16

ITEM 3.          Defaults Upon Senior Securities                                                            16

ITEM 4.          Submission to Matters to a Vote of Security Holders                                        16

ITEM 5.          Other Information                                                                          16

ITEM 6.          Exhibits and Reports on Form 8-K                                                          17-20

                 Signatures                                                                                 21

                            VISUAL EDGE SYSTEMS INC.
                                 BALANCE SHEETS

                                                                                            JUNE 30, 1998
                                                                       DECEMBER 31, 1997     (UNAUDITED)
                                                                       -----------------    -------------
                                ASSETS
Current Assets:
  Cash and Cash Equivalents                                              $    224,429       $  2,114,960
  Certificates of Deposit                                                   1,080,000          1,750,000
  Accounts Receivable                                                          23,917            193,794
  Inventory                                                                    72,771            143,624
  Prepaid Expenses - Advance Royalties                                        350,000            646,600
  Other Current Assets                                                        217,225            197,915
                                                                         ------------       ------------
        Total Current Assets                                                1,968,342          5,046,893

Fixed Assets, net                                                           2,632,826          2,492,759
Intangible Assets, net                                                        286,986            223,703
Other Assets                                                                      449                594
Investments-Restricted (Note 3(c))                                            812,719            823,012
                                                                         ------------       ------------
        Total Assets                                                     $  5,701,322       $  8,586,961
                                                                         ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)
Current liabilities:
  Accounts Payable                                                       $    344,884       $    237,810
  Accrued Expenses                                                            173,605             35,383
  Other Current Liabilities                                                   121,266            486,475
  Current Maturities of Equipment Loans                                       540,264            540,264
                                                                         ------------       ------------
        Total Current Liabilities                                           1,180,019          1,299,932
Equipment Loans                                                               661,939            437,614
Convertible Debt                                                            4,997,026          1,056,527
                                                                         ------------       ------------
        Total Liabilities                                                   6,838,984          2,794,073
                                                                         ------------       ------------

        Commitments and Contingencies (Notes 4 and 5)

                       STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $.01 par value, 5,000,000
shares authorized, none issued and outstanding
at December 31, 1997 and 6,000 shares issued and
outstanding at June 30, 1998                                                       --          5,263,333
Common Stock, $.01 par value, 20,000,000
shares authorized, 5,316,696 shares issued and
outstanding at December 31, 1997 and 9,536,337
issued and outstanding at June 30, 1998                                        53,167             95,363
Additional Paid in Capital                                                 12,427,394         16,913,555
Accumulated Deficit                                                       (13,618,223)       (16,479,363)
                                                                         ------------       ------------
             Total Stockholders' Equity (Deficit)                          (1,137,662)         5,792,888
                                                                         ------------       ------------
        Total Liabilities & Stockholders' Equity (Deficit)               $  5,701,322       $  8,586,961
                                                                         ============       ============









The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                            STATEMENTS OF OPERATIONS

                                                                 UNAUDITED                           UNAUDITED
                                                      -----------------------------       -----------------------------
                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                      -----------------------------       -----------------------------
                                                          1997              1998             1997               1998
                                                      -----------       -----------       -----------       -----------
Sales                                                 $   397,015       $ 1,047,145       $   596,751       $ 1,281,150

Cost of Sales                                             223,743           615,435           452,860         1,032,009
                                                      -----------       -----------       -----------       -----------

Gross Profit                                              173,272           431,710           143,891           249,141
                                                      -----------       -----------       -----------       -----------

Operating Expenses:
  General and Administrative                            1,361,707           729,773         1,921,048         1,502,358
  Selling and Marketing                                   706,607           287,166           896,670           580,087
  Financing Fees                                              --                --            150,125            25,117
  Non-cash Stock Compensation Expense                      53,132               --             53,132               --
                                                      -----------       -----------       -----------       -----------
            Total Operating Expenses                    2,121,446         1,016,939         3,020,975         2,107,562
                                                      -----------       -----------       -----------       -----------
            Operating Loss                             (1,948,175)         (585,229)       (2,877,085)       (1,858,421)
                                                      -----------       -----------       -----------       -----------


Other Income (Expenses):
  Interest Income                                           3,458            11,561            35,634            57,946
  Interest Expense                                       (105,560)          (71,275)         (109,265)         (135,588)
  Amortization of Deferred Financing Fees                (623,552)          (25,638)         (748,552)          (49,726)
                                                      -----------       -----------       -----------       -----------
            Total Other Income (Expenses)                (725,654)          (85,352)         (822,183)         (127,368)
                                                      -----------       -----------       -----------       -----------
            Net Loss                                   (2,673,829)         (670,581)       (3,699,268)       (1,985,789)

Preferred Stock dividend                                     --            (623,957)             --            (875,351)
                                                      -----------       -----------       -----------       -----------
Net Loss available to common shareholders             $(2,673,829)      $(1,294,538)      $(3,699,268)      $(2,861,140)
                                                      ===========       ===========       ===========       ===========

  Net Loss per Share, basic and diluted:              $     (0.56)      $     (0.16)      $     (0.79)      $     (0.43)
                                                      ===========       ===========       ===========       ===========

Weighted average common shares outstanding              4,767,575         7,881,229         4,707,953         6,661,296
                                                      ===========       ===========       ===========       ===========















   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                      FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                 ------------------------------
                                                                                     1997              1998
                                                                                 ------------      ------------
Operating activities:
Net loss                                                                         $(3,699,268)      $(1,985,789)
Adjustments to reconcile net loss to net cash used in operating activities:
        Non-cash stock compensation expense                                          203,257            25,117
        Non-cash interest expenses                                                      --              62,219
        Depreciation and amortization                                                326,839           447,292
        Amortization of deferred financing expenses                                  748,552            79,546
        Changes in assets and liabilities:
                Increase in accounts receivable                                      (85,206)         (169,877)
                (Increase) decrease in other current assets                         (163,916)           19,310
                Increase in prepaid expense - advance royalties                     (202,260)         (176,600)
                Increase in inventory                                                   --             (70,853)
                Increase in other assets                                                (112)          (10,439)
                Decrease in accounts payable                                        (132,165)         (107,074)
                Decrease in accrued expenses                                        (161,762)         (138,222)
                Increase in other current liabilities                                 27,551           365,209
                                                                                 -----------       -----------
                     Net cash used in operating activities                        (3,138,490)       (1,660,161)
                                                                                 -----------       -----------
Investing activities:
        Capital expenditures                                                      (1,577,564)         (243,942)
        Purchases of short-term investments                                       (3,300,000)       (1,750,000)
        Proceeds from the sale of short-term investments                           6,154,908         1,080,000
                                                                                 -----------       -----------
                     Net cash provided by (used in) investing activities           1,277,344          (913,942)
                                                                                 -----------       -----------
Financing activities:
        Proceeds from the issuance of common stock                                   128,000         4,750,000
        Repayment of borrowings                                                   (3,015,000)         (254,145)
        Payments of financing costs                                               (2,029,436)          (31,221)
        Proceeds from borrowings                                                   7,221,332              --
                                                                                 -----------       -----------
                     Net cash provided by financing activities                     2,304,896         4,464,634
                                                                                 -----------       -----------
                     Net increase in cash and cash equivalents                       443,750         1,890,531
Cash and cash equivalents at beginning of period                                     233,117           224,429
                                                                                 -----------       -----------
Cash and cash equivalents at end of period                                       $   676,867       $ 2,114,960
                                                                                 ===========       ===========
Supplemental schedule of cash related activities:
        Cash paid for interest                                                   $    80,046       $    73,369
                                                                                 ===========       ===========

Supplemental disclosure of non-cash related activities:

        - In February 1998, the Company, in connection with the June Financing, recorded $1,350,000 as an imputed dividend on its Preferred Stock, of which $613,333 has been amortized in the first six months of 1998.

        - In the first quarter of 1998, $6,000,000 in principal amount of the Company's convertible debt was converted to preferred stock net of finance costs of $2,178,942.

        - In the first six months of 1998, the Company issued 78,873 shares of common stock for payment of dividends on its preferred stock.

        - In the first quarter of 1998, the Company issued 100,000 shares of common stock in connection with the Marion Equity Financing to the holder of the preferred stock. On June 30, 1998, the Company became obligated to issue 200,000 shares of common stock to the holder of the preferred stock in conncection with the second amendment to the June Financing.

        - In the second quarter of 1998, the Company issued 10,000 shares of common stock in connection with the Marion Equity Financing.

        - In the second quarter of 1998, the Company issued 12,000 shares of common stock for payment of advance royalties.

        - In the first quarter of 1998, the Company sold 1,550,000 shares of preferred for stock for non-marketable securities with an aggregate fair market value of $1,550,000. In the second quarter of 1998, the Company redeemed the 1,550,000 shares of preferred stock in exchange for the non-marketable securities.

   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
   For the Year Ended December 31, 1997 and the Six Months Ended June 30, 1998


                                                                                            Additional
                                                         Common Stock        Preferred       Paid-in     Accumulated
                                                    Shares       Amount        Stock         Capital       Deficit         Total
Balance at December 31, 1996                       4,615,000  $     46,150  $         --  $  6,481,159  $ (2,862,653) $  3,664,656

Common stock issued in connection
  with the March bridge financing                    100,000         1,000            --       999,000            --     1,000,000
Warrants issued in connection with the
  March bridge financing                                  --            --            --       665,000            --       665,000
Common stock issued in connection with
  the June convertible financing                     288,025         2,880            --     1,755,619            --     1,758,499
Warrants issued in connection with the
  June convertible financing                              --            --            --       962,012            --       962,012
Common stock issued by shareholders
  for services                                       270,000         2,700            --       997,300            --     1,000,000
Options and warrants issued by shareholders
  for services                                            --            --            --       458,237            --       458,237
Exercise of options                                   25,000           250            --       127,750            --       128,000
Issuance of common stock for payment of
  interest on convertible debt                        65,671           657            --       333,101            --       333,758
Repurchase and cancellation of common stock          (47,000)         (470)           --      (351,784)           --      (352,254)
Net loss                                                  --            --            --            --   (10,755,570)  (10,755,570)
                                                   ---------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1997                       5,316,696        53,167            --    12,427,394   (13,618,223)   (1,137,662)

Preferred stock issued in connection with the
  June financing conversion                                             --     6,000,000    (2,178,942)           --     3,821,058
Intrinsic value of conversion feature                     --            --    (1,350,000)    1,350,000            --            --
Preferred stock embedded dividend                         --            --       613,333            --      (613,333)           --
Sale of preferred stock in connection with
  the June convertible financing                          --            --     1,550,000            --            --     1,550,000
Common stock issued in connection with the
  Marion equity financing                          4,010,000        40,100            --     4,678,678            --     4,718,778
Common stock and warrants issued in connection
  with the June convertible financing amendment      100,000         1,000            --       193,284            --       194,284
Redeemption of preferred stock in connection
  with the June convertible financing                     --            --    (1,550,000)           --            --    (1,550,000)
Issuance of common stock for payment of
  dividends on preferred stock                        78,873           789            --       261,229      (262,018)           --
Issuance of common stock for payment of
  interest on convertible debt                        18,768           187            --        62,032            --        62,219
Issuance of common stock for payment of
  prepaid royalties                                   12,000           120            --       119,880            --       120,000
Net loss through June 30, 1998                            --            --            --            --    (1,985,789)   (1,985,789)
                                                   ---------  ------------  ------------  ------------  ------------  ------------
Balance at June 30, 1998                           9,536,337  $     95,363  $  5,263,333  $ 16,913,555  $(16,479,363) $  5,792,888
                                                   =========  ============  ============  ============  ============  ============
















   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

(1)      BASIS OF PRESENTATION

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. As such, they should be read in conjunction with the Company's audited financial statements on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for the future interim periods or for the full year ending December 31, 1998.

                  REVENUE RECOGNITION

                  Revenue from the sale of personalized videotapes is recognized when the Company delivers the videotapes to the customer. Non-refundable deposits from customers received in advance of videotape delivery are recorded as customer deposits and are included in other current liabilities in the balance sheet. During the first three quarters of 1997, the Company recorded non-refundable deposits from customers as revenue. During the fourth quarter of 1997, the Company changed its method of accounting for non-refundable deposits from customers and deferred the revenue until the event occurred. The impact of this change in accounting principle was not material to the Company's financial position or results of operations.

(2)       RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which is required to be adopted in fiscal years beginning after December 15, 1997. This statement requires the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company adopted SFAS No. 130 on January 1, 1998. The adoption of SFAS No. 130 did not have a material impact on the Company's financial position or results of operations as comprehensive income is equal to net income for all periods presented.

                  In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The Company will adopt SFAS No. 131 effective December 31, 1998.

                  SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years ending after June 15, 1999. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability at its fair value. The Company intends to adopt SFAS 133 in 1999 and expects that the adoption of this pronouncement will not have a material impact on the Company's financial position since the Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

 (3) FINANCINGS

         (a)      JUNE FINANCING

                  On June 13, 1997, the Company arranged a three-year $7.5 million debt and convertible equity facility (the "June Financing") with a group of investment funds (the "Funds"). The Company issued and sold to the Funds certain securities, including convertible notes (the "Notes") which are convertible into the Company's preferred stock (the "Preferred Stock"), pursuant to the Securities Purchase Agreement, dated as of June 13, 1997 (the "Agreement"), among the Company and the Funds.

                  Interest payments on the Notes are, at the option of the Company, payable in cash or in shares of common stock. During the six months ended June 30, 1998 the Company issued an aggregate of 18,768 shares of the Company's common stock (the "Common Stock") for payment of interest due of $62,219.

                  On February 6, 1998, $6 million principal amount of outstanding Notes were converted into 6,000 shares of Preferred Stock. The Preferred Stock has a liquidation preference of $1,000 per share and is senior to the Common Stock with respect to dividends, liquidation and dissolution. Each share of Preferred Stock entitles the holder to an annual dividend of 8.25%, payable on a quarterly basis, which dividend increases to 18% in certain situations as specified in the Amended Certificate of Designation with respect to the Preferred Stock. During the first six months of 1998 the Company issued an aggregate of 75,068 shares of Common Stock for payment of dividends due on the Preferred Stock of $248,875. Holders of the shares of Preferred Stock do not have voting rights, except upon the occurrence of certain events that would affect the preferences and rights of the Preferred Stock. Each share of Preferred Stock is convertible into Common Stock at the lesser of: (i) $6.00 per share of Common Stock or (ii) a discount ranging from 15% to 22.5% of the market price of the Common Stock at the time of conversion; in certain circumstances, the conversion price may be as low as 50% of the market price of the Common Stock at the time of conversion. The Preferred Stock is redeemable by the Company at any time at its option. The intrinsic value of the above described beneficial conversion feature ($1,350,000) has been recognized as an increase in additional paid-in-capital and a decrease in Preferred Stock. This beneficial conversion factor is being amortized as an embedded Preferred Stock dividend through December 31, 1998 (the date the conversion feature resumes).

                  The Board of Directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of Preferred Stock.

                  The remaining $1.5 million of outstanding Notes (reflected in the accompanying balance sheet net of discount) held by the Funds have become secured debt pursuant to a security agreement, dated February 6, 1998 (the "Security Agreement"), between the Company and H.W. Partners, L.P., as agent for and representative of the Funds. With respect to such $1.5 million in outstanding Notes, the Funds have been granted a security interest in the collateral described in the Security Agreement, which includes all of the Company's unrestricted cash deposit accounts, accounts receivable, inventory and equipment and fixtures excluding the vans.

                  On March 16, 1998, the Company sold an additional 1,550 shares of Preferred Stock to the Funds in exchange for non-marketable securities with an aggregate fair value of $1,550,000. The securities consist of warrants to acquire common shares of various publicly traded companies and the fair value has been determined using the Black Scholes model. During the first six months of 1998 the Company issued an aggregate of 3,805 shares of Common Stock for payment of dividends due of $13,143. On April 20, 1998, the Company redeemed the 1,550 shares of Preferred Stock from the Funds in exchange for the non-marketable securities mentioned above.

                  As a condition to the consummation of the Marion Equity Financing (see Note 3(b)), the Company entered into the Agreement and Second Amendment to Bridge Securities Purchase Agreement and Related Documents, dated March 27, 1998 (the "Second Amendment"), among the Company and the Funds. Pursuant to the Second Amendment, the Funds agreed that they would not convert, prior to December 31, 1998, any shares of Preferred Stock or any principal amount of the Notes into shares of Common Stock, unless a "Material Transaction" (defined as a change of control of the Company, a transfer of all or substantially all of the Company's assets or a merger of the Company into another entity) has occurred. Further, the Funds agreed that they would not, prior to March 31, 1999, publicly sell any shares of Common Stock owned or acquired by the Funds, unless a Material Transaction has occurred; the Funds are permitted, after June 30, 1998 and subject to the Company's right of first refusal, to privately sell any shares of Common Stock that they own or acquire, provided the purchaser agrees in writing to be bound by the same resale restrictions.

                  The Funds have granted to the Company an option to redeem the Preferred Stock and the Notes owned by the Funds. If the Company had redeemed such Preferred Stock and Notes on or before June 30, 1998, the redemption price would have been 80% of the principal amount outstanding of the Notes being redeemed, or 80% of the liquidation preference of the Preferred Stock being redeemed, plus accrued interest and dividends in the event that all of the Preferred Stock and Notes owned by the Funds were not redeemed by June 30, 1998. If the redemption of the Notes and Preferred Stock is after June 30, 1998 but on or before December 31, 1998, the 80% referred to in the preceding sentence shall increase by 2% per month, up to 90% in December 1998. If the redemption of the Notes and Preferred Stock occurs after December 31, 1998, the redemption price shall be as provided in the Agreement between the Company and the Funds. The Company is required to redeem all of the Preferred Stock outstanding prior to redemption of any of the Notes. In addition, the Funds have granted to the Company and to Marion (see Note 3(b)) an option to acquire, on or before March 31, 1999, all of the shares of Common Stock owned by the Funds. As of June 30, 1998, the Company had not redeemed any of the Preferred Stock or Notes.

                  In connection with the Second Amendment, the Funds received 100,000 shares of Common Stock, as well as the right to receive 200,000 additional shares of Common Stock in the event that all of the Preferred Stock and Notes owned by the Funds have not been redeemed by the Company by June 30, 1998. The 200,000 additional shares of Common Stock were issued on July 1, 1998. Further, the exercise price of the warrants issued in June 1997 with the Agreement has been reduced from $10.675 per share to $3.25 per share and the exercise price of the warrants issued in December 1997 has been reduced from $4.00 per share to $3.25 per share. The fair values of the issuances of Common Stock and the repricing of the warrants has been recorded as financing costs. The Company has registered all of such shares of Common Stock (including the shares underlying warrants) under the Securities Act of 1933, as amended, effective April 15, 1998.

         (b)      MARION EQUITY FINANCING

                  In March 1998, the Company entered into a Purchase Agreement (the "Marion Agreement") with Marion Interglobal, Ltd., an investment group ("Marion"), or its assigns. The Marion Agreement calls for the Company to receive up to $11,000,000 from Marion in exchange for shares of Common Stock as explained herein. Pursuant to the Marion Agreement, the purchase of Common Stock is to occur in three tranches as follows: (i) on March 27, 1998 the Company sold to Marion 1,200,000 shares of Common Stock for an aggregate consideration of $3,000,000 which was received on April 16, 1998; (ii) on June 30, 1998, the Company sold to Marion 800,000 shares of Common Stock for an aggregate consideration of $2,000,000; and (iii) on or prior to September 30, 1998 the Company may sell a number of shares of Common Stock (to be determined by when the closing occurs, which would range from 2,666,667 shares to 3,200,000 shares) for an aggregate consideration of $6,000,000. The third tranche is contingent on Marion's satisfaction that the Company has met or exceeded the financial targets expected by Marion, in its sole discretion. The Company has agreed to use the $6,000,000 in proceeds from the third tranche to redeem the Notes and Preferred Stock issued in the June Financing. The Company paid transaction fees to Marion upon completion of each tranche as follows: (i) 1,200,000 shares of Common Stock for the first $3,000,000 tranche; (ii) 800,000 shares of Common Stock for the second $2,000,000 tranche; and (iii) no additional fee for the completion of the third tranche. The Company issued an additional 10,000 shares as a finders fee in connection with this financing. The issuance and sale of Common Stock in the first and second tranches issued to Marion, was approved by the Company's stockholders at the special shareholder meeting held on May 15, 1998.

                  Further, upon the consummation of the second tranche of the Marion Agreement, Mr. Alan Lubell, a director of the Company, transferred 250,000 shares of Common Stock to Marion, which shares were registered under the Securities Act of 1933, as amended, effective April 15, 1998.

                  Pursuant to the Marion Agreement, Marion was the representative of a group of investors and was entitled to assign its rights to receive shares of Common Stock from the Company and Mr. Lubell. Marion exercised this right and allocated the shares of Common Stock from the Company and Mr. Lubell to various unrelated investors and retained 876,000 shares for its own account. Marion is controlled by Ronald Seale, who became Chairman of the Board of the Company in the second quarter of 1998 and presently holds 976,000 shares.

                  In addition, if the third tranche of the aforementioned financing is completed, then until March 30, 2001, the Company is required to obtain the prior written consent of Marion before the consummation of any additional financing transaction except for any credit facilities or lines of credit with lenders or equipment financing arrangements. Further, the Company may not redeem the warrants issued in the initial public offering without the prior written consent of Marion.

                  As a condition to the consummation of this equity financing, the Company renegotiated the terms of its outstanding Notes and Preferred Stock with the Funds (see Note 3(a) for details).

         (c)      EQUIPMENT FINANCING

                  In August 1997, the Company entered into an equipment financing facility whereby the Company will be provided with up to $2.5 million in financing by September 1998. The facility provides the Company with equipment financing of $100,000 per van for 25 vans, each of which is anticipated to cost approximately $150,000. The Company has drawn on $800,000 of the facility to finance eight vans purchased in May 1997. The outstanding balance bears interest at the rate of 11.62% and is payable in 36 consecutive monthly payments of $25,328 which commenced in August 1997, followed by one balloon payment of $47,040. The Company has pledged to the lender a certificate of deposit in the aggregate amount of $200,000 in connection with the financing of the first eight vans which is included in "Investments--Restricted" in the accompanying June 30, 1998 balance sheet.

                  The Company acquired certain fixed assets under capital leases totaling $913,170. As a condition of the leases the Company is required, throughout the term of the leases, to post letters of credit in the aggregate amount of $538,902 for collateral on the leases. The letters of credit were issued from the Company's bank and the Company pledged one of its investment funds with a balance of $623,012 as security, which is included in "Investments--Restricted" in the accompanying June 30, 1998 balance sheet.

(4)      EMPLOYMENT AGREEMENTS

                  The Company currently has employment agreements with three executive employees which expire on December 31, 2000. The agreements provide for aggregate minimum annual compensation of approximately $463,750 in 1998, $540,000 in 1999, and
                  $600,000 in 2000. The agreements are automatically renewed thereafter for additional one-year periods unless the Company or the employees provide timely notice of termination. The agreements also provide for potential performance bonuses and severance payments ranging from three to twelve months.

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

                  As of June 3, 1997, the Company, Norman and Great White Shark executed an amendment (the "Amendment") to the Agreement. Norman, Great White Shark and the Company agreed to restructure the terms of the payments due to Norman under the Agreement by: (i) altering the payments such that Norman will receive 102,000 in shares of Common Stock; (ii) changing the schedule of the payments such that they will be paid to Norman over a period of time from January 1998 through April 2000; and (iii) granting to Norman options to purchase 25,000 shares of Common Stock. Such options are exercisable at a price of $10.00 per share, vest immediately and are exercisable at Norman's discretion at any time prior to their expiration on June 30, 2000.

                  The Amendment restructures the payments to Norman as follows:
                  1997 - as of December 31, 1997 $600,000 was paid; 1998 -
                  $700,000 to be paid in addition to 30,000 shares of Common Stock to be issued during the year; 1999 - $1,200,000 to be paid in addition to 48,000 shares of Common Stock to be issued during the year; and 2000 - $480,000 to be paid in addition to 24,000 shares of Common Stock to be issued during the first three months of the year.

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

         (6)    STOCK OPTION PLAN

                  The Company applies APB Opinion No. 25 in accounting for its 1996 Stock Option Plan. Had the Company determined compensation cost based on fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share for the six months ended June 30, 1997 and 1998 would have increased to $4,609,316 and $.98 and $2,088,765 and $.44, respectively.

                            VISUAL EDGE SYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                  The Company's primary focus is concentrated on marketing and sales efforts. The Company's marketing strategy is to sell ONE-ON-ONE videotapes to (a) various organizers of amateur corporate, charity and member golf tournaments (who typically offer gifts to tournament participants), golf professionals at private and daily fee golf courses and driving ranges and indoor event planners who organize trade shows, conventions, sales meetings, retail store openings and promotions and automobile dealer showroom promotions, (b) corporations who will give the ONE-ON-ONE WITH GREG NORMAN lesson as customer and employee appreciation gifts instead of gifts such as golf balls with logos, fruit baskets or chocolates, (c) individual golfers or persons who wish to give a gift to a golfer via the Internet and (d) corporations who will use the ONE-ON-ONE product as an incentive to entice individuals to purchase or use their product or service. To implement its marketing and business strategy, the Company has built 16 mobile ONE-ON-ONE production facilities ("vans") equipped with video and personal computer equipment to market, promote and produce the Company's products. The Company locates its ONE-ON-ONE vans in selected geographic areas that service golf courses and driving ranges throughout the United States, and has placed its first 16 vans in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, Ohio, Pennsylvania, Texas and Ontario, Canada, and is in the process of developing additional vans. The Company also intends to open, in the fall, ONE-ON-ONE videotaping centers in or around Atlanta, Boston, Chicago, Cleveland, Dallas/Ft Worth, Detroit, Fort Lauderdale, Long Island, Los Angeles, New York, Philadelphia, San Diego and Washington DC/Baltimore, which centers will allow recipients of ONE-ON-ONE gift certificates to redeem their certificates and receive their personalized ONE-ON-ONE video golf lesson.

         RESULTS OF OPERATIONS

                  For the three months ended June 30, 1998 ("Q2-98") as compared to the three months ended June 30, 1997 ("Q2-97") and for the six months ended June 30, 1998 ("Y2-98") as compared to the six months ended June 30, 1997 ("Y2-97").

                  Sales for Q2-98 increased 164% to $1,047,145, as compared to $397,015 for Q1-97 and sales for Y2-98 increased 115% to $1,281,150, as compared to $596,751 for Y2-97. During the quarter ended December 31, 1997, the Company changed its method of accounting for non-refundable event deposits from customers. For quarters prior to the fourth quarter of 1997, the Company recorded advance deposits from customers as revenue. Beginning in the fourth quarter of 1997, advance deposits from customers were deferred until the event occurred. The impact of this change in accounting method was not material to the Company's financial position or results of operations. In Y2-98 the Company recorded only revenue that was earned, with non-refundable deposits from customers reflected on the balance sheet as current liabilities. Under the new policy, sales in Q2-97 increased 276% from $278,331, as compared to $1,047,145 in Q2-98, and sales for Y2-97 increased 248% from $368,569, as compared to $1,281,150 in Y2-98. The increase in sales in 1998 as compared to 1997 is primarily due to the Company's marketing efforts. In addition, the Company had additional vans in use for the first six months of 1998 as compared to the first six months of 1997.

                  For Q2-98 the Company had a gross profit of $431,710, as compared to a gross profit of $173,272 for Q2-97 and for Y2-98 had a gross profit of $249,141, as compared to a gross profit of $143,891 for Y2-97. Under the new accounting method regarding non-refundable deposits from customers, gross profit in Q2-97 would have been $54,588 or a gross margin of 20%, as compared to $431,710 or a gross margin of 41% in Q2-98. Gross loss for Y2-97 would have been $84,291, as compared to a gross profit of $249,141 for Y2-98. The increase in gross profit in 1998 as compared to 1997 is primarily due to significant training costs for van operators that were incurred in 1997 and were significantly decreased in 1998, as well as low initial sales during the Company's start-up phase in 1997.

                  Operating expenses for Q2-98 decreased 52% to $1,016,939, as compared to $2,121,446 for Q2-97 and operating expenses for Y2-98 decreased 30% to $2,107,562, as compared to $3,020,975 for Y2-97. The decrease in operating expenses reflects reductions in corporate overhead and start-up expenses that were incurred in 1997.

                  The Company earned $57,946 in interest income for the six month period ending June 30, 1998, as compared to $35,634 for the six month period ending June 30, 1997. Interest expense for the six month period ending June 30, 1998 was $135,588, as compared to $109,265 for the six month period ending June 30, 1997. The increase in interest expense is primarily due to the equipment financings.

                  Operating loss for Q2-98 decreased 70% to $585,229, as compared to $1,948,175 for Q2-97 and for Y2-98 decreased 35% to $1,858,421, as compared to $2,877,085 for Y2-97. Net loss for Q2-98 decreased 75% to $670,581, as compared to $2,673,829 for Q2-97 and for Y2-98 decreased 46% to $1,985,789, as compared to $3,699,268 for Y2-97. Net loss per share for Q2-98 decreased 71% to $.16, as compared to $.56 for Q2-97 and for Y2-98 decreased 46% to $.43 as compared to $.79 for Y2-97. Under the new accounting method regarding non-refundable deposits from customers, operating loss in Q2-97 would have been $2,066,858, as compared to $585,229 for Q2-98, a 72% decrease and for Y2-97 would have been $3,105,266, as compared to $1,858,421 for Y2-98, a 40% decrease. Net loss for Q2-97 would have been $2,792,512, as compared to $670,581 for Q2-98, a 76% decrease and for Y2-97 would have been $3,927,449, as compared to $1,985,789 for Y2-98, a 49%
                  decrease. Net loss per share for Q2-97 would have been $.59, as compared to $.16 for Q2-98, a 73% decrease and for Y2-97 would have been $.83, as compared to $.43 for Y2-98, a 48% decrease. The decreases in operating and net loss in 1998 as compared to 1997 resulted from increased gross profit and decreased operating expenses in 1998. The decrease in net loss per share in 1998 as compared to 1997 is attributable to both a decrease in net loss and an increase in the number of shares outstanding partially offset by Preferred Stock dividends recorded in 1998.

         LIQUIDITY AND CAPITAL RESOURCES

                  On June 30, 1998, the Company had cash and cash equivalents of $2,114,960, unrestricted short-term investments (certificates of deposit) of $1,750,000 and working capital of $3,746,961, as compared to cash and cash equivalents of $224,429, unrestricted short-term investments (certificates of deposit) of $1,080,000 and working capital of $788,323 at December 31, 1997. Net cash used in operating activities for Y2-98 was $1,660,161, which was used to fund the Company's losses. Net cash used in investing activities was $913,942 and $4,464,634 was provided by financing activities for a total increase in cash and cash equivalents of $1,890,531. Net cash used in operating activities for Y2-97 was $3,138,490. Net cash provided by investing and financing activities in Y2-97 was $1,277,344 and $2,304,896, respectively, for a total increase in cash and cash equivalents in Y2-97 of $443,750.

                  On June 30, 1998, the Company had stockholders' equity of $5,792,888, as compared to a stockholders' deficit of $1,137,662 at December 31, 1997.

                  Based on the recently completed securities purchase agreement for additional financing as detailed more fully in Note 3(b) to the unaudited financial statements, the Company anticipates that its current capital resources, when combined with anticipated cash flows from operations, will be sufficient to satisfy the Company's contemplated working capital requirements for approximately the next twelve months.

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

ITEM 2.      CHANGES IN SECURITIES

             The following is a description of all sales of unregistered securities by the Company during the quarterly period ended June 30, 1998. All of such sales were private placements made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and no underwriters were involved in such placements.

             In March 1998, the Company entered into a Purchase Agreement (the Marion Agreement) with Marion Interglobal, Ltd., an investment group (Marion). The Marion Agreement calls for the Company to receive up to $11,000,000 from Marion in exchange for shares of Common Stock as explained herein. Pursuant to the Marion Agreement, the purchase of Common Stock is to occur in three tranches as follows: (i) on March 27, 1998 the Company sold to Marion 1,200,000 shares of Common Stock for an aggregate consideration of $3,000,000; (ii) on June 30, 1998, the Company sold to Marion 800,000 shares of Common Stock for an aggregate consideration of $2,000,000; and (iii) on or prior to September 30, 1998 the Company may sell a number of shares of Common Stock (to be determined by when the closing occurs, which would range from 2,666,667 shares to 3,200,000 shares) for an aggregate consideration of $6,000,000. The third tranche is contingent on Marion's satisfaction that the Company has met or exceeded the financial targets expected by Marion, in its sole discretion. The Company has agreed to use the $6,000,000 in proceeds from the third tranche to redeem certain Notes and Preferred Stock issued in June 1997. The Company paid transaction fees to Marion upon completion of each tranche as follows: (i) 1,200,000 shares of Common Stock for the first $3,000,000 tranche; (ii) 800,000 shares of Common Stock for the second $2,000,000 tranche; and (iii) no additional fee for the completion of the third tranche.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.      OTHER INFORMATION

             None

EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                   3.1              Certificate of Incorporation of the Company, as amended (Incorporated by reference to
                                    Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form
                                    SB-2 (Registration No. 333-5193) effective July 24, 1996).

                   3.2              Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2
                                    (Registration No. 333-5193) effective July 24, 1996).

                   4.1              Form of Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2
                                    (Registration No. 333-5193) effective July 24, 1996).

                   4.2              Form of Specimen Redeemable Warrant Certificate (Incorporated by reference to Exhibit
                                    4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2
                                    (Registration No. 333-5193) effective July 24, 1996).

                   4.3              Form of Warrant Agreement between the Company and Whale Securities Co., L.P.
                                    (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on
                                    Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

                   4.4              Form of Warrant among American Stock Transfer & Trust Company, the Company and Whale
                                    Securities Co., L.P. (Incorporated by reference to Exhibit 4.4 to the Registrant's
                                    Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24,
                                    1996).

                   4.5              Form of Warrant Certificate issued to investors in the March 1997 Bridge Financing
                                    (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on
                                    Form SB-2 (Registration No. 333-24675) filed April 7, 1997).

                   4.6              Form of Common Stock Purchase Warrant issued to investors in the June 1997 Bridge
                                    Financing (Incorporated by reference to Exhibit 99.4 to the Registrant's Current
                                    Report on Form 8-K filed June 23, 1997).

                   4.7              Form of Convertible Note issued to investors in the June 1997 Bridge Financing
                                    (Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form
                                    8-K filed June 23, 1997).

                   4.8              Form of Common Stock Purchase Warrant issued to Vision Financial Group, Inc.
                                    (Incorporated by reference to Exhibit 4.8 to the Registrant's Quarterly Report on
                                    Form 10-QSB filed November 14, 1997).

                   4.9              Form of Common Stock Purchase Warrant issued to investors in the June 1997 Bridge
                                    Financing in connection with the amendment to such financing (Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed
                                    February 9, 1998).



                  10.1              License Agreement, dated March 1, 1995, between Great White Shark Enterprises, Inc.
                                    and the Company, as supplemented (Incorporated by reference to Exhibit 10.1 to the
                                    Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193)
                                    effective July 24, 1996).

                  10.2              Amendment to License Agreement, dated as of June 3, 1997, by and among, the Company,
                                    Greg Norman and Great White Shark Enterprises, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed June 27, 1997).

                  10.3              Employment Agreement, dated as of January 1, 1996, between Earl Takefman and the
                                    Company (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration
                                    Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

                  10.4              Employment Agreement, dated as of January 1, 1996, between Alan Lubell and the
                                    Company (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration
                                    Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

                  10.5              Employment Agreement, dated as of May 1, 1996, between Thomas S. Peters and the
                                    Company (Incorporated by reference to Exhibit 10.5 to the Registrant's
                                    Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

                  10.6              License Agreement, dated as of November 1, 1996, between the Company and Visual Edge
                                    Systems (Australia) Pty. Ltd. (Incorporated by reference to Exhibit 10.6 to the
                                    Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193)
                                    effective July 24, 1996).

                  10.7              Form of Consulting Agreement between the Company and Whale Securities Co., L.P.
                                    (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement
                                    on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

                  10.8              Amended and Restated 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2 (Registration No.
                                    333-23519) filed April 7, 1997).

                  10.9              Employment Agreement, dated as of June 1, 1996, between the Company and Richard Parker
                                    (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant's
                                    Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

                  10.10             Assignment, dated April 19, 1996, from Thomas S. Peters to the Company (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2
                                    (Registration No. 333-5193) effective July 24, 1996).

                  10.11             Share and Warrant Purchase Agreement, dated as of February 27, 1997, between the Company and Status-One Investments Inc. (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24675)
                                    filed April 7, 1997).


                  10.12             Bridge Securities Purchase Agreement, dated as of June 13, 1997, among the Company and
                                    Infinity Investors Limited, Infinity Emerging Opportunities Limited, Sandera
                                    Partners, L.P. and Lion Capital Partners, L.P. (collectively, the Funds) (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 23, 1997).

                  10.13             Registration Rights Agreement, dated as of June 13, 1997, between the Company and the
                                    Funds (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on
                                    Form 8-K filed June 23, 1997).

                  10.14             Transfer Agent Agreement, dated as of June 13, 1997, among the Company, the Funds and American
                                    Stock Transfer & Trust Company (Incorporated by reference to Exhibit 99.3 to the Company's
                                    Report on Form 8-K filed June 23, 1997).

                  10.15             Purchase Agreement, dated as of March 27, 1998, among the Company and Marion Interglobal, Ltd.
                                    (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for
                                    the fiscal year ended December 31, 1997).

                  10.16             Registration Rights Agreement, dated as of March 27, 1998, among the Company and Marion
                                    Interglobal, Ltd. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

                  10.17             Second Agreement to Bridge Securities Purchase Agreement and Related Documents, dated as of
                                    March 27, 1998, among the Company, Infinity Investors Limited, Infinity Emerging Opportunities
                                    Limited, Summit Capital Limited (as the transferee of Sandera Partners, L.P.) and Glacier
                                    Capital Limited (as the transferee of Lion Capital Partners, L.P.) (Incorporated by reference to
                                    Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December
                                    31, 1997).

                  10.18             First Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of
                                    December 31, 1997, among the Company, Infinity Investors Limited, Infinity Emerging
                                    Opportunities Limited, Summit Capital Limited (as the transferee of Sandera Partners, L.P.) and
                                    Glacier Capital Limited (as the transferee of Lion Capital Partners, L.P.). (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed February 6,
                                    1998).

                  10.19             Security Agreement, dated February 6, 1998, between the Company and HW Partners, L.P., as agent for and representative of the Funds. (Incorporated by reference to Exhibit 99.2 to the
                                    Registrant's Current Report on Form 8-K filed February 6, 1998).


                 10.20             Form of Warrant Certificate. (Incorporated by reference to Exhibit 99.3 to the Registrant's
                                   Current Report on Form 8-K filed February 6, 1998).

                 27                Financial Data Schedule *

                                  * Filed herewith




(b)  Reports on Form 8-K

     The Company did not file any Form 8-Ks during this period.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VISUAL EDGE SYSTEMS INC.



                                /s/ Earl T. Takefman
                                --------------------------------
                                Earl T. Takefman
August 10, 1998                 Chief Executive Officer




                                /s/ Melissa Forzly
                                --------------------------------
                                Melissa Forzly
August 10, 1998                 Chief Financial Officer