Form 10QSB
period 1998-09-30
VISUAL EDGE SYSTEMS INC
filed 1998-11-12
CIK 1015172

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 UNITED STATES

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

         As of November 12, 1998, the registrant had 9,835,852 shares of common stock and 2,230,000 redeemable warrants outstanding, of which 1,495,000 are publicly traded.

                            VISUAL EDGE SYSTEMS INC.

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Balance Sheets
              September 30, 1998 (unaudited) and December 31, 1997            3
         Statements of Operations
              Three and Nine Months Ended September 30, 1998 and 1997
              (unaudited)                                                     4
         Statements of Cash Flows
              Nine Months Ended September 30, 1998 and 1997 (unaudited)       5
         Statements of  Stockholders' Equity for the Nine Months
              Ended September 30, 1998 (unaudited) and the Year Ended
              December 31, 1997                                               6
         Notes to Financial Statements                                     7-12

ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   13-16

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   17

ITEM 2.  Changes in Securities                                               17

ITEM 3.  Defaults Upon Senior Securities                                     17

ITEM 4.  Submission to Matters to a Vote of Security Holders                 17

ITEM 5.  Other Information                                                   17

ITEM 6.  Exhibits and Reports on Form 8-K                                 18-21

         Signatures                                                          22

                            VISUAL EDGE SYSTEMS INC.
                                 BALANCE SHEETS


                                                                                          SEPTEMBER 30, 1998
                                                               DECEMBER 31, 1997              (UNAUDITED)
                                                               -----------------          ------------------
                       ASSETS
Current Assets:
  Cash and Cash Equivalents                                       $    224,429               $     48,460
  Certificates of Deposit                                            1,080,000                  2,800,000
  Accounts Receivable                                                   23,917                    100,107
  Inventory                                                             72,771                    141,278
  Prepaid Expenses-Advance Royalties                                   350,000                    871,600
  Other Current Assets                                                 217,225                    109,542
                                                                  ------------               ------------
            Total Current Assets                                     1,968,342                  4,070,987

Fixed Assets, net                                                    2,632,826                  2,368,584
Intangible Assets, net                                                 286,986                    195,740
Other Assets                                                               449                        734
Investments-Restricted (Note 3(c))                                     812,719                    823,012
                                                                  ------------               ------------
            Total Assets                                          $  5,701,322               $  7,459,057
                                                                  ============               ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts Payable                                                $    344,884               $    230,587
  Accrued Expenses                                                     173,605                     51,500
  Other Current Liabilities                                            121,266                    275,359
  Current Maturities of Equipment Loans                                540,264                    540,264
                                                                  ------------               ------------
            Total Current Liabilities                                1,180,019                  1,097,710
Equipment Loans                                                        661,939                    308,211
Convertible Debt                                                     4,997,026                  1,121,523
                                                                  ------------               ------------
            Total Liabilities                                        6,838,984                  2,527,444
                                                                  ------------               ------------
            Commitments and Contingencies (Notes 4 and 5)

             STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 1997 and
  6,000 shares issued and outstanding at September 30, 1998                 --                  5,631,666
Common Stock, $.01 par value, 20,000,000 shares authorized,
  5,316,696 shares issued and outstanding at December 31,
  1997 and 9,826,852 issued and outstanding at September
  30, 1998                                                              53,167                     98,268
Additional Paid in Capital                                          12,427,394                 17,157,056
Accumulated Deficit                                                (13,618,223)               (17,955,377)
                                                                  ------------               ------------
           Total Stockholders' Equity (Deficit)                     (1,137,662)                 4,931,613
                                                                  ------------               ------------
          Total Liabilities & Stockholders' Equity (Deficit)      $  5,701,322               $  7,459,057
                                                                  ============               ============



   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                            STATEMENTS OF OPERATIONS


                                                                  UNAUDITED                           UNAUDITED
                                                         -----------------------------      ----------------------------
                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                         -----------------------------      ----------------------------
                                                            1997              1998             1997             1998
                                                         -----------       -----------      -----------      -----------
Sales                                                    $   518,365       $   921,114      $ 1,115,116      $ 2,202,264

Cost of sales                                                465,456           612,180          918,316        1,644,189
                                                         -----------       -----------      -----------      -----------

Gross Profit                                                  52,909           308,934          196,800          558,075
                                                         -----------       -----------      -----------      -----------
Operating Expenses:
  General and Administrative                               1,685,966           810,702        3,607,014        2,313,060
  Selling and Marketing                                      772,420           268,524        1,669,091          848,611
  Financing Fees                                                  --            50,000          150,125           75,117
  Non-cash Stock Compensation Expense                             --                --           53,132               --
                                                         -----------       -----------      -----------      -----------
           Total Operating Expenses                        2,458,386         1,129,226        5,479,362        3,236,788
                                                         -----------       -----------      -----------      -----------
           Operating Loss                                 (2,405,477)         (820,292)      (5,282,562)      (2,678,713)
                                                         -----------       -----------      -----------      -----------

Other (Income) Expenses:
  Interest Income                                             11,744            11,185           47,378           69,131
  Interest Expense                                          (204,573)          (63,723)        (313,838)        (199,311)
  Amortization of Deferred Financing Fees                   (273,879)         (109,726)      (1,022,431)        (159,452)
                                                         -----------       -----------      -----------      -----------
           Total Other Income (Expenses)                    (466,708)         (162,264)      (1,288,891)        (289,632)
                                                         -----------       -----------      -----------      -----------
           Net Loss before Extraordinary Item             (2,872,185)         (982,556)      (6,571,453)      (2,968,345)

Extraordinary item - write off of financing fees in
 connection with extinguishment of debt                           --                --         (750,000)              --
                                                         -----------       -----------      -----------      -----------

           Net Loss                                       (2,872,185)         (982,556)      (7,321,453)      (2,968,345)

Preferred Stock dividend                                          --          (493,458)              --       (1,368,809)
                                                         -----------       -----------      -----------      -----------
Net Loss available to common stockholders                $(2,872,185)      $(1,476,014)     $(7,321,453)     $(4,337,154)
                                                         ===========       ===========      ===========      ===========

  Net Loss per Share, basic and diluted:                 $     (0.59)      $     (0.15)     $     (1.54)     $     (0.56)
                                                         ===========       ===========      ===========      ===========
Weighted average common shares outstanding                 4,848,227         9,743,065        4,755,400        7,699,841
                                                         ===========       ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                        ------------------------------
                                                                                            1997              1998
                                                                                        -----------        -----------
Operating activities:
Net loss                                                                                $(7,321,453)       $(2,968,345)
Adjustments to reconcile net loss to net cash used in operating activities:
  Non-cash stock compensation expense                                                       150,125             25,117
  Non-cash stock financing fees                                                              53,132                 --
  Non-cash interest expenses                                                                     --             93,500
  Depreciation and amortization                                                             989,521            676,716
  Amortization of deferred financing expenses                                             1,022,431            159,452
  Extraordinary item                                                                        750,000                 --
  Changes in assets and liabilities:
    Increase in accounts receivable                                                         (55,083)           (76,190)
    (Increase) decrease in other current assets                                                  --            107,683
    Increase in prepaid expense - advance royalties                                         (50,000)          (311,600)
    Increase in inventory                                                                   (44,407)           (68,507)
    Increase in other assets                                                                   (129)           (10,578)
    Increase (decrease) in accounts payable                                                 166,135           (114,297)
    Decrease in accrued expenses                                                            (17,429)          (122,105)
    Increase in other current liabilities                                                    32,008            154,093
                                                                                        -----------        -----------
            Net cash used in operating activities                                        (4,325,149)        (2,455,061)
                                                                                        -----------        -----------
Investing activities:
  Capital expenditures                                                                   (1,689,634)          (321,228)
  Purchases of short-term investments                                                    (3,500,000)        (3,750,000)
  Proceeds from the sale of short-term investments                                        6,154,908          2,030,000
                                                                                        -----------        -----------
           Net cash provided by (used in) investing activities                              965,274         (2,041,228)
                                                                                        -----------        -----------
Financing activities:
  Proceeds from the issuance of common stock                                                128,000          4,750,000
  Repurchase common stock                                                                  (128,945)                --
  Repayment of borrowings                                                                (3,131,340)          (398,458)
  Payments of financing costs                                                              (490,000)           (31,222)
  Proceeds from borrowings                                                                7,054,598                 --
                                                                                        -----------        -----------
           Net cash provided by financing activities                                      3,432,313          4,320,320
                                                                                        -----------        -----------
           Net change in cash and cash equivalents                                           72,438           (175,969)
Cash and cash equivalents at beginning of period                                            233,117            224,429
                                                                                        -----------        -----------
Cash and cash equivalents at end of period                                              $   305,555        $    48,460
                                                                                        ===========        ===========
Supplemental schedule of cash related activities:
  Cash paid for interest                                                                $   129,932        $   105,811
                                                                                        ===========        ===========


Supplemental disclosure of non-cash related activities:
  - In February 1998, the Company, in connection with the June Financing, recorded $1,350,000 as an imputed dividend on its Preferred Stock, of which $981,666 has been amortized in the first nine months of 1998.

  - In the first quarter of 1998, $6,000,000 in principal amount of the Company's convertible debt was converted to preferred stock net of finance costs of $2,178,942.

  - In the first quarter of 1998, the Company issued 100,000 shares of common stock in connection with the Marion Equity Financing to the holder of the preferred stock. On July 31, 1998, the Company issued 200,000 shares of common stock to the holder of the preferred stock in connection with the Second Amendment to the June Financing.

  - In the first quarter of 1998, the Company sold 1,550 shares of preferred stock for non-marketable securities with an aggregate fair market value of $1,550,000. In the second quarter of 1998, the Company redeemed the 1,550 shares of preferred stock in exchange for the non-marketable securities.

  - In the second quarter of 1998, the Company issued 10,000 shares of common stock in connection with the Marion Equity Financing.

  - In the first nine months of 1998, the Company issued 21,000 shares of common stock for payment of advance royalties.

  - In the first nine months of 1998, the Company issued 144,085 shares of common stock for payment of dividends totaling $387,143 on its preferred stock.


   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
              THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)

                                                   Common Stock                       Additional
                                               --------------------     Preferred       Paid-in      Accumulated
                                                 Shares     Amount        Stock         Capital         Deficit          Total
                                               ---------    -------    -----------    -----------    ------------     ------------
Balance at December 31, 1996                   4,615,000    $46,150    $        --    $ 6,481,159    $ (2,862,653)    $  3,664,656

Common stock issued in connection
 with the March bridge financing                 100,000      1,000             --        999,000              --        1,000,000
Warrants issued in connection with
 the March bridge financing                           --         --             --        665,000              --          665,000
Common stock issued in connection with
 the June convertible financing                  288,025      2,880             --      1,755,619              --        1,758,499
Warrants issued in connection with
 the June convertible financing                       --         --             --        962,012              --          962,012
Common stock issued by shareholders
 for services                                    270,000      2,700             --        997,300              --        1,000,000
Options and warrants issued by
 shareholders for services                            --         --             --        458,237              --          458,237
Exercise of options                               25,000        250             --        127,750              --          128,000
Issuance of common stock for payment
 of interest on convertible debt                  65,671        657             --        333,101              --          333,758
Repurchase and cancellation of common
 stock                                           (47,000)      (470)            --       (351,784)             --         (352,254)
Net loss                                              --         --             --             --     (10,755,570)     (10,755,570)
                                               ---------    -------    -----------    -----------    ------------     ------------
Balance at December 31, 1997                   5,316,696     53,167             --     12,427,394     (13,618,223)      (1,137,662)

Preferred stock issued in connection
 with the June financing conversion                   --         --      6,000,000     (2,178,942)             --        3,821,058
Intrinsic value of conversion feature                 --         --     (1,350,000)     1,350,000              --               --
Preferred stock embedded dividend                     --         --        981,666             --        (981,666)              --
Sale of preferred stock in connection
 with the June convertible financing                  --         --      1,550,000             --              --        1,550,000
Common stock issued in connection with
 the Marion equity financing                   4,010,000     40,100             --      4,678,678              --        4,718,778
Common stock and warrants issued in
 connection with the June convertible
 financing amendment                             300,000      3,000             --        191,284              --          194,284
Redemption of preferred stock in connection
 with the June convertible financing                  --         --     (1,550,000)            --              --       (1,550,000)
Issuance of common stock for payment
 of dividends on preferred stock                 144,085      1,441             --        385,702        (387,143)              --
Issuance of common stock for payment
 of interest on convertible debt                  35,071        350             --         93,150              --           93,500
Issuance of common stock for payment
 of prepaid royalties                             21,000        210             --        209,790              --          210,000
Net loss through September 30, 1998                   --         --             --             --      (2,968,345)      (2,968,345)
                                               ---------    -------    -----------    -----------    ------------     ------------
Balance at September 30, 1998                  9,826,852    $98,268    $ 5,631,666    $17,157,056    $(17,955,377)    $  4,931,613
                                               =========    =======    ===========    ============   ============     ============





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

     PREPAID EXPENSES-ADVANCE ROYALTIES

     As discussed in Note 5, the Company is required to pay a royalty payment of 8% of all net revenues. Guaranteed minimum royalty payments are recorded as a prepaid expense and are expensed as revenues are earned. The Company continually evaluates the expected realization of the carrying value of the prepaid royalty over the next twelve month period and, if necessary, reduces the carrying value by expensing the prepaid royalty to reflect management's best estimate of the amounts to be recovered in future periods. The Company is currently renegotiating the payment terms of its agreement with Greg Norman and Great White Shark Enterprises, Inc. and is preparing its forecasts for 1999. Both of these events have an impact on the appropriate carrying value of the prepaid royalty. The Company intends to make a final evaluation for fiscal 1998 when the renegotiations of the payment terms to Greg Norman and Great White Shark Enterprises and the 1999 forecasts are completed. This evaluation may result in a reduction of the carrying value of the prepaid royalty for fiscal 1998.

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The Company will adopt SFAS No. 131 effective December 31, 1998.

     SFAS No. 133 ,"Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years ending after June 15, 1999. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability at its fair value. The Company intends to adopt SFAS 133 in 1999 and expects that the adoption of this pronouncement will not have a material impact on the Company's financial position since the Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

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

     Interest payments on the Notes are, at the option of the Company, payable in cash or in shares of common stock. During the nine months ended September 30, 1998 the Company issued an aggregate of 35,071 shares of the Company's common stock (the "Common Stock") in lieu of cash interest payments of $93,500.

     On February 6, 1998, $6 million principal amount of outstanding Notes were converted into 6,000 shares of Preferred Stock. The Preferred Stock has a liquidation preference of $1,000 per share and is senior to the Common Stock with respect to dividends, liquidation and dissolution. Each share of Preferred Stock entitles the holder to an annual dividend of 8.25%, payable on a quarterly basis, which dividend increases to 18% in certain situations as specified in the Amended Certificate of Designation with respect to the Preferred Stock. During the first nine months of 1998 the Company issued an aggregate of 140,280 shares of Common Stock in lieu of cash dividends due on the Preferred Stock of $374,000. Holders of the shares of Preferred Stock do not have voting rights, except upon the occurrence of certain events that would affect the preferences and rights of the Preferred Stock. Each share of Preferred Stock is convertible into Common Stock at the lesser of: (i) $6.00 per share of Common Stock or
     (ii) a discount ranging from 15% to 22.5% of the market price of the Common Stock at the time of conversion; in certain circumstances, the conversion price may be as low as 50% of the market price of the Common Stock at the time of conversion. The Preferred Stock is redeemable by the Company at any time at its option. The intrinsic value of the above described beneficial conversion feature ($1,350,000) has been recognized as an increase in additional paid-in-capital and a decrease in Preferred Stock. This beneficial conversion factor is being amortized as an embedded Preferred Stock dividend through December 31, 1998 (the date the conversion feature resumes).

     The Board of Directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of Preferred Stock.

     The remaining $1.5 million of outstanding Notes (reflected in the accompanying balance sheet net of discount) held by the Funds are secured debt pursuant to a security agreement, dated February 6, 1998 (the "Security Agreement"), between the Company and H.W. Partners, L.P., as agent for and representative of the Funds. With respect to such $1.5 million in outstanding Notes, the Funds have been granted a security interest in the collateral described in the Security Agreement, which includes all of the Company's unrestricted cash deposit accounts, accounts receivable, inventory and equipment and fixtures excluding the vans.

     On March 16, 1998, the Company sold an additional 1,550 shares of Preferred Stock to the Funds in exchange for non-marketable securities with an aggregate fair market value of $1,550,000. The securities consist of warrants to acquire common shares of various publicly traded companies and the fair value has been determined using the Black Scholes model. During the first nine months of 1998 the Company issued an aggregate of 3,805 shares of Common Stock for payment of dividends due of $13,143. On April 20, 1998, the Company redeemed the 1,550 shares of Preferred Stock from the Funds in exchange for the non-marketable securities mentioned above.

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

     The Funds have granted to the Company an option to redeem the Preferred Stock and the Notes owned by the Funds. If the Company had redeemed such Preferred Stock and Notes on or before June 30, 1998, the redemption price would have been 80% of the principal amount outstanding of the Notes being redeemed, or 80% of the liquidation preference of the Preferred Stock being redeemed, plus accrued interest and dividends in the event that all of the Preferred Stock and Notes owned by the Funds were not redeemed by June 30, 1998. If the redemption of the Notes and Preferred Stock is after June 30, 1998 but on or before December 31, 1998, the 80% referred to in the preceding sentence increases by 2% per month, up to 90% in December 1998. If the redemption of the Notes and Preferred Stock occurs after December 31, 1998, the redemption price shall be as provided in the Agreement between the Company and the Funds. The Company is required to redeem all of the Preferred Stock outstanding prior to redemption of any of the Notes. In addition, the Funds have granted to the Company and to Marion (see Note 3(b)) an option to acquire, on or before March 31, 1999, all of the shares of Common Stock owned by the Funds. As of September 30, 1998, the Company had not redeemed any of the Preferred Stock or Notes.

     In connection with the Second Amendment, the Funds received 100,000 shares of Common Stock, as well as the right to receive 200,000 additional shares of Common Stock in the event that all of the Preferred Stock and Notes owned by the Funds have not been redeemed by the Company by June 30, 1998. The 200,000 additional shares of Common Stock were issued on July 1, 1998. Further, the exercise price of the warrants issued in June 1997 pursuant to the Agreement has been reduced from $10.675 per share to $3.25 per share and the exercise price of the warrants issued in December 1997 has been reduced from $4.00 per share to $3.25 per share. The fair values of the issuances of Common Stock and the repricing of the warrants has been recorded as financing costs. The Company has registered all of such shares of Common Stock (including the shares underlying warrants) under the Securities Act of 1933, as amended, effective April 15, 1998.

     (b) MARION EQUITY FINANCING

     In March 1998, the Company entered into a Purchase Agreement (the "Marion Agreement") with Marion Interglobal, Ltd., an investment group ("Marion"), or its assigns. The Marion Agreement calls for the Company to receive up to $11,000,000 from Marion in exchange for shares of Common Stock as explained herein. Pursuant to the Marion Agreement, the purchase of Common Stock is to occur in three tranches as follows: (i) on March 27, 1998, the Company sold to Marion 1,200,000 shares of Common Stock for an aggregate consideration of $3,000,000 which was received on April 16, 1998; (ii) on June 30, 1998, the Company sold to Marion 800,000 shares of Common Stock for an aggregate consideration of $2,000,000; and (iii) on or prior to September 30, 1998 the Company may sell a number of shares of Common Stock (to be determined by when the closing occurs, which would range from 2,666,667 shares to 3,200,000 shares) for an aggregate consideration of $6,000,000. The third tranche was contingent on Marion's satisfaction that the Company met or exceeded certain unspecified financial targets expected by Marion, in its sole discretion and Marion was under no firm obligation to complete this tranche. The third tranche of the Marion Agreement was not completed by Marion due to market conditions. Pursuant to the Marion Agreement the Company agreed to use the proceeds of the third tranche to redeem the Notes and Preferred stock issued in the June Financing. The Company paid transaction fees to Marion upon completion of each tranche as follows: (i) 1,200,000 shares of Common Stock for the first $3,000,000 tranche; (ii) 800,000 shares of Common Stock for the second $2,000,000 tranche; and (iii) no additional fee for the completion of the third tranche. The Company issued an additional 10,000 shares as a finders fee in connection with this financing. The issuance and sale of Common Stock in the first and second tranches issued to Marion, was approved by the Company's stockholders at the special shareholder meeting held on May 15, 1998.

     Further, upon the consummation of the second tranche of the Marion Agreement, Mr. Alan Lubell, a former director of the Company, transferred 250,000 shares of Common Stock to Marion, which shares were registered under the Securities Act of 1933, as amended, effective April 15, 1998.

     Pursuant to the Marion Agreement, Marion was the representative of a group of investors and was entitled to assign its rights to receive shares of Common Stock from the Company and Mr. Lubell. Marion exercised this right and allocated the shares of Common Stock from the Company and Mr. Lubell to various unrelated investors and retained 876,000 shares for its own account. Marion is controlled by Ronald Seale who became Chairman of the Board of the Company on June 3, 1998 and presently holds 976,000 shares of Common Stock.

     Further, the Company may not redeem the warrants issued in the initial public offering without the prior written consent of Marion.

     As a condition to the consummation of this equity financing, the Company renegotiated the terms of its outstanding Notes and Preferred Stock with the Funds (see Note 3(a) for details).

     (c) EQUIPMENT FINANCING

     In August 1997, the Company entered into an equipment financing facility whereby the Company will be provided with up to $2.5 million in financing. The facility provides the Company with equipment financing of $100,000 per van for 25 vans, each of which is anticipated to cost approximately $150,000. The Company has drawn on $800,000 of the facility to finance eight vans purchased in May 1997. The outstanding balance bears interest at the rate of 11.62% and is payable in 36 consecutive monthly payments of $25,328 which commenced in August 1997, followed by one balloon payment of $47,040. The Company has pledged to the lender a certificate of deposit in the aggregate amount of $200,000 in connection with the financing of the first eight vans which is included in "Investments-Restricted" in the accompanying September 30, 1998 balance sheet.

     The Company acquired certain fixed assets under capital leases totaling $913,170. As a condition of the leases the Company is required, throughout the term of the leases, to post letters of credit in the aggregate amount of $538,902 for collateral on the leases. The letters of credit were issued from the Company's bank and the Company pledged one of its investment funds with a balance of $623,012 as security, which is included in "Investments-Restricted" in the accompanying September 30, 1998 balance sheet.

(4)  EMPLOYMENT AGREEMENTS

     The Company currently has employment agreements with three executive employees which expire on December 31, 2000. The agreements provide for aggregate minimum annual compensation of approximately $463,750 in 1998, $540,000 in 1999 and $600,000 in 2000.

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

     The Company is currently negotiating to restructure the terms of the payments due to Norman under the Amendment (see Note 1 Prepaid Expenses-Advanced Royalties). Failure to successfully restructure the payments to Norman may adversely affect the Company's ability to fund future operations.

(6)  STOCK OPTION PLAN

     The Company applies APB Opinion No. 25 in accounting for its 1996 Stock Option Plan. Had the Company determined compensation cost based on fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share for the nine months ended September 30, 1997 and 1998 would have increased to $7,936,525 and $1.83 and $3,122,809 and $.58, respectively.

                            VISUAL EDGE SYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Visual Edge Systems Inc. (the "Company") which represents the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. Such factors include, but are not limited to, the Company's limited availability of cash and working capital; operating losses and accumulated deficit; limited operating history; risks related to operations; competition; risk related to trademarks and proprietary rights; dependence on management; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

     The Company's primary focus is concentrated on marketing and sales efforts. The Company's marketing strategy is to sell ONE-ON-ONE videotapes to (a) various organizers of amateur corporate, charity and member golf tournaments (who typically offer gifts to tournament participants), golf professionals at private and daily fee golf courses and driving ranges and indoor event planners who organize trade shows, conventions, sales meetings, retail store openings and promotions and automobile dealer showroom promotions, (b) corporations who will give the ONE-ON-ONE WITH GREG NORMAN lesson as customer and employee appreciation gifts instead of gifts such as golf balls with logos, fruit baskets or chocolates, (c) individual golfers or persons who wish to give a gift to a golfer via the Internet and (d) corporations who will use the ONE-ON-ONE product as an incentive to entice individuals to purchase or use their product or service. To implement its marketing and business strategy, the Company has built 16 mobile ONE-ON-ONE production facilities ("vans") equipped with video and personal computer equipment to market, promote and produce the Company's products. The Company locates its ONE-ON-ONE vans in selected geographic areas that service golf courses and driving ranges throughout the United States, and has placed its first 16 vans in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania, Texas and Ontario, Canada, and is in the process of developing additional vans. The Company has also opened authorized ONE-ON-ONE videotaping centers in key cities throughout the country including Atlanta, Boca Raton, Boston, Chicago, Cleveland, Dallas, Detroit, Long Island, Los Angeles, Miami, New York, Philadelphia, Phoenix, San Diego, San Francisco, San Jose, Secaucus, Toronto, and Washington DC/Baltimore, which centers will allow recipients of ONE-ON-ONE gift certificates to redeem their certificates and receive their personalized ONE-ON-ONE video golf lesson. These centers are permanent, part time locations which the Company has developed in partnership with existing retail establishments such as driving ranges, golf courses, retailers and automobile dealerships. The Company is marketing the gift certificate program as corporate incentives and promotional products and is selling direct to golfers via the Company's web site, CBS-Sportsline, and advertisements placed in golf magazines and other industry periodicals. Sales to corporations are handled by the Company's sales force and independent sales representatives. The Company also plans to launch an infomercial in the first quarter of 1999.

RESULTS OF OPERATIONS

For the three months ended September 30, 1998 ("Q3-98") as compared to the three months ended September 30, 1997 ("Q3-97") and for the nine months ended September 30, 1998 ("Y3-98") as compared to the nine months ended September 30, 1997 ("Y3-97").

     Sales for Q3-98 increased 78% to $921,114, as compared to $518,365 for Q3-97 and sales for Y3-98 increased 97% to $2,202,264, as compared to $1,115,116 for Y3-97. During the quarter ended December 31, 1997, the Company changed its method of accounting for non-refundable event deposits from customers. For quarters prior to the fourth quarter of 1997, the Company recorded advance non-refundable deposits from customers as revenue. Beginning in the fourth quarter of 1997, advance non-refundable deposits from customers were deferred until the event occurred. The impact of this change in accounting method was not material to the Company's financial position or results of operations. In Y3-98 the Company recorded only revenue that was earned, with non-refundable deposits from customers reflected on the balance sheet as current liabilities. Under the new policy, sales in Q3-97 increased 126% from $407,877, as compared to $921,114 in Q3-98, and sales for Y3-97 increased 184% from $776,446, as compared to $2,202,264 in Y3-98. The increase in sales in 1998 as compared to 1997 is primarily due to the Company's marketing efforts. In addition, the Company had additional vans in use for the first nine months of 1998 as compared to the first nine months of 1997.

     For Q3-98 the Company had a gross profit of $308,934, as compared to a gross profit of $52,909 for Q3-97 and for Y3-98 had a gross profit of $558,075, as compared to a gross profit of $196,800 for Y3-97. Under the new accounting method regarding non-refundable deposits from customers, gross loss in Q3-97 would have been $57,579 or a gross margin of -14%, as compared to a gross profit of $308,934 or a gross margin of 34% in Q3-98. Gross loss for Y3-97 would have been $141,870, as compared to a gross profit of $558,075 for Y3-98. The increase in gross profit in 1998 as compared to 1997 is primarily due to significant training costs for van operators that were incurred in 1997 and were significantly decreased in 1998, as well as low initial sales during the Company's start-up phase in 1997.

     Operating expenses for Q3-98 decreased 54% to $1,129,226, as compared to $2,458,386 for Q3-97 and operating expenses for Y3-98 decreased 41% to $3,236,788, as compared to $5,479,362 for Y3-97. The decrease in operating expenses reflects reductions in corporate overhead and start-up expenses that were incurred in 1997.

     The Company earned $69,131 in interest income for the nine month period ending September 30, 1998, as compared to $47,378 for the nine month period ending September 30, 1997. Interest expense for the nine month period ending September 30, 1998 was $199,311, as compared to $313,838 for the nine month period ending September 30, 1997. The decrease in interest expense is primarily due to the conversion of the June Financing Notes to Preferred Stock (see Note 3(a)).

     Operating loss for Q3-98 decreased 54% to $820,292, as compared to $2,405,477 for Q3-97 and for Y3-98 decreased 49% to $2,678,713, as compared to $5,282,562 for Y3-97. Net loss before extraordinary item for Q3-98 decreased 66% to $982,556, as compared to $2,872,185 for Q3-97 and for Y3-98 decreased 55% to $2,968,345, as compared to $6,571,453 for Y3-97. Net loss per share for Q3-98 decreased 74% to $.15, as compared to $.59 for Q3-97 and for Y3-98 decreased 63% to $.56 as compared to $1.54 for Y3-97. Under the new accounting method regarding non-refundable deposits from customers, operating loss in Q3-97 would have been $2,515,965, as compared to $820,292 for Q3-98, a 67% decrease and for Y3-97 would have been $5,621,232, as compared to $2,678,713 for Y3-98, a 52% decrease. Net loss for Q3-97 would have been $2,982,673, as compared to $982,556 for Q3-98, a 67% decrease and for Y3-97 would have been $6,910,123, as compared to $2,968,345 for Y3-98, a 57% decrease. Net loss per share for Q3-97 would have been $.62, as compared to $.15 for Q3-98, a 75% decrease and for Y3-97 would have been $1.61, as compared to $.56 for Y3-98, a 65% decrease. The decreases in operating and net loss in 1998 as compared to 1997 resulted from increased gross profit and decreased operating expenses in 1998. The decrease in net loss per share in 1998 as compared to 1997 is attributable to both a decrease in net loss and an increase in the number of shares outstanding which is partially offset by Preferred Stock dividends recorded in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 1998, the Company had cash and cash equivalents of $48,460, unrestricted short-term investments (certificates of deposit) of $2,800,000 and working capital of $2,973,277, as compared to cash and cash equivalents of $224,429, unrestricted short-term investments (certificates of deposit) of $1,080,000 and working capital of $788,323 at December 31, 1997. Net cash used in operating activities for Y3-98 was $2,455,061, which was used to fund the Company's losses. Net cash used in investing activities was $2,041,228 and $4,320,320 was provided by financing activities for a total decrease in cash and cash equivalents of $175,969. Net cash used in operating activities for Y3-97 was $4,325,149. Net cash provided by investing and financing activities in Y2-97 was $965,274 and $3,432,313, respectively, for a total increase in cash and cash equivalents in Y3-97 of $72,438.

     On September 30, 1998, the Company had stockholders' equity of $4,931,613, as compared to a stockholders' deficit of $1,137,662 at December 31, 1997.

     The Company anticipates that its current capital resources, when combined with anticipated cash flows from operations and based on the successful completion of the renegotiations of the payment terms of its agreement with Norman and Great White Shark, will be sufficient to satisfy the Company's contemplated working capital requirements for approximately the next twelve months. There can be no guarantee that the Company's anticipated cash flow from operations and sales will be realized or the renegotiations of the payments terms with Norman and Great White Shark will be successful. Failure to achieve one or both of these may adversely affect the Company's ability to fund future operations.

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

YEAR 2000 COMPUTER ISSUE

     The SEC has issued guidance stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the Year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties very minimally, if at all. The Company has assessed the Year 2000 readiness of internal accounting and operating systems and communicated with key customers and suppliers regarding their exposure to Year 2000 issues. Based on the results of these actions, the Company believes the Year 2000 issue will not have a material impact on the Company's business or operations.

                            VISUAL EDGE SYSTEMS INC.

                          PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             The Company is not presently a party to any material litigation.

ITEM 2.      CHANGES IN SECURITIES

             None

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

     10.3 Employment Agreement, dated as of January 1, 1996, between Earl Takefman and the Company, as amended (Filed herewith and Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24,
          1996).

     10.4 Employment Agreement, dated as of May 1, 1996, between Thomas S. Peters and the Company, as amended (Filed herewith and Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24,
          1996).

     10.5 License Agreement, dated as of November 1, 1996, between the Company and Visual Edge Systems (Australia) Pty. Ltd. (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

     10.6 Form of Consulting Agreement between the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

     10.7 Amended and Restated 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-23519) filed April 7, 1997).

     10.8 Employment Agreement, dated as of June 1, 1996, between Richard Parker and the Company, as amended (Filed herewith and Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

     10.9 Assignment, dated April 19, 1996, from Thomas S. Peters to the Company (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

    10.10 Share and Warrant Purchase Agreement, dated as of February 27, 1997, between the Company and Status-One Investments Inc. (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24675) filed April 7, 1997).

    10.11 Bridge Securities Purchase Agreement, dated as of June 13, 1997, among the Company and Infinity Investors Limited, Infinity Emerging Opportunities Limited, Sandera Partners, L.P. and Lion Capital Partners, L.P. (collectively, the "Funds") (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 23, 1997).

    10.12 Registration Rights Agreement, dated as of June 13, 1997, between the Company and the Funds (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed June 23, 1997).

    10.13 Transfer Agent Agreement, dated as of June 13, 1997, among the Company, the Funds and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 99.3 to the Company's Report on Form 8-K filed June 23, 1997).

    10.14 Purchase Agreement, dated as of March 27, 1998, among the Company and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit
          10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

    10.15 Registration Rights Agreement, dated as of March 27, 1998, among the Company and Marion Interglobal, Ltd. (Incorporated by reference to
          Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

    10.16 Second Agreement to Bridge Securities Purchase Agreement and Related Documents, dated as of March 27, 1998, among the Company, Infinity Investors Limited, Infinity Emerging Opportunities Limited, Summit Capital Limited (as the transferee of Sandera Partners, L.P.) and Glacier Capital Limited (as the transferee of Lion Capital Partners, L.P.) (Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
          1997).

    10.17 First Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of December 31, 1997, among the Company, Infinity Investors Limited, Infinity Emerging Opportunities Limited, Summit Capital Limited (as the transferee of Sandera Partners, L.P.) and Glacier Capital Limited (as the transferee of Lion Capital Partners, L.P.). (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed February 6, 1998).

    10.18 Security Agreement, dated February 6, 1998, between the Company and HW Partners, L.P., as agent for and representative of the Funds. (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed February 6, 1998).

    10.19 Form of Warrant Certificate. (Incorporated by reference to Exhibit
          99.3 to the Registrant's Current Report on Form 8-K filed February 6,
          1998).

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

                                                     VISUAL EDGE SYSTEMS INC.




                                                     /s/ Earl T. Takefman
                                                     --------------------------
                                                     Earl T. Takefman
November 12, 1998                                    Chief Executive Officer




                                                     /s/ Melissa Forzly
                                                     --------------------------
                                                     Melissa Forzly
November 12, 1998                                    Chief Financial Officer