Form 10KSB
period 1998-12-31
VISUAL EDGE SYSTEMS INC
filed 1999-03-31
CIK 1015172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  UNITED STATES

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to ____________________

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

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

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

                                      Yes [X]     No__________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Registrant's revenue for its most recent fiscal year:  $2,632,213

The aggregate market value of the Registrant's Common Stock (the "Common Stock"), $.01 par value, held by non-affiliates as of March 23, 1999, based on the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market, was: $4,182,875.

As of March 23, 1999, there were 10,398,440 shares of the Registrant's Common Stock and 1,930,000 redeemable warrants outstanding, of which 1,495,000 are publicly traded.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 1998 are incorporated by reference into Part III of this Form 10-KSB.

                            VISUAL EDGE SYSTEMS INC.

                                TABLE OF CONTENTS

                                                                                             PAGE

                                     PART I

ITEM 1.           Description of Business                                                     4

ITEM 2.           Description of Property                                                    14

ITEM 3.           Legal Proceedings                                                          14

ITEM 4.           Submission of Matters to a Vote of Securityholders                         15

                                     PART II

ITEM 5.           Market for Common Equity and Related Stockholder Matters                   16

ITEM 6.           Management's Discussion and Analysis or Plan of Operation                  17

ITEM 7.           Financial Statements                                                       20

ITEM 8.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                   42

                                    PART III

ITEM 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                          43

ITEM 10.          Executive Compensation                                                     43

ITEM 11.          Security Ownership of Certain Beneficial Owners and Management             43

ITEM 12.          Certain Relationships and Related Transactions                             43

ITEM 13.          Exhibits, Financial Statements Schedules, and Reports on Form 8-K          44


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

         INDUSTRY OVERVIEW

                  Golf has become an increasingly popular form of sport and entertainment in recent years. According to the National Golf Foundation, consumer spending on golf-related activities, including green fees, golf equipment and related merchandise, increased from approximately $12.7 billion in 1989 to approximately $15.1 billion in 1994 to approximately $16.3 billion in 1998. The number of golfers and golf courses and driving ranges has also increased and golf industry participants have sought to increase public awareness and provide greater access to golfers of all ages and income levels.

         PRODUCTS

                  The Company has developed six full swing personalized ONE-ON-ONE golf lessons with Greg Norman for both right- and left-handed golfers. The Company's personalized products include a lesson stressing basic golf fundamentals for either males or females, a lesson geared towards senior golfers, an advanced lesson for lower-handicap players and a "follow-up" lesson which measures a golfer's improvement from prior lessons. The Company also plans to eventually develop additional videotape golf lessons, such as short game, sand play and putting lessons.

         RELATIONSHIP WITH GREG NORMAN

                  Pursuant to a license agreement, as amended, by and among the Company, Greg Norman and Great White Shark Enterprises, Inc. (the "Greg Norman License"), Greg Norman granted to the Company a worldwide license to use his name, likeness and endorsement and certain trademarks owned by him in connection with the production and promotion of the Company's products. The Greg Norman License originally required the Company to make minimum guaranteed royalty payments to Mr. Norman; however, as a result of a recent amendment, there are no longer any guaranteed payments required, a royalty of all the Company's sales of its products. As of December 31, 1998, the Company has paid Mr. Norman $1,300,000 in cash and has issued to him 602,000 shares of Common Stock, as well as an option to purchase 125,000 shares of the Company's Common Stock at $1.00 per share. The original term of the Greg

                  Norman License expires on December 31, 2001. The Company's business and prospects are dependent upon the Company's continued association with Greg Norman.

                  The Greg Norman License prohibits Greg Norman from granting similar rights to any person with respect to any concept which is the same as or confusingly similar to the Company's concept or products and does not prohibit the Company from entering into similar endorsement agreements with other athletes or instructors.

         MARKETING AND DISTRIBUTION

                  The Company's marketing strategy is to sell ONE-ON-ONE videotapes to (a) various organizers of amateur corporate, charity and member golf tournaments (who typically offer gifts to tournament participants), golf professionals at private and daily fee golf courses and driving ranges and indoor event planners who organize trade shows, conventions, sales meetings, retail store openings and promotions and automobile dealer showroom promotions, (b) corporations who will give the ONE-ON-ONE WITH GREG NORMAN lesson as customer and employee appreciation gifts instead of gifts such as golf balls with logos, fruit baskets or chocolates, (c) individual golfers or persons who wish to give a gift to a golfer via the Internet or a planned thirty minute infomercial, and (d) corporations who will use the ONE-ON-ONE product as an incentive to entice individuals to purchase or use their product or service. To implement its marketing and business strategy, the Company has built 17 mobile ONE-ON-ONE production facilities ("vans") equipped with video and personal computer equipment to market, promote and produce the Company's products. The Company locates its ONE-ON-ONE vans in selected geographic areas that service golf courses and driving ranges throughout the United States, and has placed its first vans in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania, Texas and Ontario, Canada. The Company has also opened authorized ONE-ON-ONE videotaping centers in key cities throughout the country which allow recipients of ONE-ON-ONE infomercial or gift certificates to redeem their certificates and receive their personalized ONE-ON-ONE video golf lesson. These centers are permanent, part time locations which the Company has developed in partnership with existing retail establishments such as driving ranges, golf courses, retailers and automobile dealerships. The Company is marketing the gift certificate program as corporate incentives and promotional products and is selling direct to golfers via the Company's web site. Sales to corporations are handled by the Company's sales force and independent sales representatives. The Company also plans to test its infomercial in the second quarter of 1999.

         FINANCING TRANSACTIONS

                  MARCH FINANCING

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

                  INFINITY FINANCING

                  On June 13, 1997, the Company arranged a three-year $7.5 million debt and convertible equity facility (the "Infinity Financing") with a group of investment funds (the "Funds"). The Company issued and sold to the Funds the following securities pursuant to the Securities Purchase Agreement, dated June 13, 1997 (the "Agreement"), among the Company and the Funds: (i) 8.25% unsecured convertible notes (the "Notes") in the aggregate principal amount of $7,500,000 with a maturity date of three years from the date of issuance, subject to the mandatory automatic exchange of $5 million of the Notes for Preferred Stock, par value $.01 per share, which Notes were convertible into shares of Common Stock (the "Note Conversion Shares") at any time and from time to time commencing January 1, 1998 at the option of the holder thereof subject to certain limitations on conversion set forth in the Agreement; (ii) 93,677 shares of Common Stock subject to adjustment (the "Grant Shares"); and (iii) five-year warrants (the "June Warrants") to purchase 100,000 shares of Common Stock (the "Warrant Shares") at an exercise price equal to $10.675. The net proceeds to the Company from the sale of the Notes, Grant Shares and June Warrants was $7,236,938. In addition, the Company issued 14,052 shares (the "IPO Underwriters Shares") of Common Stock to the underwriter in the Company's initial public offering as a fee for services rendered in connection with the transactions contemplated by the Agreement.

                  Pursuant to the Agreement, the Company was required to issue additional Grant Shares (the "Additional Grant Shares") to the Funds in the event that the closing bid price of Common Stock for each trading day during any consecutive 10 trading days from June 13, 1997, through December 31, 1997, did not equal at least $10.00 per share. The Company issued 180,296 Additional Grant Shares during the fourth quarter of 1997.

                  Interest payments on the Notes are, at the option of the Company, payable in cash or in shares of Common Stock. During 1997 and 1998 the Company issued an aggregate of 65,671 shares and 80,989 shares (collectively, the "Interest Shares"), respectively, for payment of interest due.

                  On February 6, 1998, the Company entered into the First Amendment to the Securities Purchase Agreement and Related Documents, dated December 31, 1997 (the "First Amendment"), among the Company and the Funds. Pursuant to the First Amendment, the Funds converted $6 million aggregate principal amount of the Notes into the Company's Series A Convertible Preferred Stock (the "Preferred Stock"). In addition, the "Maximum Conversion Price" (as defined in the First Amendment) at which shares of Preferred Stock are convertible into Common Stock (the "Stock Conversion Shares") is $6.00, subject to adjustment in certain circumstances.

                  Dividends on the Preferred Stock and the Series A-2 Preferred Stock (as hereinafter defined) are, at the option of the Company, payable in cash or in shares of Common Stock. During 1998, the Company issued an aggregate of 302,755 shares (the "Dividend Shares") for payment of dividends.

                  The remaining $1.5 million of outstanding Notes held by the Funds have become secured debt pursuant to a Security Agreement, dated as of February 6, 1998 (the "Security Agreement"), between the Company and H.W. Partners, L.P., as agent for and representative of the Funds. With respect to such $1.5 million in outstanding Notes, the Funds have been granted a security interest in the collateral described in the Security Agreement, which includes all of the Company's unrestricted cash deposit accounts, accounts receivable, computer software, inventory and equipment and fixtures excluding the vans.

                  The Company issued to the Funds an aggregate of 200,000 warrants (the "New Warrants"), each to purchase one share of Common Stock (collectively, the "New Warrant Shares") at an exercise price equal to $4.00 per share.

                  On March 16, 1998, the Company sold an additional 1,550 shares of Preferred Stock to the Funds in exchange for marketable securities with an aggregate value of $1,550,000. In connection therewith, the Funds as the holders of the majority of the outstanding shares of Preferred Stock, obtained the right to appoint one director to the Company's Board of Directors, although they had not named such director as of December 31, 1998.

                  As a condition to the consummation of the Marion Equity Financing (as defined in and described in "Marion Equity Financing" and Note 5(c) in the accompanying financial statements), the Company entered into the Agreement and Second Amendment to Bridge Securities Purchase Agreement and Related Documents (the "Second Amendment"), dates March 27, 1998, among the Company and the Funds. Pursuant to the Second Amendment, the Funds agreed that they would not convert, prior to December 31, 1998, any shares of Preferred Stock or any principal amount of the Notes into shares of Common Stock, unless a "Material Transaction" (defined as a change of control of the Company, a transfer of all or substantially all of the Company's assets or a merger of the Company into another entity) has occurred. Further, the Funds agreed that they would not, prior to March 31, 1999, publicly sell any shares of Common Stock owned or acquired by the Funds, unless a Material Transaction has occurred; the Funds are permitted, after June 30, 1998, and subject to the Company's right of first refusal, to privately sell any shares of Common Stock that they own or acquire, provided the purchaser agrees in writing to be bound by the same resale restrictions.

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

                  In connection with the Second Amendment, the Funds received 100,000 shares of Common Stock. Furthermore, because the Company did not redeem all of the Preferred Stock and Notes owned by the Funds by June 30, 1998, the Funds received 200,000 additional shares of Common Stock. Further, the exercise price of the June Warrants was reduced from $10.675 per share to $3.25 per share and the exercise price of the New Warrants was reduced from $4.00 per share to $3.25 per share.

                  On December 29, 1998, the Company entered into the Third Amendment to Bridge Securities and Purchase Agreement and Related Documents (the "Third Amendment"), among the Company and Funds (or, if applicable, their respective transferees) (the "New Funds"). Pursuant to the Third Amendment, the Company agreed to retire all of the issued and outstanding shares of its Series A Convertible Preferred Stock and, in exchange therefor, issue to the New Funds a new class of Series A-2 Convertible Preferred Stock (the "Series A-2 Preferred Stock"). The Series A-2 Preferred Stock is senior to the Common Stock with respect to dividends, liquidation and dissolution. Prior to January 1, 2000, no dividends shall accrue or be payable on the Series A-2 Preferred Stock. Beginning on January 1, 2000, each share of Series A-2 Preferred Stock shall entitle the holder to an annual dividend of 8.25%, payable on a quarterly basis, which dividend shall increase to 18% in certain situations as specified in the Certificate of Designation with respect to the Series A-2 Preferred Stock.

                  The Third Amendment also revised the conversion price at which the Notes may be convertible into Common Stock and at which the Series A-2 Preferred Stock may be convertible into Common Stock (the "Series A-2 Conversion Shares"). The "Conversion Price" (as defined in the Third Amendment) applicable to the Company's outstanding Convertible Notes is $2.50 until January 1, 2000, inclusive, and $1.25 thereafter. The Conversion Price applicable to the Series A-2 Preferred Stock is (i) for the first $2,000,000 of aggregate liquidation preference of the Series A-2 Preferred Stock, $1.25, (ii) for the next $1,000,000 of aggregate liquidation preference of the Series A-2 Preferred Stock, $2.00 until June 30, 1999, inclusive, $1.375 from July 1, 1999 until January 1, 2000, inclusive, and $1.25 thereafter, and (iii) for any excess amounts of aggregate liquidation preference of the Series A-2 Preferred Stock, $2.50 until June 30, 1999, inclusive, $2.00 from July 1, 1999 until January 1, 2000, inclusive, and $1.25 thereafter.

                  The New Funds agreed to a limitation on their conversion rights, such that they may not convert any amount of convertible instruments or exercise any portion of warrants that would result in the sum of (a) the number of shares of Common Stock beneficially owned by the New Funds and their affiliates and (b) the number of shares of Common Stock issuable upon conversion of convertible instruments or exercise of warrants, exceeding 9.99% of the outstanding shares of Common Stock after giving effect to such conversion or exercise. The Third Amendment removed resale limitations on the New Funds.

                  Furthermore, as a means of retaining the Company's management and as an incentive for such management to pursue the Company's long-term goals, the Third Amendment provided that all outstanding stock options granted to the Chief Executive Officer, the President and Chief Operating Officer, and the Vice President of Operations and Technology be repriced to $1.00 per share and that all such options shall be immediately vested. The Company also agreed to reprice to $1.00 per share approximately 82,000 existing employee stock options, all such options to be immediately vested. In addition, the New Funds agreed to return to the Company the June Warrants and the New Warrants to purchase an aggregate of 284,000 shares, and the Company repriced 16,000 of these warrants to market value at $.781 per share that were exercised pursuant to the Third Amendment (as described below), provided that options to purchase 200,000 shares of Common Stock be granted to the President and Chief Operating Officer and options to purchase 100,000 shares of Common Stock be granted to the Vice

                  President of Operations and Technology, all such options to be immediately vested and to have an exercise price of $1.00 per share. Moreover, the Company granted 200,000 new stock options to the President and Chief Operating Officer all such options to be immediately vested and to have an exercise price of $1.00 per share.

                  Lastly, the New Funds agreed in the Third Amendment to exercise warrants to purchase shares of Common Stock to result in a total exercise price of approximately $12,500.

                  MARION EQUITY FINANCING

                  In March 1998, the Company entered into a Purchase Agreement (the "Marion Agreement") with Marion Interglobal, Ltd., an investment group ("Marion"), or its assigns. The Marion Agreement called for the Company to receive up to $11,000,000 from Marion in exchange for shares of Common Stock as explained herein. Pursuant to the Marion Agreement, the purchase of Common Stock was to occur in three tranches as follows: (i) on March 27, 1998, the Company sold to Marion 1,200,000 shares of Common Stock for an aggregate consideration of $3,000,000 which was received on April 16, 1998; (ii) on June 30, 1998, the Company sold to Marion 800,000 shares of Common Stock for an aggregate consideration of $2,000,000; and (iii) on or prior to September 30, 1998 the Company was to sell a number of shares of Common Stock (to be determined by when the closing occurs, which would range from 2,666,667 shares to 3,200,000 shares) for an aggregate consideration of $6,000,000. The third tranche was contingent on Marion's satisfaction that the Company met or exceeded certain unspecified financial targets expected by Marion, in its sole discretion. Marion was under no firm obligation to complete this tranche. The third tranche of the Marion Agreement was not completed by Marion due to market conditions. The Company paid transaction fees to Marion upon completion of each tranche as follows: (i) 1,200,000 shares of Common Stock for the first $3,000,000 tranche; and (ii) 800,000 shares of Common Stock for the second $2,000,000 tranche. The Company issued an additional 10,000 shares as a finders fee in connection with this financing.

                  Further, upon the consummation of the second tranche of the Marion Agreement, Mr. Alan Lubell, a former director of the Company, transferred 250,000 shares of Common Stock to Marion, which shares were registered under the Securities Act of 1933, as amended, effective April 15, 1998.

                  Pursuant to the Marion Agreement, Marion represented a group of investors and was entitled to assign its rights to receive shares of Common Stock from the Company and Mr. Lubell. Marion exercised this right and allocated the shares of Common Stock from the Company and Mr. Lubell to various unrelated investors and retained 876,000 shares for its own account. Marion is controlled by Ronald Seale who became Chairman of the Board of the Company on June 3, 1998, and presently holds 976,000 shares of Common Stock.

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

         EMPLOYEES

                  At December 31, 1998, the Company employed (directly or indirectly) four executive employees and 49 employees engaged in the operation of its offices and vans.

         EXECUTIVE OFFICERS OF THE COMPANY

                   NAME                           AGE      POSITION

                  ------------------------------- -------- ------------------------------------------
                  Earl T. Takefman                49       Chief Executive Officer and Director
                  ------------------------------- -------- ------------------------------------------
                  Richard Parker                  37       President and Chief Operating Officer
                  ------------------------------- -------- ------------------------------------------
                  Thomas Peters                   53       Vice President of Operations and
                                                           Technology
                  ------------------------------- -------- ------------------------------------------
                  Melissa Forzly                  40       Chief Financial Officer
                  ------------------------------- -------- ------------------------------------------

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

                  THOMAS PETERS has been Vice President of Operations and Technology of the Company since May 1996. Since July 1992, Mr. Peters has been the owner of Smart View ("Smart View"), a company he founded to design and develop computer golf software to be used by golf professionals when giving video golf lessons. In March 1995, Smart View was engaged as an independent consultant to the Company and was principally responsible for the development of the software used in the Company's products. Smart View also developed operating systems used by Golf Academy at PGA National and at the Doral Golf Learning Center, each in Florida. Prior to founding Smart View, Mr. Peters, for 26 years, held various positions at IBM Corporation, including Manager of Application Development from July 1989 to July 1992 and Personal Computer Product Planning Manager from 1984 to 1989. Mr. Peters graduated from Harper College at University of New York in 1967, with a B.A. in mathematics.

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

         RISK FACTORS

                  Readers of this annual report or any of the Company's press releases should carefully consider the following risk factors, in addition to the other information contained herein. This annual report and the Company's press releases contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby. Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified herein, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

                  SIGNIFICANT AND CONTINUING LOSSES. For the period from July 15, 1994 (inception) to December 31, 1998, the Company incurred an accumulated deficit of $20,302,283. The Company incurred a net loss of $4,846,792 for the year ending December 31, 1998 and it believes that it will incur continuing losses in 1999. Such losses will continue until, at the earliest, the Company generates sufficient revenues to offset the operating costs associated with commercializing its products.

                  UNCERTAINTY OF PROPOSED PLAN OF OPERATION AND MARKET ACCEPTANCE. The Company's plan of operation and prospects are largely dependent upon the Company's ability to achieve significant market acceptance for its products, establish and maintain satisfactory relationships with those who arrange golf events, successfully hire and retain skilled technical, marketing and other personnel, and successfully develop, equip and operate ONE-ON-ONE vans on a timely and cost effective basis. There can be no assurance that the Company will be able to continue to implement its business plan. Failure to implement its business plan would have a material adverse effect on the Company.

                   The Company's ONE-ON-ONE personalized videotape golf lesson is a new business concept and, accordingly, demand and market acceptance for the Company's products is subject to a high level of uncertainty. Achieving market acceptance for the Company's products will require significant efforts and expenditures by the Company to create awareness and demand. The Company's prospects will be significantly affected by its ability to successfully build an effective sales organization and develop a significant number of ONE-ON-ONE vans. The Company had limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company's strategy and preliminary and future marketing plans may be subject to change as a result of a number of factors, including progress or delays in the Company's marketing efforts, changes in market conditions. To the extent that the Company enters into third-party marketing and distribution arrangements in the future, it will be dependent on the marketing efforts of such third parties and in certain instances on the popularity and sales of their products. There can be no assurance that the Company's strategy will result in successful product commercialization or that the Company's efforts will result in initial or continued market acceptance for the Company's products.

                  CAPITAL RESOURCES. As a result of the Company's continuing losses and the low market price of its Common Stock, the Company believes that it will be very difficult, if not impossible, for it to raise additional capital in the future. As of March 24, 1999, the Company had a total of cash and cash equivalents and certificates of deposit of approximately $1,429,500. Thus, if the Company is unable to successfully implement its business plan and become profitable in the near future, it may exhaust its cash resources and will be unable to continue in business.

                  MINIMUM BID PRICE. On March 1,1999, the minimum bid price of the Company's shares had been less than $1.00 per share for thirty consecutive business days and in accordance with Nasdaq's listing requirements, the Company received notice from Nasdaq regarding the minimum bid price of the Company's shares. The Company must achieve compliance with Nasdaq's rules by June 1, 1999 or the Company's Common Stock will be delisted. According to Nasdaq's rules, the Company can achieve compliance if the minimum bid price of the Company's shares is above $1.00 per share for at least ten consecutive business days during the ninety-day compliance period. The Company may attempt to meet Nasdaq's rules by effecting a reverse stock spilt. Exclusion of our shares from Nasdaq would adversely affect the market price and liquidity of our equity securities.

                  DEPENDENCE ON GREG NORMAN LICENSE. Pursuant to the Greg Norman License (including several recent amendments), Greg Norman agreed to grant to the Company a worldwide license to use his name, likeness, endorsement and certain trademarks in connection with the production and promotion of the Company's products. The original term of the Greg Norman License expires on December 31, 2001. There may be a material adverse effect to the

                  Company if Greg Norman dies, becomes disabled, retires from tournament play, experiences a significant decline in the level of his tournament play, commits a serious crime or performs any act which adversely affects his reputation. The Company has obtained "key-man" insurance on the life of Greg Norman in the amount of $10,000,000.

                  POTENTIAL INFLUENCE ON MARKET OF SALE OF SHARES; DILUTION. As part of the Infinity Financing, the Company issued to the Funds, through December 31, 1998, an aggregate of 1,039,388 shares of Common Stock. In addition, the Company will be obligated to issue to the Funds additional shares if they decide to convert their Notes or shares of Preferred Stock into Common Stock. Conversion of some or all of the Notes or Preferred Stock would have a dilutive effect on the Company's stockholders. While no prediction can be made as to the effect that the sale of any of these shares will have on market prices of the Common Stock, the possibility that a substantial number of shares of Common Stock may be sold in the public market may adversely affect prevailing market prices and could impair the Company's ability to further raise capital through the sale of its equity securities. Additionally, there are currently outstanding options to purchase an aggregate of 1,874,039 shares of Common Stock at exercise prices ranging from $1.00 to $10.75 per share, and outstanding warrants (including the IPO warrants) to purchase an aggregate of 1,930,000 shares of Common Stock at exercise prices ranging from $3.25 to $10.00. Exercise of any of the foregoing options or warrants will have a dilutive effect on the Company's stockholders. Furthermore, holders of such options or warrants are more likely to exercise them at times when the Company could obtain additional equity capital on terms that are more favorable to us than those provided in the options or warrants. As a result, exercise of the options or warrants may adversely affect the terms of such financing.

                  DEPENDENCE ON LIMITED PRODUCT LINE AND PRODUCT OBSOLESCENCE. The Company is entirely dependent on the sales of a limited product line to generate revenues and on the commercial success of its products. There can be no assurance that the Company's products will prove to be commercially viable. Failure to achieve commercial viability would have a material adverse effect on the Company. The markets for the Company's products may be characterized by rapidly changing technology which could result in product obsolescence or short product life cycles. Accordingly, the ability of the Company to compete may be dependent upon the Company's ability to continually enhance and improve its software. There can be no assurance that competitors will not develop technologies or products that render the Company's products obsolete or less marketable.

                  DEPENDENCE ON KEY PERSONNEL. The prospects of the Company are dependent on the personal efforts of Earl T. Takefman, its Chief Executive Officer, Richie Parker, its President and Chief Operating Officer, and Tom Peters, its Vice President of Operations and Technology. The loss of the services of any of these executives could have a material adverse effect on the Company's proposed business and prospects. The Company has entered into employment agreements with all of these executives and has obtained "key-man" insurance on the life of Mr. Takefman in the amount of $5,000,000.

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

ITEM 2.  DESCRIPTION OF PROPERTY

                  The Company leases approximately 4,400 square feet of office space in Boca Raton, Florida for its executive offices. The lease of this office space provides for a monthly rent of approximately $9,580 and expires on September 30, 1999, with one option to renew for an additional three years. The Company believes that suitable additional space, if required, is readily available on terms that will be reasonably acceptable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

                  The Company has no material legal proceedings pending or, to the Company's knowledge, threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

                  None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         MARKET FOR COMMON STOCK

                  The Company's Common Stock and warrants are traded on the Nasdaq SmallCap Market under the symbols "EDGE" and "EDGEW," respectively (see Risk Factor - Minimum Bid Price). The Company completed the IPO in July 1996 at an offering price of $5.00 per share for its Common Stock and $.10 per warrant. The following table sets forth, for the periods indicated, the range of high and low last reported sale prices for the Common Stock and the warrants.

                             COMMON STOCK:                           HIGH           LOW
                             -------------                           ----           ---
                  Fiscal Year 1996
                    Third Quarter (from July 24, 1996)              $ 8.00         $4.38
                    Fourth Quarter                                    7.63          5.63

                  Fiscal Year 1997
                     First Quarter                                  $12.38         $5.75
                     Second Quarter                                  13.75          8.63
                     Third Quarter                                   10.25          6.50
                     Fourth Quarter                                   8.25          3.06

                  Fiscal Year 1998
                     First Quarter                                  $ 4.38         $2.63
                     Second Quarter                                   4.69          2.81
                     Third Quarter                                    3.47          1.38
                     Fourth Quarter                                   1.97           .63


                              IPO WARRANTS:                          HIGH          LOW
                              -------------                          ----          ---

                  Fiscal Year 1996
                    Third Quarter (from July 24, 1996)               $4.13         $1.00
                    Fourth Quarter                                    3.16          1.88

                  Fiscal Year 1997
                     First Quarter                                   $7.56         $1.88
                     Second Quarter                                   8.63          4.00
                     Third Quarter                                    5.13          3.00
                     Fourth Quarter                                   3.44           .75

                  Fiscal Year 1998
                     First Quarter                                   $1.69         $ .69
                     Second Quarter                                   1.25           .00
                     Third Quarter                                     .88           .25
                     Fourth Quarter                                    .69           .06

         HOLDERS OF COMMON STOCK

                  On March 23,1999, the last reported sale price of the Common Stock on the Nasdaq SmallCap Market was $.719 per share and the last reported sale price of the warrants on the Nasdaq SmallCap Market was $.188 per warrant. At March 23, 1999, there were 128 holders of record of the Company's Common Stock and 6 holders of record of the Company's warrants. The Company believes that there are more than 700 beneficial holders of the Company's Common Stock.

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

         RESULTS OF OPERATIONS

         For the year ended December 31, 1998 ("Y-98") as compared to the year ended December 31, 1997 ("Y-97")

                  Sales for Y-98 increased 91% to $2,632,213 as compared to $1,381,111 for Y-97. The increase in sales in 1998 as compared to 1997 is primarily due to the Company's marketing efforts. In addition, the Company had more vans in use for all of 1998 as compared to 1997.

                  The Company's gross profit increased to $168,273 for Y-98 as compared to a gross loss of $186,362 for Y-97, or a gross margin of 6% in Y-98 as compared to a gross margin of -13% in Y-97. The increase in gross profit in 1998 as compared to 1997 is primarily due to significant training costs for van operators that were incurred in 1997 and were significantly decreased in 1998, as well as low initial sales during the Company's start-up phase in 1997.

                  Operating expenses for Y-98 decreased 42% to $4,577,034 as compared to $7,929,850 for Y-97. The decrease in operating expenses reflects reductions in corporate overhead and start-up expenses that were incurred in 1997.

                  Operating loss for Y-98 decreased 46% to $4,408,761, as compared to $8,116,212 for Y-97.

                  The Company earned $119,647 in interest income for Y-98, as compared to $111,140 for Y-97. Interest expense for Y-98 was $251,566, as compared to $508,080 for Y-97. The decrease in interest expense is primarily due to the conversion of the June Financing Notes to Preferred Stock (see note 5(b)).

                  Net loss before extraordinary item for Y-98 decreased 50% to $4,846,792, as compared to $9,756,570 for Y-97. Net loss per share for Y-98 decreased 64% to $.81, as compared to $2.26 for Y-97. The decreases in operating and net loss in 1998 as compared to 1997 resulted from increased gross profit and decreased operating expenses in 1998. The decrease in net loss per share in 1998 as compared to 1997 is attributable to both a decrease in net loss and an increase in the number of shares outstanding which is partially offset by Preferred Stock dividends recorded in 1998.

         LIQUIDITY AND CAPITAL RESOURCES

                  On December 31, 1998, the Company had cash and cash equivalents of $244,346, unrestricted short-term investments (certificates of deposit) of $1,750,000 and working capital of $1,269,548, as compared to cash and cash equivalents of $224,429, unrestricted short-term investments (certificates of deposit) of $1,080,000 and working capital of $788,323 at December 31, 1997. Net cash used in operating activities for Y-98 was $3,176,816, which was used to fund the Company's losses. Net cash used in investing activities was $1,017,737 and $4,214,470 was provided by financing activities for a total increase in cash and cash equivalents of $19,917. Net cash used in operating activities for Y-97 was $5,997,342. Net cash used in investing activities in Y-97 was $95,124 and $6,083,778 was provided by financing activities, for a total decrease in cash and cash equivalents in Y-97 of $8,688.

                  On December 31, 1998, the Company had stockholders' equity of $3,549,880, as compared to a stockholders' deficit of $1,137,662 at December 31, 1997.

                  The Company anticipates that its current capital resources, when combined with anticipated cash flows from operations will be sufficient to satisfy the Company's contemplated working capital requirements for the year ending December 31, 1999. However, there can be no guarantee that the Company's anticipated cash flow from operations and sales will be realized. If the Company is unable to realize the anticipated cash flows, or raise additional equity, it may exhaust its cash resources by the year-end (See Risk Factors - Uncertainty of Proposed Plan of Operation and Market Acceptance and Risk Factors - Capital Resources).

         THIRD PARTY REPORTS AND PRESS RELEASES

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

                  The Company periodically issues press releases to update shareholders on new developments. These releases may contain certain statements of a forward-looking nature relating to future events or the future financial performance of the Company within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby.

                  Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various risk factors identified which could cause actual results to differ materially from those indicated by such forward-looking statements.

         YEAR 2000 ISSUE

                  The Company has completed its assessment of the impact of Year 2000 on its business including its readiness of internal accounting and operating systems and communicated with key suppliers regarding their exposure to Year 2000 issues. The Company anticipates that its business operations will electronically interact with third parties very minimally, if at all. The majority of the Company's systems consist of packaged software purchased from vendors which are already Year 2000 compliant, based on representations from the vendors. The Company is not presently aware of any significant expenditures which will be necessitated in order to be ready for the Year 2000, although there can be no assurances that significant expenditures may not be required in the future. The Company presently believes that the Year 2000 issue will not have a material impact on the Company's business or operations; however, there can be no guarantee in the level of timely compliance by key suppliers or vendors which could have a insignificant impact on the Company's operations including, but not limited to, disruptions to the Company's business.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               PAGE

                  Report of Independent Certified Public Accountants                             21
                  Balance Sheets as of December 31, 1997 and December 31, 1998                   22
                  Statements of Operations for the Years Ended December 31, 1997
                     and 1998                                                                    23
                  Statements of Changes in Stockholders' Equity (Deficit) for the
                     Years Ended December 31, 1997 and 1998                                      24
                  Statements of Cash Flows for the Years Ended December 31, 1997 and 1998        25
                  Notes to Financial Statements                                                  26



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





         To the Board of Directors and Stockholders of Visual Edge Systems Inc.:

         We have audited the accompanying balance sheets of Visual Edge Systems Inc. as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Edge Systems Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with general accepted accounting principles.

         ARTHUR ANDERSEN LLP

         Miami, Florida,
           March 24, 1999.

                            VISUAL EDGE SYSTEMS INC.
                                 BALANCE SHEETS



                                                           December 31, 1997  December 31, 1998
                                                           -----------------  -----------------
                                  ASSETS
Current Assets:
  Cash and Cash Equivalents                                    $    224,429    $    244,346
  Certificates of Deposit                                         1,080,000       1,750,000
  Accounts Receivable                                                23,917          26,893
  Inventory                                                          72,771         103,142
  Prepaid Expenses - Advance Royalties                              350,000         220,577
  Other Current Assets                                              217,225         107,345
                                                               ------------    ------------
                      Total Current Assets                        1,968,342       2,452,303

Fixed Assets, net                                                 2,632,826       2,248,514
Intangible Assets, net                                              286,986         167,777
Prepaid Expenses - Advance Royalties                                    449         680,157
Investments-Restricted (Note 5(d))                                  812,719         587,108
                                                               ------------    ------------
                      Total Assets                             $  5,701,322    $  6,135,859
                                                               ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)
Current Liabilities:
  Accounts Payable                                             $    344,884    $    201,617
  Accrued Expenses                                                  173,605         167,795
  Other Current Liabilities                                         121,266         218,259
  Current Maturities of Equipment Loans                             540,264         595,084
                                                               ------------    ------------
                      Total Current Liabilities                   1,180,019       1,182,755
Equipment  Loans                                                    661,939         149,951
Convertible Debt                                                  4,997,026       1,253,273
                                                               ------------    ------------
                      Total Liabilities                           6,838,984       2,585,979
                                                               ------------    ------------

Commitments and Contingencies
       (Notes 5 and 9)

                  STOCKHOLDERS' EQUITY (DEFICIT):

Preferred Stock, $.01 par value, 5,000,000 shares
  authorized: Series A-2 convertible, none issued and
  outstanding at December 31, 1997 and
  6,000 shares issued and outstanding at December 31, 1998               --       6,000,000
Common Stock, $.01 par value, 20,000,000 shares authorized,
  5,316,696 shares issued and outstanding at
  December 31, 1997 and 10,378,440 issued and
  outstanding at December 31, 1998                                   53,167         103,784
Additional Paid in Capital                                       12,427,394      17,748,379
Accumulated Deficit                                             (13,618,223)    (20,302,283)
                                                               ------------    ------------
                      Total Stockholders' Equity (Deficit)       (1,137,662)      3,549,880
                                                               ------------    ------------
          Total Liabilities & Stockholders' Equity (Deficit)   $  5,701,322    $  6,135,859
                                                               ============    ============

















   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                            STATEMENTS OF OPERATIONS



                                                             FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                         ----------------------------
                                                              1997            1998
                                                         ------------    ------------
Sales                                                    $  1,381,111    $  2,632,213

Cost of Sales                                               1,567,473       2,463,940
                                                         ------------    ------------

Gross (Loss) Profit                                          (186,362)        168,273
                                                         ------------    ------------

Operating Expenses:
  General and Administrative                                4,565,007       3,024,271
  Selling and Marketing                                     2,072,537       1,036,713
  Financing Fees                                            1,049,049         223,242
  Non-cash Stock Compensation Expense                         243,257         292,808
                                                         ------------    ------------
                    Total Operating Expenses                7,929,850       4,577,034
                                                         ------------    ------------
                    Operating Loss                         (8,116,212)     (4,408,761)
                                                         ------------    ------------


Other Income (Expenses):
  Interest Income                                             111,140         119,647
  Interest Expense                                           (508,080)       (251,566)
  Amortization of Deferred Financing Fees                  (1,243,418)       (306,112)
                                                         ------------    ------------
                   Total Other Income (Expenses)           (1,640,358)       (438,031)
                                                         ------------    ------------
                   Net Loss before Extraordinary Item      (9,756,570)     (4,846,792)

Extraordinary Item - write off of financing fees in
  connection with extinguishment of debt                     (999,000)             --
                                                         ------------    ------------

                   Net Loss                               (10,755,570)     (4,846,792)

Preferred Stock dividend                                           --      (1,837,268)
                                                         ------------    ------------
Net Loss to common stockholders                          $(10,755,570)   $ (6,684,060)
                                                         ============    ============

Basic and Diluted Loss per Share:
  Net Loss per Share before Extraordinary Item                  (2.05)          (0.81)
  Extraordinary Item                                            (0.21)             --
                                                         ------------    ------------
  Net Loss per Share                                     $      (2.26)   $      (0.81)
                                                         ============    ============


Weighted average common shares outstanding                  4,758,605       8,238,208
                                                         ============    ============






   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 1997 and 1998


                                                  COMMON STOCK                         ADDITIONAL
                                          ---------------------------    PREFERRED       PAID-IN     ACCUMULATED
                                               SHARES        AMOUNT        STOCK         CAPITAL       DEFICIT          TOTAL
                                          ------------    -----------   ------------   ------------   ------------   ------------

Balance at December 31, 1996                 4,615,000   $     46,150   $         --   $  6,481,159   $ (2,862,653)  $  3,664,656

Common stock issued in connection
  with the March bridge financing              100,000          1,000             --        999,000             --      1,000,000
Warrants issued in connection with
  the March bridge financing                        --             --             --        665,000             --        665,000
Common stock issued in connection with
  the Infinity financing                       288,025          2,880             --      1,755,619             --      1,758,499
Warrants issued in connection with the
  Infinity financing                                --             --             --        962,012             --        962,012
Common stock issued for services               270,000          2,700             --        997,300             --      1,000,000
Options and warrants issued by for services         --             --             --        458,237             --        458,237
Exercise of options                             25,000            250             --        127,750             --        128,000
Issuance of common stock for payment of
  interest on convertible debt                  65,671            657             --        333,101             --        333,758
Repurchase and cancellation of
  common stock                                 (47,000)          (470)            --       (351,784)            --       (352,254)
Net loss                                            --             --             --             --    (10,755,570)   (10,755,570)
                                          ------------    -----------   ------------   ------------   ------------   ------------
Balance at December 31, 1997                 5,316,696         53,167             --     12,427,394    (13,618,223)    (1,137,662)

Preferred stock Series A convertible issued
  in connection with the Infinity financing         --             --      6,000,000     (2,178,942)            --      3,821,058
Cancellation of Preferred stock Series A
  convertible issued in connection with
  the Infinity financing                            --             --     (6,000,000)     6,000,000             --             --
Preferred stock Series A-2 convertible
  issued in connection with the Infinity
  financing                                         --             --      6,000,000     (6,000,000)            --             --
Preferred stock embedded dividend                   --             --             --      1,350,000     (1,350,000)            --
Sale of preferred stock in connection
  with the Infinity financing                       --             --      1,550,000             --             --      1,550,000
Redemption of preferred stock in connection
  with the Infinity financing                       --             --     (1,550,000)            --             --     (1,550,000)
Issuance of common stock for payment
  of dividends on preferred stock              302,755          3,028             --        484,240       (487,268)            --
Issuance of common stock for payment of
  interest on convertible debt                  80,989            809             --        123,972             --        124,781
Common stock and warrants issued in
  connection with the Infinity financing
  amendments                                   350,000          3,500             --        260,909             --        264,409
Common stock issued in connection
  with the Marion equity financing           4,010,000         40,100             --      4,678,678             --      4,718,778
Common stock and warrants issued in
  connection with the Greg Norman
  agreement                                    272,000          2,720             --        290,088             --        292,808
Issuance of common stock for payment of
  prepaid royalties                             30,000            300             --        299,700             --        300,000
Exercise of options                             16,000            160             --         12,340             --         12,500
Net loss                                            --             --             --             --     (4,846,792)    (4,846,792)
                                          ------------    -----------   ------------   ------------   ------------   ------------
Balance at December 31, 1998                10,378,440   $    103,784   $  6,000,000   $ 17,748,379   $(20,302,283)  $  3,549,880
                                          ============    ===========   ============   ============   ============   ============












   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                            STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED
                                                                                     DECEMBER 31,
                                                                             ---------------------------
                                                                                 1997            1998
                                                                             ------------   ------------
Operating activities:
Net loss                                                                     $(10,755,570)  $ (4,846,792)
Adjustments to reconcile net loss to net cash used in operating activities:
        Non-cash stock compensation expense                                       243,257        292,808
        Non-cash stock financing fees                                           1,036,000         95,242
        Non-cash interest expenses                                                333,758        124,781
        Depreciation and amortization                                           1,128,964        851,258
        Amortization of deferred financing expenses                             1,243,418        306,112
        Extraordinary Item                                                        999,000             --
        Changes in assets and liabilities:
                Increase in accounts receivable                                   (23,917)        (2,976)
                (Increase)/decrease in other current assets                      (136,469)       109,880
                (Increase)/decrease in prepaid expense - advance royalties        (50,000)       129,423
                Increase in inventory                                             (36,024)       (30,371)
                Increase in other assets                                               --       (154,097)
                Increase/(decrease) in accounts payable                            11,770       (143,267)
                Decrease in accrued expenses                                     (111,295)        (5,810)
                Increase in other current liabilities                             119,766         96,993
                                                                             ------------   ------------
                     Net cash used in operating activities                     (5,997,342)    (3,176,816)
                                                                             ------------   ------------
Investing activities:
        Capital expenditures                                                      (71,457)      (347,737)
        Purchases of short-term investments                                    (3,523,667)    (3,750,000)
        Proceeds from the sale of short-term investments                        3,500,000      3,080,000
                                                                             ------------   ------------
                     Net cash used in investing activities                        (95,124)    (1,017,737)
                                                                             ------------   ------------
Financing activities:
        Proceeds from the issuance of common stock                                     --      4,718,778
        Exercise of options                                                       128,000         12,500
        Repurchase common stock                                                  (352,254)            --
        Repayment of borrowings                                                (4,351,968)      (516,808)
        Payments of financing costs                                              (340,000)            --
        Proceeds from borrowings                                               11,000,000             --
                                                                             ------------   ------------
                     Net cash provided by financing activities                  6,083,778      4,214,470
                                                                             ------------   ------------
                     Net change in cash and cash equivalents                       (8,688)        19,917
Cash and cash equivalents at beginning of period                                  233,117        224,429
                                                                             ------------   ------------
Cash and cash equivalents at end of period                                   $    224,429   $    244,346
                                                                             ============   ============
Supplemental disclosure of cash flow information:
        Cash paid for interest                                               $    174,069   $    117,279
                                                                             ============   ============






















   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998

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

                  The Company's marketing strategy is to sell ONE-ON-ONE videotapes to (a) various organizers of amateur corporate, charity and member golf tournaments (who typically offer gifts to tournament participants), golf professionals at private and daily fee golf courses and driving ranges and indoor event planners who organize trade shows, conventions, sales meetings, retail store openings and promotions and automobile dealer showroom promotions, (b) corporations who will give the ONE-ON-ONE WITH GREG NORMAN lesson as customer and employee appreciation gifts instead of gifts such as golf balls with logos, fruit baskets or chocolates, (c) individual golfers or persons who wish to give a gift to a golfer via the Internet or a planned thirty minute infomercial, and (d) corporations who will use the ONE-ON-ONE product as an incentive to entice individuals to purchase or use their product or service. To implement its marketing and business strategy, the Company has built 17 mobile ONE-ON-ONE production facilities ("vans") equipped with video and personal computer equipment to market, promote and produce the Company's products. The Company locates its ONE-ON-ONE vans in selected geographic areas that service golf courses and driving ranges throughout the United States, and has placed its first vans in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania, Texas and Ontario, Canada. The Company has also opened authorized ONE-ON-ONE videotaping centers in key cities throughout the country which allow recipients of ONE-ON-ONE infomercial or gift certificates to redeem their certificates and receive their personalized ONE-ON-ONE video golf lesson. These centers are permanent, part time locations which the Company has developed in partnership with existing retail establishments such as driving ranges, golf courses, retailers and automobile dealerships. The Company is marketing the gift certificate program as corporate incentives and promotional products and is selling direct to golfers via the Company's web site. Sales to corporations are handled by the Company's sales force and independent sales representatives. The Company also plans to test its infomercial in the second quarter of 1999.

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

     (b) REVENUE RECOGNITION

                  Revenue from sale of event days or individual personalized videotapes is recognized when the Company completes the event day or delivers the videotapes to the individual customer. Deposits received in advance of videotape delivery are recorded as cutomer deposits which are included in other current liabilities in the accompanying balance sheets.

     (c) CASH AND CASH EQUIVALENTS

                  For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 1997 and 1998, substantially all cash and cash equivalents are interest-bearing deposits.

     (d) INVENTORIES

                  The Company's inventory consists of videotapes, which are priced using the weighted average method.

     (e) FIXED AND INTANGIBLE ASSETS

                  Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets which range from 3 to 5 years. Intangible assets consist primarily of video production costs. The costs of video production are amortized on a straight-line basis over a period of 4 years, the estimated useful lives of the intangible assets.

                  The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

                  The Company evaluates the recoverability of long-lived assets and certain identifiable intangibles to be held and used by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1997 or 1998.

                  The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset's carrying amount with its fair value less cost to sell. No assets were held for sale as of December 31, 1997 or 1998.

         (f) PREPAID EXPENSES-ADVANCE ROYALTIES

                  As described in Note 9(a), prior to December 31, 1998, the Company was required to pay minimum guaranteed advances against a royalty of 8% of all revenues. On December 31, 1998 an amendment to the royalty agreement was signed which eliminated the post December 31, 1998 minimum guaranteed royalty payments and increased the royalty to 13% of all revenues (8% to be paid annually/quarterly/monthly in cash and 5% to be applied against past royalty amounts). Once the Company's revenues exceed $24,172,000 the royalty is to be reduced to 8%. The guaranteed minimum royalty payments were capitalized and expensed as the related revenues were earned. Additionally, the Company continually evaluates the expected realization of the carrying value of the prepaid royalty and, if necessary, reduces the carrying value to reflect management's best estimate of the amounts to be recovered in future periods.

                  Through December 31, 1998 payments in cash and shares of the Company's common stock of $1,600,000 had been made under the agreement of which $250,000 and $449,266 was expensed in cost of goods sold in the accompanying statement of operations during the years ended December 31, 1997 and 1998, respectively, and $350,000 and $900,734, is included in prepaid expenses and other assets in the accompanying balance sheets as of December 31, 1997 and 1998, respectively.

         (g) INCOME TAXES

                  In accordance with SFAS No. 109, "Accounting for Income Taxes," deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

         (h) CONCENTRATION OF CREDIT RISK

                  The Company has no significant off-balance sheet concentrations of credit risk.

         (i) FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amounts of cash and cash equivalents, certificates of deposit, investments, accounts receivable, and other current assets as well as accounts payable, accrued expenses and other current liabilities as reflected in the accompanying balance sheets approximate fair value due to the short-term maturity of these instruments. The fair value of equipment loans and the convertible debt is estimated using an appropriate valuation method and approximates the carrying amounts reported in the accompanying balance sheets.

         (j) LOSS PER SHARE

                  The Company adopted SFAS No. 128, "Earnings Per Share" during 1997. SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic loss per share is calculated by dividing loss available to Common Stockholders by the weighted average number of shares of Common Stock outstanding during each period. Diluted loss per share includes the potential impact of dilutive common share equivalents using the treasury stock method. As of December 31, 1997 and 1998 shares of Common Stock issuable upon conversion of convertible debt and Preferred Stock and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact is antidilutive.

         (k) STOCK OPTION PLAN

                  Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board ("APB") Opinion No. 25. The Company intends to recognize compensation costs, where appropriate, under the provisions of APB No. 25, and has provided the expanded disclosure required under SFAS No. 123 for the years ending December 31, 1997 and 1998 (see Note 8).

         (l) RECENT ACCOUNTING PRONOUNCEMENTS

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

                  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The Company adopted SFAS No. 131 effective December 31, 1998. The adoption of SFAS No. 131 did not affect the Company's disclosure requirements since the Company operates in only one segment.

                  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years ending after June 15, 1999. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability at its fair value. The Company adopted SFAS 133 in 1999 and expects that the adoption of this pronouncement will not have a material impact on the Company's financial position since the Company does not presently have any derivative or hedging-type investment as defined by SFAS 133.

                  In April 1998, the American Institute of Certified Public Accountants (the "AICPA") issued a Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company's accounting policies conform with the requirements of SOP 98-5, therefore adoption of this statement will not impact the Company's financial position or results of operations.

(3)      FIXED ASSETS, NET

                  Fixed assets, including equipment and mobile production units acquired under capital leases, consist of the following at December 31, 1997 and 1998:

                                                                                          LIVES
                                                             1997           1998         (YEARS)
                                                             ----           ----         -------
                  Mobile video-tape production units     $ 2,394,704    $ 2,696,553         5
                  Product development equipment              489,149        523,224       3 - 5
                  Training and processing equipment          116,271        117,725         5
                  Office furniture and equipment             382,399        392,759         5
                  Trade show exhibits                        146,657        146,657         5
                                                         --------------------------
                                                           3,529,180      3,876,918
                  Less accumulated depreciation             (896,354)    (1,628,404)
                                                         --------------------------
                  Fixed assets, net                        2,632,826      2,248,514
                                                         ==========================


(4)      INTANGIBLE ASSETS, NET

                  Intangible assets consist of the following at December 31, 1997 and 1998:

                                                                           1997           1998
                                                                           ----           ----
                  Video and marketing production costs                    $447,404     $447,404
                  Deferred organizational costs                             29,428       29,428
                                                                          ---------------------
                                                                           476,832      476,832
                  Less accumulated amortization                           (189,846)    (309,055)
                                                                          ---------------------
                  Intangible assets, net                                  $286,986     $167,777
                                                                          =====================

(5)    FINANCINGS

         (a)      MARCH 1997 BRIDGE FINANCING

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

(b)      INFINITY FINANCING

                  On June 13, 1997, the Company arranged a three-year $7.5 million debt and convertible equity facility (the "Infinity Financing") with a group of investment funds (the "Funds"). The Company issued and sold to the Funds the following securities pursuant to the Securities Purchase Agreement, dated as of June 13, 1997 (the "Agreement"), among the Company and the Funds: (i) 8.25% unsecured convertible notes (the "Notes") in the aggregate principal amount of $7,500,000 with a maturity date of three years from the date of issuance, subject to the mandatory automatic exchange of $5 million of the Notes for Preferred Stock, par value $.01 per share, which Notes were convertible into shares of Common Stock (the "Note Conversion Shares") at any time and from time to time commencing January 1, 1998 at the option of the holder thereof subject to certain limitations on conversion set forth in the Agreement; (ii) 93,677 shares of Common Stock subject to adjustment (the "Grant Shares"); and (iii) five-year warrants (the "June Warrants") to purchase 100,000 shares of Common Stock (the "Warrant Shares") at an exercise price equal to $10.675. The net proceeds to the Company from the sale of the Notes, Grant Shares and June Warrants was $7,236,938. In addition, the Company issued 14,052 shares (the "IPO Underwriters Shares") of Common Stock to the underwriter in the Company's initial public offering as a fee for services rendered in connection with the transactions contemplated by the Agreement.

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

                  Interest payments on the Notes are, at the option of the Company, payable in cash or in shares of Common Stock. During 1997 and 1998 the Company issued an aggregate of 65,671 shares and 80,989 shares, respectively, (collectively, the "Interest Shares") for payment of interest due.

                  On February 6, 1998, the Company entered into the First Amendment to the Securities Purchase Agreement and Related Documents, dated December 31, 1997 (the "First Amendment"), among the Company and the Funds. Pursuant to the First Amendment, the Funds converted $6 million aggregate principal amount of the Notes into the Company's Series A Convertible Preferred Stock (the "Preferred Stock"). In addition, the "Maximum Conversion Price" (as defined in the First Amendment) at which shares of Preferred Stock are convertible into Common Stock (the "Stock Conversion Shares") is $6.00, subject to adjustment in certain circumstances.

                  Dividends on the Preferred Stock and the Series A-2 Preferred Stock (as hereinafter defined) are, at the option of the Company, payable in cash or in shares of Common Stock. During 1998 the Company issued an aggregate of 302,755 shares (the "Dividend Shares") for payment of dividends.

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

                  In connection with the First Amendment, the Company issued to the Funds an aggregate of 200,000 warrants (the "New Warrants"), each to purchase one share of Common Stock (collectively, the "New Warrant Shares") at an exercise price equal to $4.00 per share.

                  The issuance of the Grant Shares, Additional Grant Shares, June Warrants, IPO Underwriters Shares and the New Warrants resulted in the recording of financing costs of $2,720,511. Additionally, the Company paid financing costs of $340,000 in connection with the Agreement. As $5 million of the Notes were automatically convertible to Preferred Stock as of January 1, 1998, the total financing fees incurred were allocated to equity and debt costs on a pro rata basis consistent with the portion of the Notes subject to the automatic conversion feature. Part of the financing has been recorded as a reduction of the carrying value of the Notes, while the portion of the financing fees attributable to debt costs are recorded as an original issue discount and are being amortized using a method which approximates the interest method over the term of the Notes.

                  On March 16, 1998, the Company sold an additional 1,550 shares of Preferred Stock to the Funds in exchange for marketable securities with an aggregate value of $1,550,000. In connection therewith, the Funds as the holders of the majority of the outstanding shares of Preferred Stock, obtained the right to appoint one director to the Company's Board of Directors, although they had not named such director as of December 31, 1998.

                  As a condition to the consummation of the Marion Equity Financing (as defined and described under "Marion Equity Financing" in Note 5(c)), the Company entered into the Agreement and Second Amendment to Bridge Securities Purchase Agreement and Related Documents (the "Second Amendment"), dated March 27, 1998, among the Company and the Funds. Pursuant to the Second Amendment, the Funds agreed that they would not convert, prior to December 31,

                  1998, any shares of Preferred Stock or any principal amount of the Notes into shares of Common Stock, unless a "Material Transaction" (defined as a change of control of the Company, a transfer of all or substantially all of the Company's assets or a merger of the Company into another entity) has occurred. Further, the Funds agreed that they would not, prior to March 31, 1999, publicly sell any shares of Common Stock owned or acquired by the Funds, unless a Material Transaction has occurred; the Funds are permitted, after June 30, 1998 and subject to the Company's right of first refusal, to privately sell any shares of Common Stock that they own or acquire, provided the purchaser agrees in writing to be bound by the same resale restrictions.

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

                  In connection with the Second Amendment, the Funds received 100,000 shares of Common Stock. Furthermore, because the Company did not redeem all of the Preferred Stock and Notes owned by the Funds by June 30, 1998, the Funds received 200,000 additional shares of Common Stock. Further, the exercise price of the June Warrants was reduced from $10.675 per share to $3.25 per share and the exercise price of the New Warrants was reduced from $4.00 per share to $3.25 per share. The fair values of the issuances of Common Stock and the repricing of the warrants have been recorded as an original issue discount and are being amortized using a method which approximates the interest method over the term of the Notes. The unamortized portion of the original issue discount was $246,727 at December 31, 1998.

                  On December 29, 1998, the Company entered into the Third Amendment to Bridge Securities and Purchase Agreement and Related Documents (the "Third Amendment"), among the Company and Funds (or, if applicable, their respective transferees) (the "New Funds"). Pursuant to the Third Amendment, the Company agreed to retire all of the issued and outstanding shares of its Series A Convertible Preferred Stock and, in exchange therefor, issue to the New Funds 6,000 shares of a new class of Series A-2 Convertible Preferred Stock (the "Series A-2 Preferred Stock"). The Series A-2 Preferred Stock is senior to the Common Stock with respect to dividends, liquidation and dissolution. Prior to January 1, 2000, no dividends shall accrue or be payable on the Series A-2 Preferred Stock. Beginning on January 1, 2000, each share of Series A-2 Preferred Stock shall entitle the holder to an annual dividend of 8.25%, payable on a quarterly basis, which dividend shall increase to 18% in certain situations as specified in the Certificate of Designation with respect to the Series A-2 Preferred Stock.

                  The Third Amendment also revised the conversion price at which the Notes may be convertible into Common Stock and at which the Series A-2 Preferred Stock may be convertible into Common Stock (the "Series A-2 Conversion Shares"). The "Conversion Price" (as defined in the Third Amendment) applicable to the Company's outstanding Convertible Notes is $2.50 until January 1, 2000, inclusive, and $1.25 thereafter. The Conversion Price applicable to the Series A-2 Preferred Stock is (i) for the first $2,000,000 of aggregate liquidation preference of the Series A-2 Preferred Stock, $1.25, (ii) for the next $1,000,000 of aggregate liquidation preference of the Series A-2 Preferred Stock, $2.00 until June 30, 1999, inclusive, $1.375 from July 1, 1999 until January 1, 2000, inclusive, and $1.25 thereafter, and (iii) for any excess amounts of aggregate liquidation preference of the Series A-2 Preferred Stock, $2.50 until June 30, 1999, inclusive, $2.00 from July 1, 1999 until January 1, 2000, inclusive, and $1.25 thereafter.

                  The New Funds agreed to a limitation on their conversion rights, such that they may not convert any amount of convertible instruments or exercise any portion of warrants that would result in the sum of (a) the number of shares of Common Stock beneficially owned by the New Funds and their affiliates and (b) the number of shares of Common Stock issuable upon conversion of convertible instruments or exercise of warrants, exceeding 9.99% of the outstanding shares of Common Stock after giving effect to such conversion or exercise. The Third Amendment removed resale limitations on the New Funds.

                  Furthermore, as a means of retaining the Company's management and as an incentive for such management to pursue the Company's long-term goals, the Third Amendment provided that all outstanding stock options granted to be repriced to $1.00 per share and that all such options shall be immediately vested. The Company also agreed to reprice to $1.00 per share approximately 82,000 existing employee stock options, all such options to be immediately vested. In addition, the New Funds agreed to return to the Company the June Warrants and the New Warrants to purchase an aggregate of 284,000 shares, options to purchase 200,000 shares of Common Stock be granted to the President and Chief Operating Officer and options to purchase 100,000 shares of Common Stock be granted to the Vice President of Operations and Technology, all such options to be immediately vested and to have an exercise price of $1.00 per share. The unamortized portion amounting to $65,000 of the original issue discount associated with these warrants has been fully amortized in 1998. Moreover, the Company granted 200,000 new stock options to the President and Chief Operating Officer, all such options to be immediately vested and to have an exercise price of $1.00 per share.

                  In connection with the Third Amendment the Company paid financing costs of $25,000, issued 50,000 shares of Common Stock and issued 100,000 options, 50,000 with an exercise price of $3.00 per share and 50,000 with an exercise price of $1.00 per share, for the facilitation of the agreement. The fair market value of these payments and issuances of $95,125 are recorded as financing fees in the accompanying 1998 statements of operations.

                  Lastly, the New Funds agreed in the Third Amendment to exercise warrants to purchase shares of Common Stock to result in a total exercise price of approximately $12,500. Pursuant to this provision 16,000 shares were issued.

(c)      MARION EQUITY FINANCING

                  In March 1998, the Company entered into a Purchase Agreement (the "Marion Agreement") with Marion Interglobal, Ltd., an investment group ("Marion"), or its assigns. The Marion Agreement called for the Company to receive up to $11,000,000 from Marion in exchange for shares of Common Stock as explained herein. Pursuant to the Marion Agreement, the purchase of Common Stock was to occur in three tranches as follows: (i) on March 27, 1998, the Company sold to Marion 1,200,000 shares of Common Stock for an aggregate consideration of

                  $3,000,000 which was received on April 16, 1998; (ii) on June 30, 1998, the Company sold to Marion 800,000 shares of Common Stock for an aggregate consideration of $2,000,000; and (iii) on or prior to September 30, 1998 the Company was to sell a number of shares of Common Stock (to be determined by when the closing occurs, which would range from 2,666,667 shares to 3,200,000 shares) for an aggregate consideration of $6,000,000. The third tranche was contingent on Marion's satisfaction that the Company met or exceeded certain unspecified financial targets expected by Marion, in its sole discretion. Marion was under no firm obligation to complete this tranche. The third tranche of the Marion Agreement was not completed by Marion due to market conditions. The Company paid transaction fees to Marion upon completion of each tranche as follows: (i) 1,200,000 shares of Common Stock for the first $3,000,000 tranche; and (ii) 800,000 shares of Common Stock for the second $2,000,000 tranche. The Company issued an additional 10,000 shares as a finders fee in connection with this financing.

                  Further, upon the consummation of the second tranche of the Marion Agreement, Mr. Alan Lubell, a former director of the Company, transferred 250,000 shares of Common Stock to Marion, which shares were registered under the Securities Act of 1933, as amended, effective April 15, 1998.

                  Pursuant to the Marion Agreement, Marion represented a group of investors and was entitled to assign its rights to receive shares of Common Stock from the Company and Mr. Lubell. Marion exercised this right and allocated the shares of Common Stock from the Company and Mr. Lubell to various unrelated investors and retained 876,000 shares for its own account. Marion is controlled by Ronald Seale who became Chairman of the Board of the Company on June 3, 1998 and presently holds 976,000 shares of Common Stock.

                  As a condition to the consummation of this equity financing, the Company renegotiated the terms of its outstanding Notes and Preferred Stock with the Funds (see Infinity Financing and
                  Note 5(b) for details).

         (d)      EQUIPMENT LOANS

                  In August 1997, the Company entered into an equipment financing facility whereby the Company will be provided with up to $2.5 million in financing. The facility provides the Company with equipment financing of $100,000 per van for 25 vans, each of which is anticipated to cost approximately $150,000. The Company drew $800,000 on the facility to finance eight vans purchased in May 1997. The outstanding balance bears interest at the rate of 11.62% and is payable in 36 consecutive monthly payments of $25,328 which commenced in August 1997, followed by one balloon payment of $47,040. The Company has pledged to the lender a certificate of deposit in the aggregate amount of $200,000 in connection with the financing of the first eight vans which is included in "Investments-Restricted" in the accompanying December 31, 1997 and 1998 balance sheets.

                  The Company acquired certain fixed assets under capital leases totaling $913,170. As a condition of the leases the Company is required, throughout the term of the leases, to post letters of credit in the aggregate amount of, the lesser of $538,902 or the outstanding aggregate loan balance, for collateral on the leases. The letters of credit were issued from the Company's bank and the Company pledged one of its investment funds with a balance of $612,719 and

                  $387,108 for the years ending December 31, 1997 and 1998, respectively, as security, which is included in "Investments-Restricted" in the accompanying December 31, 1997 and 1998 balance sheets.

                  Future payments under the facility and capital leases are as follows:

                                                               FACILITY   CAPITAL LEASE    TOTAL
                                                               --------   -------------    -----
                  For the year ended December 31,
                    1999                                       $ 353,172    $ 303,936    $ 657,108
                    2000                                          41,957      224,336      266,293
                                                               ---------    ---------    ---------
                                                                 395,129      528,272      923,401

                  Less amount representing interest              (52,991)     (25,915)     (78,906)
                                                               ---------    ---------    ---------

                  Present value payments                         342,138      502,357      844,495
                  Less current portion                          (265,406)    (329,678)    (595,084)
                                                               ---------    ---------    ---------
                  Non current portion                          $  76,732    $ 172,679    $ 249,411
                                                               =========    =========    =========

                  In connection with the Equipment Financing, the Company issued warrants to purchase 75,000 shares of the Company's common stock at a price per share of $10.00 (subject to adjustment in certain circumstances) at any time prior to August 20, 2000. The fair value of the warrants ($178,980) was recorded as an original issue discount and is being amortized using a method which approximates the interest method over the term of the equipment financing. The unamortized portion of the original issue discount is $159,099 and $99,460 at December 31, 1997 and 1998, respectively.

         (e)      FINANCING FEES

                  In 1997 two companies provided consulting services to the Company in an attempt to identify financing sources. One of the companies, in exchange for its services, received 270,000 shares of the Company's common stock with a fair market value of $1,000,000, which is included in financing fees in the accompanying 1997 statement of operations. The other company, in exchange for its services, received 10,548 options to purchase the Company's common stock at an exercise price of $7.50 per share, with a fair market value of $36,000, which is included in financing fees in the accompanying 1997 statement of operations. The 10,548 options were cancelled in 1998.

(6) COMMON STOCK

                  In the July 1996, the Company sold 1,395,000 shares of common stock and 1,495,000 redeemable warrants (the "IPO Warrants) to the public. The IPO Warrants are exercisable and grant the holder the right to purchase one share of Common Stock at a price of $5.00 per share, subject to adjustment in certain circumstances. The IPO Warrants are redeemable by the Company, upon the consent of the IPO underwriter, at a price of $.10 per Warrant, and subject to the terms set forth therein. In the event that the Company calls the IPO Warrants for redemption, it will be economically advantageous for the warrant holders to exercise the IPO Warrants, resulting in the issuance by the Company of up to 1,495,000 additional shares of Common Stock. As of December 31, 1998, none of the warrants issued in connection with the Company's IPO have been exercised. In addition, the Company issued to the IPO underwriters 260,000 warrants to purchase Common Stock at a price of $6.90 per share.

                  A summary of Common Stock reserved for potential future issuances as of December 31, 1998 is as follows:

                  IPO warrants at $5.00 per share (Note 6)                              1,495,000
                  Warrants issued to the IPO underwriter at $6.90 per share               260,000
                  Stock option plan for officers, directors and employees
                           consultants (Note 8)                                         1,649,039
                  Warrants issued in connection with 1997 March Bridge Financing at
                           $10.00 per share (Note 5a)                                     100,000
                  Equipment financing warrants at $10.00 per share (Note 5d)               75,000
                  Options granted to Greg Norman at $1.00 per share (Note 9a)             125,000
                  Options granted to consultants in accordance with the
                           Infinity Financing Third Amendment at $1.00 per share
                           (Note 5b)                                                       50,000
                  Options granted to consultants in accordance with the
                           Infinity Financing Third Amendment at $3.00 per share
                           (Note 5b)                                                       50,000
                                                                                     ------------
                                                                                        3,804,039
                                                                                     ============


 (7)     INCOME TAXES

                  As of December 31, 1997 and December 31, 1998, the Company had approximately $5,011,000 and $6,893,000, respectively, of net deferred tax assets resulting primarily from net operating loss carryforwards. Due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred assets have been fully reserved as of December 31, 1997 and 1998.

                  As of December 31, 1998 the Company's net operating loss carryforward is approximately $19,137,000 and expires as follows:

                                  2011                  $ 3,067,000
                                  2012                   10,557,000
                                  2013                    5,513,000
                                                        -----------
                                                        $19,137,000
                                                        ===========

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

                The Company applies APB Opinion No. 25 in accounting for its Plan. Had the Company determined compensation cost based on fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1997 and 1998 would have increased to $12,575,665 and $2.64 and $7,525,041 and $.91, respectively.

                Stock option activity during the periods is indicated as follows:

                                                                   Weighted Average
                                                 Number of Shares  Exercise Price
                                                 ----------------  --------------
                  Balance at December 31, 1996      787,871          $   5.00
                           Granted                  223,548          $   7.07
                           Exercised                (25,000)         $   5.12
                           Forfeited                (38,000)         $   5.75
                                                 ----------          --------
                  Balance at December 31, 1997      948,419          $   5.46
                           Granted                1,321,500          $   1.00
                           Forfeited               (395,880)         $   5.45
                                                 ----------          --------
                  Balance at December 31, 1998    1,874,039          $   2.32
                                                 ==========          ========

                  At December 31, 1997 and December 31, 1998, 504,124 and 1,780,633 options were exercisable, respectively.

                  At December 31, 1998, the weighted-average exercise price and weighted-average remaining contractual life of outstanding options was as follows:

                                                   OUTSTANDING                         EXERCISABLE
                                            ---------------------------         ---------------------------
                                                             WEIGHTED-
                                            WEIGHTED          AVERAGE                             WEIGHTED-
                                             AVERAGE         REMAINING                             AVERAGE
               EXERCISE                     EXERCISE        CONTRACTUAL                           EXERCISE
                PRICE       SHARES            PRICE            LIFE             SHARES             PRICE
                -----       ------            -----            ----             ------             -----
            $      1.00    1,734,889            $1.00           8.44           1,732,389           $1.00
                   3.00       50,000             3.00           1.50                  --              --
              5.00-5.75       84,150             5.04           7.53              44,911            5.03
                  10.75        5,000            10.75           3.00               3,333           10.75
            -----------    ---------        ---------         ------          ----------         -------
            $1.00-10.75    1,874,039           $ 1.26           8.20           1,780,633          $ 1.12
            ===========    =========        =========         ======          ==========         =======

                The fair value of each option grant is estimated on the date of grant using an option pricing model with the following assumptions used for grants in 1997 and 1998: risk free interest rate of 6.3% for 1997 and 4.8% for 1998; expected lives of 1.5 to 5 years; and expected volatility of 70%.

(9)      COMMITMENTS AND CONTINGENCIES

         (a)      LICENSE AGREEMENT

                  In 1995 the Company entered into a license agreement (the "Norman Agreement") with Greg Norman, a professional golfer, and Great White Shark Enterprises, Inc. ("Great White Shark"), pursuant to which the Company was granted a worldwide license to use Mr. Norman's name, likeness, endorsement and certain trademarks in connection with the production and promotion of the Company's products. Under the Norman Agreement, Mr. Norman received guaranteed minimum payments against royalties of 8% of all net revenues, as defined, derived from the sale of ONE-ON-ONE videotapes.

                  In 1996 certain principal stockholders of the Company transferred an aggregate of 300,000 shares of Common Stock owned by them to Mr. Norman pursuant to an option held by Mr. Norman.

                  In 1997 the Norman Agreement was further amended to restructure the terms of the guaranteed minimum payments due to Mr. Norman under the Norman Agreement. The Company granted to Mr. Norman 25,000 options to purchase shares of the Company's Common Stock at an exercise price of $10.00 per share and recorded non-cash marketing expenses of $93,132 related to the options.

                  On December 31, 1998, the Norman Agreement was further amended to eliminate the guaranteed minimum payments to Mr. Norman; increase the royalty to Mr. Norman to (i) 13% of all revenue derived from aggregate sales of the ONE-ON-ONE WITH GREG NORMAN products commencing January 1, 1999, until aggregate sales shall total $24,172,000, and (ii) 8% of all revenue derived from aggregate sales of the ONE-ON-ONE WITH GREG NORMAN products thereafter. Payments are to be paid 8% in cash and 5% applied to offset the excess of prior guaranteed minimum payments over 8% of net revenues in prior years. After the initial term, which ends on December 31, 2001, the Company has the option to renew the Norman Agreement for two additional five-year periods with a fee of $500,000 per renewal term. The accompanying balance sheets include prepaid royalties of $350,000 and $900,734 at December 31, 1997 and 1998, respectively. The amount that is expected to be amortized within twelve months has been classified as a current asset of $220,577 on the accompanying 1998 balance sheet. The remaining balance of the payments made to Mr. Norman is a long-term prepaid royalty of $680,157 which is included in the accompanying 1998 balance sheet.

                  As consideration for entering into the December 1998 amendment, the Company paid Mr. Norman a fee equal to (i) 272,000 shares of the Company's Common Stock, (ii) an option to purchase 100,000 shares of the Company's Common Stock with an exercise price of $1.00 per share, such options to be immediately vested, and (iii) 25,000 options currently held by Mr. Norman, repriced to $1.00 per share. The Company recorded a non-cash compensation expense of $292,808 related to the December 1998 amendment.

                  Through December 31, 1997, the Company made payments to Mr. Norman amounting to $600,000. These payments, less $250,000 which was expensed and is included in the 1997 statement of operations as a cost of sales, are presented in the accompanying 1997 balance sheet as prepaid expenses-advance royalties. The remaining $350,000 is included in the accompanying 1997 balance sheet as prepaid expenses-advance royalties. Through December 31, 1998 the Company made additional payments to Mr. Norman totaling $1,000,000, of which $700,000 was paid in cash and the balance in the form of 30,000 shares of the Company's

                  Common Stock valued at $10.00 per share. The Company expensed $450,000 of the advance royalty which is presented in the 1998 statement of operations as a cost of sales. The remaining balance is included in current assets-prepaid royalties and other assets-prepaid royalties in the accompanying 1998 balance sheet.

         (b)      EMPLOYMENT AGREEMENTS

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

         (c)      OPERATING LEASES

                  The Company has one noncancelable operating lease for corporate office space that expires in 1999. Rental payments include minimum rentals plus building expenses. Rental expense for these leases during 1997 and 1998 was $107,863 and $108,374, respectively. Future minimum lease payments under these leases are $78,398 in 1999.

         (d)      SIGNIFICANT AND CONTINUING LOSSES

                  For the period from July 15, 1994 (inception) to December 31, 1998, the Company incurred an accumulated deficit of $20,302,283. The Company believes that it will incur continuing losses until, at the earliest, the Company generates sufficient revenues to offset the substantial operating costs associated with commercializing its products.

          (e)     UNCERTAINTY OF PROPOSED PLAN OF OPERATION

                  The Company's plan of operation and prospects are largely dependent upon the Company's ability to achieve significant market acceptance for its products, establish and maintain satisfactory relationships with those who arrange golf events, successfully hire and retain skilled technical, marketing and other personnel, and successfully develop, equip and operate ONE-ON-ONE vans on a timely and cost effective basis. There can be no assurance that the Company will be able to continue to implement its business plan. Failure to implement its business plan would have a material adverse effect on the Company. The Company's ONE-ON-ONE personalized videotape golf lesson is a new business concept and, accordingly, demand and market acceptance for the Company's products is subject to a high level of uncertainty. Achieving market acceptance for the Company's products will require significant efforts and expenditures by the Company to create awareness and demand. The Company's prospects will be significantly affected by its ability to successfully build an effective sales organization and develop a significant number of ONE-ON-ONE vans. The Company has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company's strategy and preliminary and future marketing plans may be subject to change as a result of a number of factors, including progress or delays in the Company's marketing efforts, changes in market conditions. To the extent that the Company enters into third-party marketing and distribution arrangements in the future, it will be dependent on the marketing efforts of such third parties and in certain instances on the popularity and sales of their products. There can be no assurance that the Company's strategy will result in successful product commercialization or that the Company's efforts will result in initial or continued market acceptance for the Company's products. However, management believes that projected 1999 revenues, when combined with planned cost savings and existing financial resources will be sufficient to fund operations through at least January 1, 2000.

         (f)      CONTINUED COMPLIANCE WITH NASDAQ SMALLCAP LISTING REQUIREMENTS

                  On March 1, 1999, the minimum bid price of the Company's shares had been less than $1.00 per share for thirty consecutive business days and in accordance with Nasdaq's listing requirements, the Company received notice from Nasdaq regarding the minimum bid price of the Company's shares. The Company must achieve compliance with Nasdaq's rules by June 1, 1999 or the Company's Common Stock will be delisted. According to Nasdaq's rules, the Company can achieve compliance if the minimum bid price of the Company's shares is above $1.00 per share for at least ten consecutive business days during the ninety-day compliance period. The Company may attempt to meet Nasdaq's rules by effecting a reverse stock spilt. Exclusion of the Company's shares from Nasdaq would adversely affect the market price and liquidity of the Company's equity securities.

(10)     SUPPLEMENTAL DISCLOSURE OF NON CASH RELATED ACTIVITIES

                  In 1997, the Company, in connection with the 1997 March Bridge Financing and the Infinity Financing, recorded non-cash financing fees of $1,665,000 and $2,720,511, respectively, related to the issuance of the Company's securities.

                  In 1997, the Company, in connection with its Equipment Financing, recorded non-cash financing fees of $178,980 related to the issuance of warrants to purchase the Company's common stock.

                  In 1997 the Company entered into capital lease and equipment financing transactions totaling $1,713,270 for the Company's mobile production units.

                  In February 1998, the Company, in connection with the Infinity Financing, recorded $1,350,000 as an imputed dividend on its Preferred Stock, which has been fully amortized in 1998.

                  In the first quarter of 1998, $6,000,000 in principal amount of the Company's convertible debt was converted to preferred stock net of finance costs of $2,178,942.

                  In 1998 the Company issued 350,000 shares of common stock in connection with the Infinity Financing Amendments.

                  In 1998, the Company issued 30,000 shares of common stock for payment of royalties.

                  In 1998, the Company issued 302,755 shares of common stock for payment of dividends totaling $487,268 on its preferred stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information called for by Item 9 is set forth under the caption "Election of Directors" in the Company's 1999 Proxy Statement, which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

                  Information called for by Item 10 is set forth under the caption "Executive Compensation" in the Company's 1999 Proxy Statement, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Information called for by Item 11 is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement, which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Information called for by Item 12 is set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following Exhibits are filed as part of this Report as required by Item 601 of Regulation S-B.

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

 3.1 Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 4.1 Form of Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 4.2 Form of Specimen Redeemable Warrant Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 4.3 Form of Warrant Agreement between the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 4.4 Form of Warrant among American Stock Transfer & Trust Company, the Company and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.5 Form of Warrant Certificate issued to investors in the March 1997 Bridge Financing (Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24675) filed April 7, 1997)

4.6 Form of Common Stock Purchase Warrant issued to investors in the Infinity Bridge Financing (Incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

4.7 Form of Convertible Note issued to investors in the Infinity Bridge Financing (Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed June 23,
                  1997)

4.8 Form of Common Stock Purchase Warrant issued to Vision Financial Group, Inc. (Incorporated by reference to Exhibit
                  4.8 to the Registrant's Quarterly Report on Form 10-QSB filed November 14, 1997)

4.9 Form of Common Stock Purchase Warrant issued to investors in the Infinity Bridge Financing in connection with the amendment to such financing (Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed February 9, 1998)

10.1 License Agreement, dated March 1, 1995, between Great White Shark Enterprises, Inc. and the Company, as supplemented (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

10.2 Amendment to License Agreement, dated as of June 3, 1997, by and among the Company, Greg Norman and Great White Shark Enterprises, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed June 27, 1997)

10.3 Employment Agreement, dated as of January 1, 1996, between Earl Takefman and the Company, as amended (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

10.4              Employment Agreement, dated as of May 1, 1996, between Thomas
                  S. Peters and the Company, as amended (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

10.5 Amended and Restated 1996 Stock Option Plan (Incorporated by reference to the Company's 1996 definitive Proxy Statement)

10.6 Employment Agreement, dated as of June 1, 1996, between Richard Parker and the Company, as amended (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

10.7 Assignment, dated April 19, 1996 from Thomas S. Peters to the Company (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

10.8 Share and Warrant Purchase Agreement, dated as of February 27, 1997, between the Company and Status-One Investments Inc. (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24675) filed April 7, 1997)

10.9 Bridge Securities Purchase Agreement, dated as of June 13, 1997, among the Company and Infinity Investors Limited, Infinity Emerging Opportunities Limited, Sandera Partners, L.P. and Lion Capital Partners, L.P. (collectively with their transferees, the "Funds") (Incorporated by reference to
                  Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

10.10 Registration Rights Agreement, dated as of June 13, 1997, among the Company and the Funds (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

10.11 Transfer Agent Agreement, dated as of June 13, 1997, among the Company, the Funds and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 99.3 to the Company's Report on Form 8-K filed June 23, 1997).

10.12 Purchase Agreement, dated as of March 27, 1998, among the Company and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.13 Registration Rights Agreement, dated as of March 27, 1998, among the Company and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1997).

10.14 First Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of December 31, 1997, among the Company and the Funds (Incorporated by reference to Exhibit
                  99.1 to the Registrant's Current Report on Form 8-K filed February 9, 1998)

10.15 Second Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of March 27, 1998, among the Company, Infinity Investors Limited, Infinity Emerging Opportunities Limited, Summit Capital Limited (as the transferee of Sandera Partners, L.P.) and Glacier Capital Limited (as the transferee of Lion Capital Partners, L.P.) (Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.16 Third Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of December 29, 1998, among the Company, Infinity Investors Limited, IEO Holdings Limited (as the transferee from Infinity Emerging Opportunities Limited), Summit Capital Limited (as the transferee of Sandera Partners, L.P.) and Glacier Capital Limited (as the transferee of Lion Capital Partners, L.P.) (Incorporated by reference to Exhibit
                  99.1 to the Registrant's Current Report on Form 8-K filed January 8, 1999).

10.17 Security Agreement, dated February 6, 1998, between the Company and HW Partners, L.P., as agent for and representative of the Funds. (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed February 6,
                  1998).

10.18             Form of Warrant Certificate. (Incorporated by reference to
                  Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed February 6, 1998).

10.19* Amendment, dated as of December 31, 1998, to License Agreement dated as of March 1, 1995, by and between Greg Norman and Great White Shark Enterprises, Inc. and the Company, as amended on April 19, 1996, October 18, 1996 and June 3, 1997.

16 Letter, dated November 14, 1997, from KPMG Peat Marwick LLP to the Securities and Exchange (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K/A filed November 19, 1997)

24                Power of Attorney (included with the signature page hereof)

27*               Financial Data Schedule

                  * Filed herewith.

                  (b) Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VISUAL EDGE SYSTEMS INC.

                               /s/ Earl T. Takefman
                               ------------------------------------
                               Earl T. Takefman
March 25, 1999                 Chief Executive Officer



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



SIGNATURE                           CAPACITY IN WHICH SIGNED                            DATE
---------                           ------------------------                            ----

/s/ Earl Takefman          Director, Chief Executive Officer (Principal                 March 25, 1999
----------------------     Executive Officer)
Earl Takefman


/s/ Melissa Forzly         Chief Financial Officer (Principal Financial and             March 25, 1999
--- ------------------     Accounting Officer)
Melissa Forzly


/s/ Ron Seale              Chairman of the Board                                        March 25, 1999
--- ------------------
Ron Seale


/s/ Mark Hershhorn         Director                                                     March 25, 1999
----------------------
Mark Hershhorn


/s/ Beryl Artz             Director                                                     March 25, 1999
----------------------
Beryl Artz


/s/ Richard Parker         Director                                                     March 25, 1999
----------------------
Richard Parker