Form 10-K/A
period 1998-12-31
VISUAL EDGE SYSTEMS INC
filed 1999-05-13
CIK 1015172

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 UNITED STATES

                                 FORM 10-KSB/A

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                  COMMISSION FILE NUMBER 0-20995

                            VISUAL EDGE SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                            13-3778895
(State or other jurisdiction of                              (I.R.S Employer
incorporation or organization)                             Identification No.)

2424 NORTH FEDERAL HIGHWAY, SUITE 100, BOCA RATON, FLORIDA        33431
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

                              Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

The Registrant's revenue for its most recent fiscal year:    $2,632,213

The aggregate market value of the Registrant's Common Stock (the "Common Stock"), $.01 par value, held by non-affiliates as of May 6, 1999, based on the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market, was $3,088,190.

As of May 6, 1999, there were 10,398,440 shares of the Registrant's Common Stock and 1,930,000 redeemable warrants outstanding, of which 1,495,000 are publicly traded.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 1998 are incorporated by reference into Part III of this 10-KSB/A.

                            VISUAL EDGE SYSTEMS INC.
                               TABLE OF CONTENTS


                                                                                                             PAGE
                                                         PART I
ITEM 1.           Description of Business                                                                      4

ITEM 2.           Description of Property                                                                     14

ITEM 3.           Legal Proceedings                                                                           14

ITEM 4.           Submission of Matters to a Vote of Securityholders                                          14

                                                        PART II

ITEM 5.           Market for Common Equity and Related Stockholder Matters                                    15

ITEM 6.           Management's Discussion and Analysis or Plan of Operation                                   16

ITEM 7.           Financial Statements                                                                        20

ITEM 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        44

                                                        PART III

ITEM 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with               45
                  Section 16(a) of the Exchange Act

ITEM 10.          Executive Compensation                                                                      45

ITEM 11.          Security Ownership of Certain Beneficial Owners and Management                              46

ITEM 12.          Certain Relationships and Related Transactions                                              46

ITEM 13.          Exhibits, Financial Statements Schedules, and Reports on Form 8-K                           47




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

                  To implement its marketing and business strategy, the Company has built 17 mobile ONE-ON-ONE production facilities ("vans"), equipped with video and personal computer equipment, to market, promote and produce the Company's products. The Company locates its ONE-ON-ONE vans in selected geographic areas that service golf courses and driving ranges throughout the United States, and has placed its first vans in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania, Texas and Ontario, Canada. The vans travel to golf courses and corporate events to film participants and produce the ONE-ON-ONE lessons on-site. The Company has also opened authorized ONE-ON-ONE videotaping centers in key cities throughout the country, which allow recipients of ONE-ON-ONE gift certificates or certificates which may in the future be obtained through a planned infomercial to redeem their certificates and receive their personalized ONE-ON-ONE video golf lesson. These videotaping centers are permanent, part-time locations which the Company has developed in partnership with existing driving ranges, golf courses, automobile dealerships and other retailers. In 1998, almost 100% of the Company's sales were derived from van service. The Company expects that the videotaping centers will account for less than 10% of sales during 1999, although this amount may be affected by the impact of the planned infomercial. The infomercial has been completed and is currently awaiting approval from Greg Norman and Great White Shark Enterprises, Inc. The Company expects to begin testing the infomercial in May 1999 in three markets. The Company has incurred no costs related to the infomercial's development, because it licensed development rights to an independent third party infomercial company. Delays in testing the infomercial have been related to editing delays by the third party.

                  The Company is marketing the gift certificate program as a corporate incentive and promotional product and is selling the certificates directly to golfers via the Company's web site. Sales to corporations are handled by the Company's sales force and independent sales representatives.

         FINANCING TRANSACTIONS

                  For the past several years, the Company sought financing through private sources. In general, the Company raised capital through a combination of debt and equity issuances to private investor groups.

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

                  INFINITY FINANCING

                  On June 13, 1997, the Company entered into a financing arrangement with a group of investment funds, which resulted in net proceeds to the Company of approximately $7.2 million. Under a securities purchase agreement and several amendments thereto, the Company issued to these investors 1,039,388 shares of common stock, 6,000 shares of Series A-2 Convertible Preferred Stock with a liquidation preference of $1,000 per share and 8.25% convertible notes in the current principal amount of $1.5 million. As of May 12, 1999, the investment funds hold 700,638 shares of the Company's common stock. However, the investment funds also may convert their Series A-2 preferred stock and notes into additional shares of the Company's common stock, although the Company has the right at any time to prepay or redeem any of these convertible instruments and, as a result, suffer no dilutive effects. If the Company does not make such prepayment or redemption, then the investment funds will receive upon conversion the number of shares set forth below, based upon the timing of the exercise of their conversion right:

If the investment funds convert Series A-2 preferred stock:            then they will receive a maximum of:
         at any time through June 30, 1999                             3,300,000 shares of common stock
         between July 1, 1999 and January 1, 2000                      3,827,273 shares of common stock
         on or after January 2, 2000                                   4,800,000 shares of common stock

If the investment funds convert notes:                    then they will receive a maximum of:
         at any time through January 1, 2000                           600,000 shares of common stock
         on or after January 2, 2000                                   1,200,000 shares of common stock

                  The investment funds have agreed not to convert any shares of Series A-2 preferred stock or notes which would result in them owning an aggregate of 9.99% or more of the Company's outstanding common stock following the conversion.

                  Dividends on the Series A-2 preferred stock will begin accruing on January 1, 2000 at the rate of 8.25% annually, payable quarterly in cash or in shares of common stock. The Series A-2 preferred stock is convertible into shares of the Company's common stock at conversion prices ranging between $1.25 and $2.50, and has rights that are senior to those of the common stock with respect to dividends, liquidation and dissolution. The investment funds are entitled to receive 495,000 shares of the Company's common stock in each of 2000 and 2001 as payment of dividends on the Series A-2 preferred stock.

                  The notes mature in June 2000 and interest on the notes shall be paid in cash. The notes are secured by all of the Company's significant assets and are convertible into shares of common stock at a price of $2.50 per share, although that price will become $1.25 per share after January 1, 2000.

                  MARION EQUITY FINANCING

                  In March 1998, the Company entered into an equity financing arrangement with Marion Interglobal, Ltd., an investment group owned by Ron Seale, the Company's Chairman of the

                  Board, and its nominees. Under this agreement, Marion was to invest up to $11 million in exchange for up to 5,200,000 shares of common stock in three separate phases. In connection with the first two phases, in March and June 1998, respectively, the Company issued to Marion an aggregate of 2,000,000 shares of its common stock in exchange for $5 million. Marion opted not to proceed with the third phase. The Company paid "transaction fees" to Marion totaling 2,000,000 additional shares of common stock upon completion of the first two phases of Marion's investment. Marion presently holds 976,000 shares of common stock for its own account, with the remaining shares having been given to Marion's nominees.

                  Marion's investment in Visual Edge was on terms as favorable to the Company as those available in an arm's length transaction in the marketplace.

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

         EXECUTIVE OFFICERS OF THE COMPANY


                  NAME                                         AGE      POSITION
                  ----                                         ---      --------
                  Earl T. Takefman                              49       Chief Executive Officer and Director
                  Richard Parker                                37       President and Chief Operating Officer
                  Thomas Peters                                 53       Vice President of Operations and Technology
                  Melissa Forzly                                40       Chief Financial Officer

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

         RISK FACTORS

                  Readers of this annual report or any of the Company's press releases should carefully consider the following risk factors, in addition to the other information contained herein. This annual report and the Company's press releases contain certain statements of a forward-looking nature relating to future events or the future financial performance of the Company within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby. Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified herein, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

                  SIGNIFICANT AND CONTINUING LOSSES. For the period from July 15, 1994 (inception) to December 31, 1998, the Company incurred an accumulated deficit of $20,302,283. The Company incurred a net loss of $4,846,792 for the year ended December 31, 1998. The Company believes that it will continue to incur losses until, at the earliest, it generates sufficient revenues to offset the costs associated with producing, selling and delivering its products. These losses could limit the Company's ability to grow and to raise new funds to allow it to remain in business.

                  CAPITAL RESOURCES. As a result of the Company's continuing losses and the low market price of its common stock, the Company believes that it will be very difficult, if not impossible, for it to raise additional capital in the future. As of April 28, 1999, the Company had a total of cash and cash equivalents and certificates of deposit of approximately $1,222,425. Thus, if the Company is unable to become profitable in the near future or raise new funds, it will exhaust its cash resources and be unable to continue in business.

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

                  DEPENDENCE ON GREG NORMAN LICENSE. The Company's business may be adversely affected if Greg Norman dies, becomes disabled, retires, experiences a significant decline in the level of his tournament play, commits a serious crime or performs any act which adversely affects his reputation. In connection with the production and promotion of the Company's products, the Company uses, under a worldwide license, Mr. Norman's name, likeness, endorsement and certain trademarks. The Company's license expires on December 31, 2001, but is subject to renewal at the Company's option for two additional five-year periods, with a fee of $500,000 per renewal term. The Company has obtained "keyman" life insurance on the life of Mr. Norman in the amount of $10,000,000.

                  MINIMUM BID PRICE. On March 1,1999, the minimum bid price of the Company's shares had been less than $1.00 per share for thirty consecutive business days and in accordance with Nasdaq's listing requirements, the Company received notice from Nasdaq regarding the minimum bid price of the Company's shares. If the bid price of the Company's shares is not above $1.00 per share for at least ten consecutive business days before June 1, 1999, the Company's shares could be excluded from Nasdaq for failure to comply with Nasdaq's minimum bid price requirement. Although the Company may attempt to meet Nasdaq's rules by effecting a reverse stock spilt, this is unlikely. Exclusion of our shares from Nasdaq would adversely affect the market price and liquidity of our equity securities.

                  PENNY STOCK REGULATIONS. In the event the Company's common stock is delisted from the Nasdaq SmallCap Market, it may subsequently become subject to the rules and regulations governing penny stocks. In general, penny stocks are equity securities (i) of companies that have net tangible assets of less than $2 million (if continuously operating for less than three years) or $5 million (if continuously operating for more than three years) and (ii) that have a market price of less than $5.00 (excluding securities that are quoted on Nasdaq or are registered on a national securities exchange meeting certain guidelines). As at December 31, 1998, the Company had been continuously operating for more than three years and had net tangible assets of $3,382,103. In addition, as indicated in the Minimum Bid Price risk factor, the market price of the Company's common stock had been less than $5.00 per share.

                   Under the penny stock rules, broker-dealers who recommend
                  those securities to persons other than institutional accredited investors (generally institutions with assets in excess of $5 million) must make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents which identify risks associated with investing in penny stocks and which describe the market for the penny stock and the purchaser's legal remedies. Further, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in a penny stock. These requirements may have the effect of reducing the level of trading activity in securities which become subject to the penny stock rules. If the Company's common stock becomes subject to the penny stock rules, purchasers of shares of the Company's common stock may find it more difficult to sell these securities, which could have an adverse affect on its market price.

                  UNCERTAINTY OF PROPOSED PLAN OF OPERATION AND MARKET ACCEPTANCE. The Company's ONE-ON-ONE personalized videotape golf lesson is a new business concept and, accordingly, demand and market acceptance for its products is uncertain. Although the Company commenced marketing activities in 1997, it has not been able to develop a sales force necessary to raise widespread awareness of the product and acquire a customer base sufficient to offset its expenses. The Company's business prospects will depend significantly on its ability to successfully build an effective sales organization. To the extent that the Company enters into third-party marketing and distribution arrangements in the future, it will depend on the marketing efforts of those third parties, which will reduce its operating and gross profit margins. The Company cannot assure you that its business strategy will result in successful product commercialization or that its efforts will result in broad-based market acceptance of its products. The Company may need to change its marketing plans based on the progress of its marketing efforts and changes in market conditions. The Company cannot assure that it will be able to continue to implement its business plan.

                  PRODUCT OBSOLESCENCE. The markets for the Company's products may be characterized by rapidly changing technology which could result in product obsolescence or short product life cycles. The Company's competitors could develop technologies or products that render its products obsolete or less marketable. Accordingly, the Company's ability to compete may depend on its ability to continually enhance and improve its products.

                  DEPENDENCE ON KEY PERSONNEL. The Company depends on the personal efforts of Earl T. Takefman, Richard Parker, Thomas Peters and other key personnel to implement its operating and growth strategies. The loss of the services of these individuals could adversely affect the Company's business and prospects because they have unique knowledge and experience in the industry. The Company has entered into employment agreements with Mr. Takefman and other key personnel and has obtained "keyman" insurance on the life of Mr. Takefman in the amount of $5,000,000, which will not be renewed when it expires in July 1999.

                  DEPENDENCE ON LIMITED PRODUCT LINE. The Company is entirely dependent on the sales of a limited product line to generate revenues and on the commercial success of its products. The Company cannot assure that its products will prove to be commercially viable. Failure to achieve commercial viability on a timely basis would cause the Company to close its business.

                  INDUSTRY FACTORS. The Company's future operating results will depend on numerous factors beyond its control, including:

                       o the popularity, price and timing of competitors' products being introduced and distributed;

                       o national, regional and local economic conditions (particularly recessionary conditions adversely affecting consumer spending);

                       o    changes in consumer demographics;

                       o the availability and relative popularity of other forms of sports and entertainment; and

                       o public tastes and preferences, which may change rapidly and cannot be predicted.

                  The Company's ability to plan for product development and promotional activities may be affected by its ability to anticipate and respond to relatively rapid changes in consumer tastes and preferences. To the extent that the Company targets consumers with limited disposable income, it may find it more difficult to price its products at levels which result in profitable operations.

                  ACQUISITION STRATEGY. The Company has recently adopted an acquisition strategy to expand its product offering, focusing on technology companies including, in particular, companies engaged in the business of "distance education" or instruction via the Internet. To be suitable for acquisition by the Company, these companies must be small enough to be affordable yet profitable. These candidates may be few in number and may attract offers from companies with greater financial resources than the Company. The Company cannot assure you that it will be able to locate suitable acquisition targets or that it will be able to complete any acquisitions.

                  FINANCING OF ACQUISITIONS. The Company's current financial condition will not allow it to finance an acquisition independently. If the Company locates an acquisition opportunity, it will have to depend on the profitability of the company to be acquired and the efforts of some of its major stockholders to attract and obtain financing. The Company cannot assure you that it will be able to obtain financing on acceptable terms or at all. If the Company cannot obtain financing, it will not be able to complete any acquisitions.

                  VOLATILITY OF MARKET PRICE OF COMMON STOCK AND WARRANTS. Since the Company's initial public offering, the market price of its publicly traded securities has been highly volatile, as has been the case with the securities of other emerging companies. The Company's operating results and announcements by the Company or its competitors may have a significant impact on the market price of its securities. In addition, in recent years, the stock market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations which have not necessarily been related to the operating performance of those companies.

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

                  COMMON STOCK:                                      HIGH           LOW
                  -------------                                      ----           ----
                  Fiscal Year 1996
                    Third Quarter (from July 24, 1996)              $ 8.00         $4.38
                    Fourth Quarter                                    7.63          5.63

                  Fiscal Year 1997
                     First Quarter                                  $12.38         $5.75
                     Second Quarter                                  13.75          8.63
                     Third Quarter                                   10.25          6.50
                     Fourth Quarter                                   8.25          3.06

                  Fiscal Year 1998
                     First Quarter                                  $ 4.38         $2.63
                     Second Quarter                                   4.69          2.81
                     Third Quarter                                    3.47          1.38
                     Fourth Quarter                                   1.97           .63

                  IPO WARRANTS:                                      HIGH           LOW
                  ------------                                       ----           ---

                  Fiscal Year 1996
                    Third Quarter (from July 24, 1996)             $ 4.13          $1.00
                    Fourth Quarter                                   3.16           1.88

                  Fiscal Year 1997
                     First Quarter                                 $ 7.56          $1.88
                     Second Quarter                                  8.63           4.00
                     Third Quarter                                   5.13           3.00
                     Fourth Quarter                                  3.44            .75

                  Fiscal Year 1998
                     First Quarter                                 $ 1.69          $ .69
                     Second Quarter                                  1.25            .00
                     Third Quarter                                    .88            .25
                     Fourth Quarter                                   .69            .06


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

         OPERATING MARGINS AND OVERHEAD STRUCTURE

                  Approximately 25% of the cost of sales are variable costs related to making the sale. These costs include the cost of the videotapes, royalties to Greg Norman and salesmen's commissions. The remaining 75% of each sales dollar is contributed to the Company's fixed operating costs which includes operator salaries, vehicle storage and van depreciation and the Company's fixed overhead expenses. As soon as the Company achieves sales levels sufficient to offset its fixed operating costs, the Company believes that 75% of each sales dollar will result in income before taxes. The Company believes that sales of $6,500,000 to $7,000,000 are needed before it may be able to generate profits. Management believes that the Company will not achieve these sales levels in 1999 and no assurance can be given that the Company will ever achieve such sales levels or that the variable costs will remain constant as a percent of sales or that the Company will not incur additional fixed costs.

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

                  The Company's gross profit increased to $168,273 for Y-98 as compared to a gross loss of $186,362 for Y-97, or a gross margin of 6% in Y-98 as compared to a gross margin of -13% in Y-97. The increase in gross profit in 1998 as compared to 1997 is primarily due to significant training costs for van operators that were incurred in 1997 and were significantly decreased in 1998, as well as low initial sales during the Company's start-up phase in 1997. In addition the Company's sales increased at a greater rate than the cost of sales. The Company's cost of sales in 1998 as compared to 1997 increased by 57% vs. a 91% sales increase. The increase in the cost of sales is primarily attributable to increases in the number of videotapes produced ($30,115), royalty expense to Greg Norman ($200,000), salesmen's commissions ($86,180), and vehicle fuel costs ($33,275). These expenses are all directly related to sales. Operator salaries related to videotape production also increased by $169,860. The balance of the increase is primarily attributable to an increase in depreciation expense associated with the increased number of vans for the full year of 1998 vs. 1997.

                  Operating expenses for Y-98 decreased 42% to $4,577,034 as compared to $7,929,850 for Y-97. The decrease in operating expenses reflects reductions in corporate overhead and start-up expenses that were incurred in 1997. The decrease in operating expense is attributable to a reduction in General & Administrative salaries of $194,166, a reduction in legal fees of $333,446, a reduction in travel expenses of $342,001, a reduction in advertising and marketing expenses of $720,911 and a reduction in financing costs of $825,807. The balance of the decrease is primarily attributable to a decrease in depreciation and amortization expenses.

                  Operating loss for Y-98 decreased 46% to $4,408,761, as compared to $8,116,212 for Y-97.

                  The Company earned $119,647 in interest income for Y-98, as compared to $111,140 for Y-97. Interest expense for Y-98 was $251,566, as compared to $508,080 for Y-97. The decrease in interest expense is primarily due to the conversion of the June Financing Notes to Preferred Stock.

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

                  The Company anticipates that its current capital resources, when combined with anticipated cash flows from operations, will be sufficient to satisfy the Company's contemplated working capital requirements for the year ending December 31, 1999. However, there can be no guarantee that the Company's anticipated cash flow from operations and sales will be realized. If the Company is unable to realize the anticipated cash flows, or raise additional equity, it may exhaust its cash resources by the year-end and may be forced to curtail its operations. (See Risk Factors - Uncertainty of Proposed Plan of Operation and Market Acceptance and Risk Factors - Capital Resources).

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

         YEAR 2000 ISSUE

                  The Company has completed its assessment of the impact of Year 2000 on its business including its readiness of internal accounting and operating systems and communicated with key suppliers regarding their exposure to Year 2000 issues. The Company anticipates that its business operations will electronically interact with third parties very minimally, if at all. The Company's Year 2000 risks from third parties are insignificant. Management believes that the Company's worst case scenario would involve delays in receiving videotapes from its supplier. The Company will stockpile videotapes used in production before the 1999 year-end, so as not to run short if its vendor cannot supply the Company. The majority of the Company's systems consist of packaged software purchased from vendors which are already Year 2000 compliant, based on representations from the vendors. The Company has addressed both Information Technology and Non-Information Technology concerns; for instance, the network file servers have been designed to handle Year 2000 issues, and the recently installed telephone system is designed to handle Year 2000 issues. The Company is not presently aware of any significant expenditures which will be necessitated in order to be ready for the Year 2000, although there can be no assurances that significant expenditures may not be required in the future. The Company presently believes that the Year 2000 issue will not have a material impact on the Company's business or operations; however, there can be no guarantee that the Company will be unaffected or in the level of timely compliance by key suppliers or vendors which could impact the Company's operations including, but not limited to, disruptions to the Company's business.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Edge Systems Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida,
  March 24, 1999 (except with respect to the matter discussed in Note 11, as to which the date is May 12, 1999).

                            VISUAL EDGE SYSTEMS INC.
                                 BALANCE SHEETS


                                                             DECEMBER 31, 1997      DECEMBER 31, 1998
                                                             -----------------      -----------------
                          ASSETS
Current Assets:
  Cash and Cash Equivalents                                    $        224,429       $        244,346
  Certificates of Deposit                                             1,080,000              1,750,000
  Accounts Receivable                                                    23,917                 26,893
  Inventory                                                              72,771                103,142
  Prepaid Expenses - Advance Royalties                                  350,000                220,577
  Other Current Assets                                                  217,225                107,345
                                                               ----------------       ----------------
                      Total Current Assets                            1,968,342              2,452,303

Fixed Assets, net                                                     2,632,826              2,248,514
Intangible Assets, net                                                  286,986                167,777
Prepaid Expenses - Advance Royalties                                        449                680,157
Investments-Restricted (Note 5(d))                                      812,719                587,108
                                                               ----------------       ----------------
                      Total Assets                             $      5,701,322       $      6,135,859
                                                               ================       ================

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                             $        344,884       $        201,617
  Accrued Expenses                                                      173,605                167,795
  Other Current Liabilities                                             121,266                218,259
  Current Maturities of  Equipment Loans                                540,264                595,084
                                                               ----------------       ----------------
                      Total Current Liabilities                       1,180,019              1,182,755
Equipment Loans                                                         661,939                149,951
Convertible Debt                                                      4,997,026              1,253,273
                                                               ----------------       ----------------
                      Total Liabilities                               6,838,984              2,585,979
                                                               ----------------       ----------------

                      Commitments and Contingencies (Notes 5 and 9)

          STOCKHOLDERS' EQUITY (DEFICIT):

Preferred Stock, $.01 par value, 5,000,000 shares
  authorized: Series A-2 convertible, none issued and
  outstanding at December 31, 1997 and 6,000 shares issued
  and outstanding at December 31, 1998                                       --              6,000,000
Common Stock, $.01 par value, 20,000,000 shares
  authorized, 5,316,696 shares issued and outstanding at
  December 31, 1997 and  10,378,440 issued and outstanding
  at December 31, 1998                                                   53,167                103,784
Additional Paid in Capital                                           12,427,394             17,748,379
Accumulated Deficit                                                 (13,618,223)           (20,302,283)
                                                               ----------------       ----------------
            Total Stockholders' Equity (Deficit)                     (1,137,662)             3,549,880
                                                               ----------------       ----------------
            Total Liabilities & Stockholders'
               Equity (Deficit)                                $      5,701,322       $      6,135,859
                                                               ================       ================



  The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                            STATEMENTS OF OPERATIONS


                                                              For the years ended
                                                                  December 31,
                                                        --------------------------------
                                                             1997                1998
                                                        -------------      -------------
Sales                                                   $   1,381,111      $   2,632,213

Cost of Sales                                               1,567,473          2,463,940
                                                        -------------      -------------
Gross (Loss) Profit                                          (186,362)           168,273
                                                        -------------      -------------

Operating Expenses:
  General and Administrative                                4,565,007          3,024,271
  Selling and Marketing                                     2,072,537          1,036,713
  Financing Fees                                            1,049,049            223,242
  Non-cash Stock Compensation Expense                         243,257            292,808
                                                        -------------      -------------
                    Total Operating Expenses                7,929,850          4,577,034
                                                        -------------      -------------
                    Operating Loss                         (8,116,212)        (4,408,761)
                                                        -------------      -------------
Other Income (Expenses):
  Interest Income                                             111,140            119,647
  Interest Expense                                           (508,080)          (251,566)
  Amortization of Deferred Financing Fees                  (1,243,418)          (306,112)
                                                        -------------      -------------
                   Total Other Income (Expenses)           (1,640,358)          (438,031)
                                                        -------------      -------------
                   Net Loss before Extraordinary Item      (9,756,570)        (4,846,792)

Extraordinary item - write off of financing fees in
  connection with extinguishment of debt                     (999,000)                --
                                                      ---------------      -------------
                   Net Loss                               (10,755,570)        (4,846,792)

Preferred Stock dividend                                           --         (1,837,268)
                                                      ---------------      -------------
Net Loss to common stockholders                       $  (10,755,570)      $  (6,684,060)
                                                      ==============       =============
Basic and Diluted Loss per Share:
  Net Loss per Share before Extraordinary Item                 (2.05)              (0.81)
  Extraordinary Item                                           (0.21)                 --
                                                      --------------       -------------
  Net Loss per Share                                  $        (2.26)      $       (0.81)
                                                      ==============       =============

Weighted average common shares outstanding                 4,758,605           8,238,208
                                                      ==============       =============




   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                          Common Stock                    Additional
                                                        -----------------     Preferred    Paid-in      Accumulated
                                                        Shares      Amount      Stock      Capital        Deficit        Total
                                                        ------      ------    ---------  ------------   ------------  ------------
 Balance at December 31, 1996                         4,615,000    $46,150    $     --   $  6,481,159  $ (2,862,653)  $  3,664,656

 Common stock issued in connection with the March
   bridge financing                                     100,000      1,000          --        999,000            --      1,000,000
 Warrants issued in connection with the March
   bridge financing                                          --         --          --        665,000            --        665,000
 Common stock issued in connection with the Infinity
   financing                                            288,025      2,880          --      1,755,619            --      1,758,499
 Warrants issued in connection with the Infinity
   financing                                                 --         --          --        962,012            --        962,012
 Common stock issued for services                       270,000      2,700          --        997,300            --      1,000,000
 Options and warrants issued for services                    --         --          --        458,237            --        458,237
 Exercise of options                                     25,000        250          --        127,750            --        128,000
 Issuance of common stock for payment of interest on
   convertible debt                                      65,671        657          --        333,101            --        333,758
 Repurchase and cancellation of common stock            (47,000)      (470)         --       (351,784)           --       (352,254)
 Net loss                                                    --         --          --             --   (10,755,570)   (10,755,570)
                                                    -----------   --------  ----------    -----------  ------------   ------------
 Balance at December 31, 1997                         5,316,696     53,167          --     12,427,394   (13,618,223)    (1,137,662)

 Preferred stock Series A convertible issued in
   connection with the Infinity financing                    --         --   6,000,000     (2,178,942)           --      3,821,058
 Cancellation of Preferred stock Series A convertible
   issued in connection with the Infinity financing          --         --  (6,000,000)     6,000,000            --             --
 Preferred stock Series A-2 convertible issued in
   connection with the Infinity financing                    --         --   6,000,000     (6,000,000)           --             --
 Preferred stock embedded dividend                           --         --          --      1,350,000    (1,350,000)            --
 Sale of preferred stock in connection with the Infinity
   financing                                                 --         --   1,550,000             --            --      1,550,000
 Redemption of preferred stock in connection with the
   Infinity financing                                        --         --  (1,550,000)            --            --     (1,550,000)
 Issuance of common stock for payment of dividends on
   preferred stock                                      302,755      3,028          --        484,240      (487,268)            --
 Issuance of common stock for payment of interest on
   convertible debt                                      80,989        809          --        123,972            --        124,781
 Common stock and warrants issued in connection with
   the Infinity financing amendments                    350,000      3,500          --        260,909            --        264,409
 Common stock issued in connection with the Marion
   equity financing                                   4,010,000     40,100          --      4,678,678            --      4,718,778
 Common stock and warrants issued in connection with
   the Greg Norman agreement                            272,000      2,720          --        290,088            --        292,808
 Issuance of common stock for payment of prepaid
   royalties                                             30,000        300          --        299,700            --        300,000
 Exercise of options                                     16,000        160          --         12,340            --         12,500
 Net loss                                                    --         --          --             --    (4,846,792)    (4,846,792)
                                                    -----------   --------  ----------    -----------  ------------   ------------
 Balance at December 31, 1998                       $10,378,440   $103,784  $6,000,000    $17,748,379  $(20,302,283)   $ 3,549,880
                                                    ===========   ========  ==========    ===========  ============    ===========



   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                            STATEMENTS OF CASH FLOWS

                                                                                    For the years ended
                                                                                       December 31,
                                                                         ---------------------------------------
                                                                                1997                  1998
                                                                         ------------------     ----------------
Operating activities:
Net loss                                                                 $     (10,755,570)     $     (4,846,792)
Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash stock compensation expense                                          243,257               292,808
      Non-cash stock financing fees                                              1,036,000                95,242
      Non-cash interest expenses                                                   333,758               124,781
      Depreciation and amortization                                              1,128,964               851,258
      Amortization of deferred financing expenses                                1,243,418               306,112
      Extraordinary Item                                                           999,000                    --
      Changes in assets and liabilities:
           Increase in accounts receivable                                         (23,917)               (2,976)
           (Increase)/decrease in other current assets                            (136,469)              109,880
           (Increase)/decrease in prepaid expense - advance royalties              (50,000)              129,423
           Increase in inventory                                                   (36,024)              (30,371)
           Increase in other assets                                                     --              (154,097)
           Increase/(decrease) in accounts payable                                  11,770              (143,267)
           Decrease in accrued expenses                                           (111,295)               (5,810)
           Increase in other current liabilities                                   119,766                96,993
                                                                         -----------------      ----------------
                Net cash used in operating activities                           (5,997,342)           (3,176,816)
                                                                         -----------------      ----------------
Investing activities:
      Capital expenditures                                                         (71,457)             (347,737)
      Purchases of short-term investments                                       (3,523,667)           (3,750,000)
      Proceeds from the sale of short-term investments                           3,500,000             3,080,000
                                                                         -----------------      ----------------
                Net cash used in investing activities                              (95,124)           (1,017,737)
                                                                         -----------------      ----------------
Financing activities:
      Proceeds from the issuance of common stock                                        --             4,718,778
      Exercise of options                                                          128,000                12,500
      Repurchase common stock                                                     (352,254)                   --
      Repayment of borrowings                                                   (4,351,968)             (516,808)
      Payments of financing costs                                                 (340,000)                   --
      Proceeds from borrowings                                                  11,000,000                    --
                                                                         -----------------      ----------------
                Net cash provided by financing activities                        6,083,778             4,214,470
                                                                         -----------------      ----------------
                Net change in cash and cash equivalents                             (8,688)               19,917
Cash and cash equivalents at beginning of period                                   233,117               224,429
                                                                         -----------------      ----------------
Cash and cash equivalents at end of period                               $         224,429      $        244,346
                                                                         =================      ================
Supplemental disclosure of cash flow information:
      Cash paid for interest                                             $         174,069      $        117,279
                                                                         =================      ================


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

                   To implement its marketing and business strategy, the
                  Company has built 17 mobile ONE-ON-ONE production facilities ("vans") equipped with video and personal computer equipment to market, promote and produce the Company's products. The Company locates its ONE-ON-ONE vans in selected geographic areas that service golf courses and driving ranges throughout the United States, and has placed its first vans in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania, Texas and Ontario, Canada. The vans travel to golf courses and corporate events to film participants and produce the ONE-ON-ONE lessons on-site. The Company has also opened authorized ONE-ON-ONE videotaping centers in key cities throughout the country which allow recipients of ONE-ON-ONE gift certificates or certificates which may in the future be obtained through a planned infomercial to redeem their certificates and receive their personalized ONE-ON-ONE video golf lesson. These videotaping centers are permanent, part time locations which the Company has developed in partnership with existing retail establishments such as driving ranges, golf courses, automobile dealerships and other retailers. In 1998, almost 100% of the Company's revenue was derived from van service. The Company expects that the videotaping centers will account for less than 10% of sales during 1999, although this amount may be affected by the impact of the planned infomercial. The infomercial has been completed and is currently awaiting approval from Greg Norman and Great White Shark Enterprises, Inc. The Company expects to begin testing the infomercial in May in three markets. The Company has incurred no costs related to the infomercial's development, because it licensed development rights to an independent third party infomercial company. Delays in testing the infomercial have been related to editing delays by the third party.

                  The Company is marketing the gift certificate program as a corporate incentive and promotional product and is selling the certificates directly to golfers via the Company's web site. Sales to corporations are handled by the Company's sales force and independent sales representatives.

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

         (B)      REVENUE RECOGNITION

                  Revenue from sale of event days or individual personalized videotapes is recognized when the Company completes the event day or delivers the videotapes to the individual customer. Deposits received in advance of videotape delivery are recorded as customer deposits which are included in other current liabilities in the accompanying balance sheets.

         (C)      CASH AND CASH EQUIVALENTS

                  For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 1997 and 1998, substantially all cash and cash equivalents are interest-bearing deposits.

         (D)      INVENTORIES

                  The Company's inventory consists exclusively of videotapes. Inventory is stated at the lower of weighted average or cost or market. In evaluating whether inventory is stated at the lower of cost or market, management considers factors such as the amount of inventory on hand, estimated time to sell such inventory and current market conditions.

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

         (K)      STOCK OPTION PLAN

                  Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board ("APB") Opinion No. 25. The Company intends to recognize compensation costs, where appropriate, under the provisions of APB No. 25, and has provided the expanded disclosure required under SFAS No. 123 for the years ending December 31, 1997 and 1998(see Note 8).

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

(3)      FIXED ASSETS, NET

                  Fixed assets, including equipment and mobile production units acquired under capital leases, consist of the following at December 31, 1997 and 1998:


                                                                                                  LIVES
                                                                   1997           1998           (YEARS)
                                                                ----------      ----------       -------
                  Mobile video-tape production units            $2,394,704      $2,696,553          5
                  Product development equipment                    489,149         523,224        3 - 5
                  Training and processing equipment                116,271         117,725          5
                  Office furniture and equipment                   382,399         392,759          5
                  Trade show exhibits                              146,657         146,657          5
                                                                ----------      ----------
                                                                 3,529,180       3,876,918
                  Less accumulated depreciation                   (896,354)     (1,628,404)
                                                                ----------     -----------
                  Fixed assets, net                              2,632,826       2,248,514
                                                                ==========     ===========

(4)      INTANGIBLE ASSETS, NET

                  Intangible assets consist of the following at December 31, 1997 and 1998:

                                                                           1997            1998
                                                                        ---------        ---------
                  Video and marketing production costs                  $ 447,404        $ 447,404
                  Deferred organizational costs                            29,428           29,428
                                                                        ---------        ---------
                                                                          476,832          476,832
                  Less accumulated amortization                          (189,846)        (309,055)
                                                                        ---------        ---------
                  Intangible assets, net                                $ 286,986        $ 167,777
                                                                        =========        =========

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

                  The Third Amendment also revised the conversion price at which the Notes may be convertible into Common Stock, at which the Series A-2 Preferred Stock may be convertible into Common Stock (the "Series A-2 Conversion Shares") and required future interest payments on the Notes to be made in cash. The "Conversion Price" (as defined in the Third Amendment) applicable to the Company's outstanding Convertible Notes is $2.50 until January 1, 2000, inclusive, and $1.25 thereafter. The Conversion Price applicable to the Series A-2 Preferred Stock is (i) for the first $2,000,000 of aggregate liquidation preference of the Series A-2 Preferred Stock, $1.25, (ii) for the next $1,000,000 of aggregate liquidation preference of the Series A-2 Preferred Stock, $2.00 until June 30, 1999, inclusive, $1.375 from July 1, 1999 until January 1, 2000, inclusive, and $1.25 thereafter, and (iii) for any excess amounts of aggregate liquidation preference of the Series A-2 Preferred Stock, $2.50 until June 30, 1999, inclusive, $2.00 from July 1, 1999 until January 1, 2000, inclusive, and $1.25 thereafter.

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

                  Furthermore, as a means of retaining the Company's management and as an incentive for such management to pursue the Company's long-term goals, the Third Amendment provided that all outstanding stock options granted to the Chief Executive Officer, the President and Chief Operating Officer, and the Vice President of Operations and Technology be repriced to $1.00 per share and that all such options shall be immediately vested. The Company also agreed to reprice to $1.00 per share approximately 82,000 existing employee stock options, all such options to be immediately vested. In addition, the New Funds also returned to the Company the June Warrants and the New Warrants to purchase an aggregate of 284,000 shares, and the Company repriced 16,000 of these warrants to market value at $.781 per share that were exercised pursuant to the Third Amendment (as described below), provided that options to purchase 200,000 shares of Common Stock be granted to the President and Chief Operating Officer and options to purchase 100,000 shares of Common
                  Stock be granted to the Vice President of Operations and Technology, all such options to be immediately vested and to have an exercise price of $1.00 per share. The unamortized portion amounting to $65,000 of the original issue discount associated with the June Warrants and New Warrants has been fully amortized in 1998. Moreover, the Company granted 200,000 new stock options to the President and Chief Operating Officer, all such options to be immediately vested and to have an exercise price of $1.00 per share.

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

(6) COMMON STOCK

                  In July 1996, the Company sold 1,395,000 shares of common stock and 1,495,000 redeemable warrants (the "IPO Warrants") to the public. The IPO Warrants are exercisable and grant the holder the right to purchase one share of Common Stock at a price of $5.00 per share, subject to adjustment in certain circumstances. The IPO Warrants are redeemable by the Company, upon the consent of the IPO underwriter, at a price of $.10 per Warrant, and subject to the terms set forth therein. In the event that the Company calls the IPO Warrants for redemption, it will be economically advantageous for the warrant holders to exercise the IPO Warrants, resulting in the issuance by the Company of up to 1,495,000 additional shares of Common Stock. As of December 31, 1998, none of the warrants issued in connection with the Company's IPO have been exercised. In addition, the Company issued to the IPO underwriters 260,000 warrants to purchase Common Stock at a price of $6.90 per share.

                  A summary of Common Stock reserved for potential future issuances as of December 31, 1998 is as follows:


                    IPO warrants at $5.00 per share (Note 6)                                 1,495,000
                    Warrants issued to the IPO underwriter at $6.90 per share                  260,000
                    Stock option plan for officers, directors and employees
                      consultants (Note 8)                                                   1,649,039
                  Warrants issued in connection with 1997 March Bridge Financing at
                    $10.00 per share (Note 5a)                                                 100,000
                  Equipment financing warrants at $10.00 per share (Note 5d)                    75,000
                  Options granted to Greg Norman at $1.00 per share (Note 9a)                  125,000
                  Options granted to consultants in accordance with the Infinity
                    Financing  Third Amendment at $1.00 per share (Note 5b)                     50,000
                  Options granted to consultants in accordance with the Infinity
                    Financing Third Amendment at $3.00 per share (Note 5b)                      50,000
                                                                                             ---------
                                                                                             3,804,039
                                                                                             =========

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

                Stock option activity during the periods is indicated as follows:


                                                                                             Weighted Average
                                                                      Number of Shares        Exercise Price
                                                                      ----------------       ----------------
                    Balance at December 31, 1996                           787,871                $5.00
                             Granted                                       223,548                $7.07
                             Exercised                                     (25,000)               $5.12
                             Forfeited                                     (38,000)               $5.75
                                                                        ----------                -----
                    Balance at December 31, 1997                           948,419                $5.46
                             Granted                                     1,321,500                $1.00
                             Forfeited                                    (395,880)               $5.45
                                                                        ----------                -----
                    Balance at December 31, 1998                         1,874,039                $2.32
                                                                        ==========                =====


                At December 31, 1997 and December 31, 1998, 504,124 and 1,780,633 options were exercisable, respectively.

                At December 31, 1998, the weighted-average exercise price and weighted-average remaining contractual life of outstanding options was as follows:

                                             Outstanding                 Exercisable
                                        ---------------------      -----------------------
                                                    Weighted-
                                        Weighted     Average                     Weighted-
                                        Average     Reamining                     Average
               Exercise                 Exercise   Contractual                    Exercise
                Price         Shares      Price        Life        Shares          Price
                -----         ------      -----        ----        ------          -----
            $    1.00        1,734,889   $ 1.00        8.44       1,732,389        $ 1.00
                 3.00           50,000     3.00        1.50              --            --
              5.00-5.75         84,150     5.04        7.53          44,911          5.03
                10.75            5,000    10.75        3.00           3,333         10.75
            -----------      ---------   ------        ----       ---------        ------
            $1.00-10.75      1,874,039   $ 1.26        8.20       1,780,633        $ 1.12
            ===========      =========   ======        ====       =========        ======

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

         (B)      EMPLOYMENT AGREEMENTS

                  The Company currently has employment agreements with three executive employees which expire on December 31, 2000. The agreements provide for aggregate minimum annual compensation of approximately $480,000 in 1998, $540,000 in 1999 and
                  $600,000 in 2000. The agreements are automatically renewed thereafter for additional one-year periods unless the Company or the employees provide timely notice of termination. The agreements also provide for potential performance bonuses and severance payments ranging from three to twelve months.

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

          (E)     UNCERTAINTY OF PROPOSED PLAN OF OPERATION

                  The Company's plan of operation and prospects are largely dependent upon the Company's ability to achieve significant market acceptance for its products and realize sufficient sales to offset its operating expenses. There can be no assurance that the Company will be able to continue to implement a business plan that insures profitability. Failure to successfully implement its business plan would result in closure of the business. The Company's ONE-ON-ONE personalized videotape golf lesson is a new business concept and, accordingly, demand and market acceptance for the Company's products is subject to a high level of uncertainty. Achieving market acceptance for the Company's products will require significant efforts and expenditures by the Company to create awareness and demand. The Company's prospects are significantly affected by its ability to successfully build an effective sales organization. There can be no assurance that the Company's strategy will result in successful product commercialization or that the Company's efforts will result in initial or continued market acceptance for the Company's products. Management believes that projected 1999 revenues, when combined with planned cost savings and existing financial resources will be sufficient to fund operations through at least January 1, 2000. However, if the Company is unable to realize the anticipated cash flows, or raise additional equity, it may exhaust its cash resources by January 1, 2000 and may be forced to curtail or cease its operations.

         (F)      CONTINUED COMPLIANCE WITH NASDAQ SMALLCAP LISTING REQUIREMENTS

                  On March 1, 1999, the minimum bid price of the Company's shares had been less than $1.00 per share for thirty consecutive business days and in accordance with Nasdaq's listing requirements, the Company received notice from Nasdaq regarding the minimum bid price of the Company's shares. The Company must achieve compliance with Nasdaq's rules by June 1, 1999 or the Company's Common Stock could be delisted. According to Nasdaq's rules, the Company can achieve compliance if the minimum bid price of the Company's shares is above $1.00 per share for at least ten consecutive business days during the ninety-day compliance period. The Company may attempt to meet Nasdaq's rules by effecting a reverse stock split. Exclusion of the Company's shares from Nasdaq would adversely affect the market price and liquidity of the Company's equity securities.

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

(11)     RESTATEMENT

                  The Company has restated its financials pursuant to a comment letter dated April 26, 1999 from the Securities and Exchange Commission. The Company has revised Notes (1), (2(d)), (5(b)), (9(b)) and (9(e)).

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

ITEM 10.  EXECUTIVE COMPENSATION.

          EMPLOYMENT AGREEMENTS

                  Effective January 1, 1996, the Company entered into a three-year employment agreement with Earl Takefman, the Chief Executive Officer of the Company. This agreement was amended on April 14, 1998 and extended until December 31, 2000. Pursuant to the agreement, as amended, Mr. Takefman is entitled to receive a base salary of $175,000 per annum, subject to increase to $200,000 on January 1, 1999 and to $225,000 on January 1, 2000. In addition, pursuant to the original employment agreement, Mr. Takefman received 250,000 options upon the consummation of the Company's initial public offering, which options have now vested, and currently have an exercise price of $1.00. The agreement is automatically renewed for additional one-year periods, unless Mr. Takefman or the Company provides notice to the other of its termination. In the event that Mr. Takefman is terminated without cause, he will be entitled to receive twelve months severance pay from the date of termination or the compensation due for the remainder of the term of the agreement, whichever is greater, as liquidated damages for such termination.

                  Effective June 1, 1996, the Company entered into an employment agreement with Richard Parker, pursuant to which Mr. Parker serves as the President and Chief Operating Officer of the Company. This Agreement was amended on April 14, 1998 and extended until December 31, 2000. Mr. Parker is entitled to receive a base salary of $175,000 per annum, subject to increase to $200,000 on January 1, 1999 and to $225,000 on January 1, 2000. The agreement is automatically renewed for additional one-year periods, unless Mr. Parker or the Company provides notice to the other of its termination. If Mr. Parker is terminated without cause, he will be entitled to receive twelve months severance pay from the date of termination or the compensation due for the remainder of the term of the agreement, whichever is greater, as liquidated damages for such termination. In addition, Mr. Parker may terminate his employment agreement if Mr. Takefman is no longer actively involved in the management of the Company; in such case, Mr.
                  Parker would still be entitled to his severance package.

                  As of May 1, 1996, the Company entered into a two-year employment agreement with Thomas Peters, pursuant to which Mr. Peters originally served as Director of Software Development and now serves as Vice President of Operations and Technology. This Agreement was amended on April 14, 1998 and extended until December 31, 2000. Mr. Peters is entitled to receive a base salary of $130,000 per annum, subject to increase to $140,000 on January 1, 1999 and to $150,000 on January 1, 2000. Pursuant to the agreement, Mr. Peters will also be eligible to receive a bonus based on the Company's performance, as determined by the Board of Directors. The agreement is automatically renewed for additional one-year periods, unless Mr. Peters or the Company provides notice to the other of its termination. In the event that Mr. Peters is terminated without cause, he will be entitled to receive six months severance pay from the date of termination or the compensation due for the remainder of the term of the agreement, whichever is greater, as liquidated damages for such termination.

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

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following Exhibits are filed as part of this Report as required by Item 601 of Regulation S-B.

EXHIBIT
NUMBER       DESCRIPTION
-------      ------------

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

  10.18      Form of Warrant Certificate. (Incorporated by reference to Exhibit
             99.3 to the Registrant's Current Report on Form 8-K filed February 6, 1998).

  10.19 Amendment, dated as of December 31, 1998, to License Agreement dated as of March 1, 1995, by and between Greg Norman and Great White Shark Enterprises, Inc. and the Company, as amended on April 19, 1996, October 18, 1996 and June 3, 1997 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB filed March 31, 1999).

  16 Letter, dated November 14, 1997, from KPMG Peat Marwick LLP to the Securities and Exchange (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K/A filed November 19,
             1997)

  24         Power of Attorney (included with the signature page hereof)

  27*        Financial Data Schedule
-----------------

* Filed herewith.

      (b) Reports on Form 8-K

            None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         VISUAL EDGE SYSTEMS INC.



                                         By: /s/ Earl Takefman
                                             ----------------------------------
                                             Earl Takefman
                                             Chief Executive Officer

Date: May 13, 1999

                               POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes and constitutes Earl Takefman and Richard Parker, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       CAPACITY IN WHICH SIGNED                                   DATE
---------                       ------------------------                                   ----


/s/ Earl Takefman               Director, Chief Executive Officer                          May 13, 1999
------------------------------  (Principal Executive Officer)
Earl Takefman



            *                   Chief Financial Officer                                    May 13, 1999
------------------------------  (Principal Financial and Accounting Officer)
Melissa Forzly




            *                   Chairman of the Board                                     May 13, 1999
------------------------------
Ronald F. Seale



            *                   Director                                                  May 13, 1999
------------------------------
Mark Hershhorn



            *                   Director                                                  May 13, 1999
------------------------------
Beryl Artz



            *                   Director                                                  May 13, 1999
------------------------------
Richard Parker

-------------------------

* By Earl Takefman under Power of Attorney