Form 10QSB
period 1999-03-31
VISUAL EDGE SYSTEMS INC
filed 1999-05-14
CIK 1015172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  UNITED STATES

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

         As of May 14, 1999, the registrant had 10,398,440 shares of common stock and 1,930,000 redeemable warrants outstanding, of which 1,495,000 are publicly traded.

                            VISUAL EDGE SYSTEMS INC.

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements:

        Balance Sheets
          March 31, 1999 (unaudited) and December 31, 1998                                           3

        Statements of Operations
          Three Months Ended March 31, 1999 and 1998 (unaudited)                                     4

        Statements of Cash Flows
          Three Months Ended March 31, 1999 and 1998 (unaudited)                                     5

        Statements of  Stockholders' Equity for the Three Months
          Ended March 31, 1999 (unaudited) and the Year Ended December 31, 1998                      6

        Notes to Financial Statements                                                                7

ITEM 2. Management's Discussion and Analysis of Financial Condition and                            8-12
          Results of Operations

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                                                           13

ITEM 2. Changes in Securities                                                                       13

ITEM 3. Defaults Upon Senior Securities                                                             13

ITEM 4. Submission to Matters to a Vote of Security Holders                                         13

ITEM 5. Other Information                                                                           13

ITEM 6. Exhibits and Reports on Form 8-K                                                          14-16

        Signatures                                                                                  17



                            VISUAL EDGE SYSTEMS INC.
                                 BALANCE SHEETS


                                                                           December 31, 1998    March 31, 1999
                                                                           -----------------    --------------
                                                                                                  (unaudited)
                                     ASSETS
Current Assets:
  Cash and Cash Equivalents                                                   $    244,346       $    279,016
  Certificates of Deposit                                                        1,750,000          1,050,000
  Accounts Receivable                                                               26,893              7,962
  Inventory                                                                        103,142            105,120
  Prepaid Expenses - Advance Royalties                                             220,577            221,279
  Investments-Restricted                                                                --            369,450
  Other Current Assets                                                             107,345             90,636
                                                                              ------------       ------------
                  Total Current Assets                                           2,452,303          2,123,463

Fixed Assets, net                                                                2,248,514          2,010,738
Intangible Assets, net                                                             167,777            139,814
Prepaid Expenses - Advance Royalties                                               680,157            666,407
Investments-Restricted                                                             587,108            141,235
                                                                              ------------       ------------
                  Total Assets                                                $  6,135,859       $  5,081,657
                                                                              ============       ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                            $    201,617       $    154,287
  Accrued Expenses                                                                 167,795            120,197
  Other Current Liabilities                                                        218,259            352,156
  Current Maturities of Equipment Loans                                            595,084            563,578
                                                                              ------------       ------------
                  Total Current Liabilities                                      1,182,755          1,190,218

Equipment Loans                                                                    149,951             53,792
Convertible Debt                                                                 1,253,273          1,290,602
                                                                              ------------       ------------
                  Total Liabilities                                              2,585,979          2,534,612
                                                                              ------------       ------------


                  Commitments and Contingencies (Note 2)


                  STOCKHOLDERS' EQUITY:

Preferred Stock, $.01 par value, 5,000,000 shares authorized:
Series A-2 Convertible, 6,000 shares issued and outstanding
at December 31, 1998 and March 31, 1999                                          6,000,000          6,000,000

Common Stock, $.01 par value, 20,000,000 shares authorized,
10,378,440 shares issues and outstanding at December 31, 1998
and 10,398,440 issued and outstanding at March 31, 1999 (unaudited)                103,784            103,984

Additional Paid in Capital                                                      17,748,379         17,765,679

Accumulated Deficit                                                            (20,302,283)       (21,322,618)
                                                                              ------------       ------------

                  Total Stockholders' Equity                                     3,549,880          2,547,045
                                                                              ------------       ------------

                  Total Liabilities & Stockholders' Equity                    $  6,135,859       $  5,081,657
                                                                              ============       ============




   The accompanying notes are an integral part of these financial statements.

                            Visual Edge Systems Inc.
                            Statements of Operations
                                   (unaudited)


                                                               FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            -------------------------------
                                                                1998               1999
                                                            ------------       ------------
Sales                                                      $    234,006       $    320,397

Cost of Sales                                                   416,575            479,376
                                                           ------------       ------------
Gross Loss                                                     (182,569)          (158,979)
                                                           ------------       ------------

Operating Expenses:
  General and Administrative                                    742,585            611,475
  Selling and Marketing                                         292,920            162,951
  Financing Fees                                                 55,117                 --
  Non-cash Stock Compensation Expense                                --             17,500
                                                           ------------       ------------
                    Total Operating Expenses                  1,090,622            791,926
                                                           ------------       ------------
                    Operating Loss                           (1,273,191)          (950,905)
                                                           ------------       ------------


Other Income (Expenses):
  Interest Income                                                46,385             35,449
  Interest Expense                                              (64,314)           (52,640)
  Amortization of Deferred Financing Fees                       (24,088)           (52,239)
                                                           ------------       ------------
                   Total Other Income (Expenses)                (42,017)           (69,430)
                                                           ------------       ------------
                    Net Loss                                 (1,315,208)        (1,020,335)

Preferred Stock dividend                                       (245,000)                --
                                                           ------------       ------------
Net Loss to common stockholders                            $ (1,560,208)      $ (1,020,335)
                                                           ============       ============

Net Loss per Share, basic and diluted:                     $      (0.29)      $      (0.10)
                                                           ============       ============

Weighted average common shares outstanding                    5,427,807         10,395,329
                                                           ============       ============



   The accompanying notes are an integral part of these financial statements.

                         VISUAL EDGE SYSTEMS INC.
                         STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                                      For the three months ended
                                                                                                 March 31,
                                                                                      -----------------------------
                                                                                          1998              1999
                                                                                      -----------       -----------
Operating activities:
Net loss                                                                              $(1,315,208)      $(1,020,335)
Adjustments to reconcile net loss to net cash used in operating activities:
       Non-cash stock compensation expense                                                     --            17,500
       Non-cash stock financing fees                                                       25,117                --
       Non-cash interest expenses                                                          30,937                --
       Depreciation and amortization                                                      219,732           222,273
       Amortization of deferred financing expenses                                         24,088            52,239
       Changes in assets and liabilities:
            (Increase)/decrease in accounts receivable                                    (37,311)           18,931
            Decrease in other current assets                                               91,353            16,709
            (Increase)/decrease in prepaid expense - advance royalties                   (101,600)           13,048
            Increase in inventory                                                         (21,856)           (1,978)
            (Increase)/decrease in restricted investments                                  (7,658)           76,423
            Increase/(decrease) in accounts payable                                        47,794           (47,330)
            Increase/(decrease) in accrued expenses                                        12,888           (47,598)
            Increase in other current liabilities                                         269,803           133,897
                                                                                      -----------       -----------
                 Net cash used in operating activities                                   (761,921)         (566,221)
                                                                                      -----------       -----------

Investing activities:
       Capital expenditures                                                               (95,465)           (7,679)
       Proceeds from the sale of assets                                                        --            51,145
       Proceeds from the sale of short-term investments                                 1,050,000           700,000
                                                                                      -----------       -----------
                 Net cash provided by investing activities                                954,535           743,466
                                                                                      -----------       -----------

Financing activities:
       Repayment of borrowings                                                            (98,872)         (142,575)
                                                                                      -----------       -----------
                 Net cash used in financing activities                                    (98,872)         (142,575)
                                                                                      -----------       -----------
                 Net change in cash and cash equivalents                                   93,742            34,670

Cash and cash equivalents at beginning of period                                          224,429           244,346
                                                                                      -----------       -----------
Cash and cash equivalents at end of period                                            $   318,171       $   279,016
                                                                                      ===========       ===========
Supplemental disclosure of cash flow information:
       Cash paid for interest                                                         $    26,933       $    21,702
                                                                                      ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Year Ended December 31, 1998 and
               the Three Months Ended March 31, 1999 (unaudited)

                                                                                     Common Stock
                                                                               ----------------------------         Preferred
                                                                                 Shares            Amount             Stock
                                                                               ----------       ------------       ------------
Balance at December 31, 1997                                                    5,316,696       $     53,167       $         --

Preferred stock Series A convertible issued in connection
   with the Infinity financing                                                         --                 --          6,000,000
Cancellation of Series A convertible Preferred stock issued in
   connection with the Infinity financing                                              --                 --         (6,000,000)
Series A-2 convertible Preferred stock issued in connection with
   the Infinity financing                                                              --                 --          6,000,000
Preferred stock embedded dividend                                                      --                 --                 --
Sale of preferred stock in connection with the Infinity financing                      --                 --          1,550,000
Redemption of preferred stock in connection with the Infinity financing                --                 --         (1,550,000)
Issuance of common stock for payment of dividends on preferred stock              302,755              3,028                 --
Issuance of common stock for payment of interest on convertible debt               80,989                809                 --
Common stock and warrants issued in connection with the
   Infinity financing amendments                                                  350,000              3,500                 --
Common stock issued in connection with the Marion equity financing              4,010,000             40,100                 --
Common stock and warrants issued in connection with the
   Greg Norman agreement                                                          272,000              2,720                 --
Issuance of common stock for payment of prepaid royalties                          30,000                300                 --
Exercise of options                                                                16,000                160                 --
Net loss                                                                               --                 --                 --
                                                                               ----------       ------------       ------------
Balance at December 31, 1998                                                   10,378,440            103,784          6,000,000

Common stock issued for services                                                   20,000                200                 --
Net loss for three months ending March 31, 1999
                                                                               ----------       ------------       ------------
Balance at March 31, 1999                                                      10,398,440       $    103,984       $  6,000,000
                                                                               ==========       ============       ============


                                                                                 Additional
                                                                                  Paid-in           Accumulated
                                                                                  Capital             Deficit            Total
                                                                               ------------       ------------       ------------
Balance at December 31, 1997                                                    $12,427,394       $(13,618,223)      $ (1,137,662)

Preferred stock Series A convertible issued in connection
   with the Infinity financing                                                   (2,178,942)                --          3,821,058
Cancellation of Series A convertible Preferred stock issued in
   connection with the Infinity financing                                         6,000,000                 --                 --
Series A-2 convertible Preferred stock issued in connection with
   the Infinity financing                                                        (6,000,000)                --                 --
Preferred stock embedded dividend                                                 1,350,000         (1,350,000)                --
Sale of preferred stock in connection with the Infinity financing                        --                 --          1,550,000
Redemption of preferred stock in connection with the Infinity financing                  --                 --         (1,550,000)
Issuance of common stock for payment of dividends on preferred stock                484,240           (487,268)                --
Issuance of common stock for payment of interest on convertible debt                123,972                 --            124,781
Common stock and warrants issued in connection with the
   Infinity financing amendments                                                    260,909                 --            264,409
Common stock issued in connection with the Marion equity financing                4,678,678                 --          4,718,778
Common stock and warrants issued in connection with the
   Greg Norman agreement                                                            290,088                 --            292,808
Issuance of common stock for payment of prepaid royalties                           299,700                 --            300,000
Exercise of options                                                                  12,340                 --             12,500
Net loss                                                                                 --         (4,846,792)        (4,846,792)
                                                                               ------------       ------------       ------------
Balance at December 31, 1998                                                     17,748,379        (20,302,283)         3,549,880

Common stock issued for services                                                     17,300                 --             17,500
Net loss for three months ending March 31, 1999                                                     (1,020,335)        (1,020,335)
                                                                               ------------       ------------       ------------
Balance at March 31, 1999                                                      $ 17,765,679       $(21,322,618)      $  2,547,045
                                                                               ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

(1)   BASIS OF PRESENTATION

      The financial statements included herein have been prepared by Visual Edge Systems Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations and cash flows for the three month period ended March 31, 1999, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 1999. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 1998.

(2)   COMMITMENTS AND CONTINGENCIES

      (a)   CONTINUED COMPLIANCE WITH NASDAQ SMALLCAP LISTING REQUIREMENTS

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

      (b)   NEED FOR ADDITIONAL FINANCING

      As a result of the Company's continuing losses and the low market price of its Common Stock, the Company believes that it will be very difficult, if not impossible, for it to raise additional capital in the future. As of April 28, 1999, the Company had a total of cash and cash equivalents and certificates of deposit of approximately $1,222,425. Management believes that projected 1999 revenues, when combined with planned cost savings and existing financial resources will be sufficient to fund operations at least through January 1, 2000. If the Company is unable to become profitable in the near future or raise new funds, it will exhaust its cash resources and will be unable to continue in business.

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

            To implement its marketing and business strategy, the Company has built 17 mobile ONE-ON-ONE production facilities ("vans") equipped with video and personal computer equipment to market, promote and produce the Company's products. The Company locates its ONE-ON-ONE vans in selected geographic areas that service golf courses and driving ranges throughout the

            United States, and has placed its first vans in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania, Texas and Ontario, Canada. The vans travel to golf courses and corporate events to film participants and produce the ONE-ON-ONE lessons on-site. The Company has also opened authorized ONE-ON-ONE videotaping centers in key cities throughout the country which allow recipients of ONE-ON-ONE gift certificates or certificates which may in the future be obtained through a planned infomercial to redeem their certificates and receive their personalized ONE-ON-ONE video golf lesson. These videotaping centers are permanent, part time locations which the Company has developed in partnership with existing retail establishments such as driving ranges, golf courses, automobile dealerships and other retailers. Additionally, in the first quarter of 1999, the Company signed an agreement and launched the ONE-ON-ONE concept in the United Kingdom, which guarantees the Company royalty income over the next three years. In the first quarter of 1999, approximately 84% of the Company's revenue was derived from van service and 16% was related to the United Kingdom royalties. The Company expects that the videotaping centers will account for less than 10% during all of 1999, although this amount may be affected by the impact of the planned infomercial. The infomercial has been completed and is currently awaiting approval from Greg Norman and Great White Shark Enterprises, Inc. The Company expects to begin testing the infomercial in late May in three markets. The Company has incurred no costs related to the infomercial's development, because it licensed development rights to an independent third party infomercial company. Delays in testing the infomercial have been related to editing delays by the third party.

            The Company is marketing the gift certificate program as corporate incentive and promotional product and is selling the certificates directly to golfers via the Company's web site. Sales to corporations are handled by the Company's sales force and independent sales representatives.

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

      RESULTS OF OPERATIONS

      For the three months ended March 31, 1999 ("Q1-99") as compared to the three months ended March 31, 1998 ("Q1-98").

            Sales for Q1-99 increased 37% to $320,397 as compared to $234,006 for Q1-98. The increase in sales in 1999 as compared to 1998 is primarily due to the Company's marketing efforts. The cost of sales for Q1-99 as compared to Q1-98 increased by 15%. The increase in the cost of sales is primarily attributable to the increase in commissions. In accordance with the Company's cost reduction strategy, the Company's sales force in Q1-99 was paid a higher commission in lieu of salary, while in Q1-98 the commission rates were lower but accompanied by a salary. In addition there was an increase in the royalties to Greg Norman as a result of the new agreement. The increases in the expenses are all directly related to sales. These increases were partially offset by a reduction in operator salaries related to videotape production.

            The Company's gross loss decreased 13% to $158,979 for Q1-99 as compared to $182,569 for Q1-98. The decrease in gross loss in 1999 as compared to 1998 is primarily due to significant cost reductions that were initiated in the last quarter of 1998.

            Operating expenses for Q1-99 decreased 27% to $791,926 as compared to $1,090,622 for Q1-98. The decrease in operating expenses reflects reductions in corporate overhead that were initiated in the last quarter of 1998. The decrease in operating expenses is attributable to a decrease in General & Administrative salaries, Sales & Marketing salaries, training and recruitment, advertising and financing fees.

            Operating loss for Q1-99 decreased 25% to $950,905, as compared to $1,273,191 for Q1-98.

            The Company earned $35,449 in interest income for Q1-99, as compared to $46,385 for Q1-98. Interest expense for Q1-99 was $52,640, as compared to $64,314 for Q1-98. The decrease in interest expense is primarily due to the conversion of the June Financing Notes to Preferred Stock.

            Net loss for Q1-99 decreased 22% to $1,020,335, as compared to $1,315,208 for Q1-98. Net loss per share for Q1-99 decreased 66% to $.10, as compared to $.29 for Q1-98. The decreases in operating and net loss in Q1-99 as compared to Q1-98 resulted from decreased gross loss and decreased operating expenses in Q1-99 resulting from the cost reduction strategy implemented in the fourth quarter of 1998. The decrease in net loss per share in Q1-99 as compared to Q1-98 is attributable to both a decrease in net loss and an increase in the number of shares outstanding which is partially offset by Preferred Stock dividends recorded in Q1-98.

      LIQUIDITY AND CAPITAL RESOURCES

            On March 31, 1999, the Company had cash and cash equivalents of $279,016, unrestricted short-term investments (certificates of deposit) of $1,050,000 and working capital of $933,245, as compared to cash and cash equivalents of $244,346, unrestricted short-term investments (certificates of deposit) of $1,750,000 and working capital of $1,269,548 at December 31, 1998. Net cash used in operating activities for Q1-99 was $566,221, which was used to fund the Company's losses. Net cash provided by investing activities was $743,466 and $142,575 was used in financing activities for a total increase in cash and cash equivalents of $34,670. Net cash used in operating activities for Q1-98 was $761,921. Net cash provided by investing activities in Q1-98 was $954,535 and $98,872 was used in financing activities, for a total increase in cash and cash equivalents in Q1-98 of $93,742.

            On March 31, 1999, the Company had stockholders' equity of $2,547,045, as compared to stockholders' equity of $3,549,880 at December 31, 1998.

            The Company anticipates that its current capital resources, when combined with anticipated cash flows from operations will be sufficient to satisfy the Company's contemplated working capital requirements for the year ending December 31, 1999. However, there can be no guarantee that the Company's anticipated cash flow from operations and sales will be realized. If the Company is unable to realize the anticipated cash flows, or raise additional equity, it may exhaust its cash resources by the year-end and may be forced to curtail or cease its operations.

      SEASONALITY

            The Company's business is seasonal with higher sales in the second and third quarters of each fiscal year.

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

      YEAR 2000 COMPUTER ISSUE

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

                                       VISUAL EDGE SYSTEMS INC.



                                       /s/ Earl T. Takefman
                                       ---------------------------------------
                                       Earl T. Takefman
May 14, 1999                           Chief Executive Officer



                                       /s/ Melissa Forzly
                                       ---------------------------------------
                                       Melissa Forzly
May 14, 1999                           Chief Financial Officer