Form 10QSB
period 1999-06-30
VISUAL EDGE SYSTEMS INC
filed 1999-08-13
CIK 1015172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  UNITED STATES


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

         As of August 11, 1999, the registrant had 10,398,440 shares of common stock and 1,930,000 redeemable warrants outstanding, of which 1,495,000 are publicly traded.

                            VISUAL EDGE SYSTEMS INC.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Balance Sheets                                                              3
           June 30, 1999 (unaudited) and December 31, 1998

         Statements of Operations                                                    4
           Three and Six Months Ended June 30, 1999 and 1998 (unaudited)

         Statements of Cash Flows                                                    5
           Six Months Ended June 30, 1999 and 1998 (unaudited)

         Statements of Stockholders' Equity for the Six Months                       6
           Ended June 30, 1999 (unaudited) and the Year Ended December 31, 1998

         Notes to Financial Statements                                               7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and            9-13
           Results of Operations

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                          14

ITEM 2.  Changes in Securities                                                      14

ITEM 3.  Defaults Upon Senior Securities                                            14

ITEM 4.  Submission to Matters to a Vote of Security Holders                        14

ITEM 5.  Other Information                                                          14

ITEM 6.  Exhibits and Reports on Form 8-K                                          15-17

         Signatures                                                                 18



                            VISUAL EDGE SYSTEMS INC.
                                 BALANCE SHEETS


                                                                               December 31, 1998    June 30, 1999
                                                                               -----------------    ------------
                                                                                                      (unaudited)
                                   Assets
Current Assets:
  Cash and Cash Equivalents                                                       $    244,346      $     20,890
  Certificates of Deposit                                                            1,750,000           825,000
  Investments-Restricted                                                                    --           396,431
  Accounts Receivable                                                                   26,893            66,381
  Inventory                                                                            103,142           108,433
  Prepaid Expenses - Advance Royalties                                                 220,577           224,142
  Other Current Assets                                                                 107,345           125,976
                                                                                  ------------      ------------
          Total Current Assets                                                       2,452,303         1,767,253

Fixed Assets, net                                                                    2,248,514         1,828,508
Intangible Assets, net                                                                 167,777           111,851
Investments-Restricted                                                                 587,108            39,540
Prepaid Expenses - Advance Royalties                                                   680,157           621,407
                                                                                  ------------      ------------
          Total Assets                                                            $  6,135,859      $  4,368,559
                                                                                  ============      ============

                     Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable                                                                $    201,617      $    122,696
  Accrued Expenses                                                                     167,795            99,121
  Other Current Liabilities                                                            218,259           308,339
  Current Maturities of Equipment Loans                                                595,084           485,651
                                                                                  ------------      ------------
          Total Current Liabilities                                                  1,182,755         1,015,807
Equipment Loans                                                                        149,951                --
Convertible Debt                                                                     1,253,273         1,329,322
                                                                                  ------------      ------------
          Total Liabilities                                                          2,585,979         2,345,129
                                                                                  ------------      ------------

                      Commitments and Contingencies (Note 3)

Stockholders' Equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized: Series A-2 convertible, 6,000 shares issued and outstanding at December 31, 1998
and June 30, 1999                                                                    6,000,000         6,000,000
Common Stock, $.01 par value, 20,000,000 shares authorized, 10,378,440 shares issued and outstanding at December 31, 1998 and 10,398,440 issued and
outstanding at June 30, 1999 (unaudited)                                               103,784           103,984
Additional Paid in Capital                                                          17,748,379        17,765,679
Accumulated Deficit                                                                (20,302,283)      (21,846,233)
                                                                                  ------------      ------------
          Total Stockholders' Equity                                                 3,549,880         2,023,430
                                                                                  ------------      ------------
               Total Liabilities & Stockholders' Equity                           $  6,135,859      $  4,368,559
                                                                                  ============      ============



   The accompanying notes are an integral part of these financial statements.

                            Visual Edge Systems Inc.
                            Statements of Operations
                                   (unaudited)

                                                       For the three months ended         For the six months ended
                                                                June 30,                          June 30,
                                                     -----------------------------      -----------------------------
                                                         1998              1999             1998             1999
                                                     -----------      ------------      -----------      ------------
Sales                                                $ 1,047,145      $    916,904      $ 1,281,150      $  1,237,301

Cost of Sales                                            615,435           612,420        1,032,009         1,091,797
                                                     -----------      ------------      -----------      ------------

Gross Profit                                             431,710           304,484          249,141           145,504
                                                     -----------      ------------      -----------      ------------

Operating Expenses:
  General and Administrative                             729,773           638,541        1,527,475         1,250,016
  Selling and Marketing                                  287,166            94,288          580,087           274,739
                                                     -----------      ------------      -----------      ------------
                    Total Operating Expenses           1,016,939           732,829        2,107,562         1,524,755
                                                     -----------      ------------      -----------      ------------
                    Operating Loss                      (585,229)         (428,345)      (1,858,421)       (1,379,251)
                                                     -----------      ------------      -----------      ------------


Other Income (Expenses):
  Interest Income                                         11,561             6,945           57,946            42,394
  Interest Expense                                       (71,275)          (48,585)        (135,588)         (101,224)
  Amortization of Deferred Financing Fees                (25,638)          (53,630)         (49,726)         (105,869)
                                                     -----------      ------------      -----------      ------------
                    Total Other Income (Expenses)        (85,352)          (95,270)        (127,368)         (164,699)
                                                     -----------      ------------      -----------      ------------
                    Net Loss                            (670,581)         (523,615)      (1,985,789)       (1,543,950)

Preferred Stock dividend                                (623,957)               --         (875,351)               --
                                                     -----------      ------------      -----------      ------------
Net Loss to common stockholders                      $(1,294,538)     $   (523,615)     $(2,861,140)     $ (1,543,950)
                                                     ===========      ============      ===========      ============

Net Loss per Share, basic and diluted:               $     (0.16)     $      (0.05)     $     (0.43)     $      (0.15)
                                                     ===========      ============      ===========      ============

Weighted average common shares outstanding             7,881,229        10,398,440        6,661,296        10,396,893
                                                     ===========      ============      ===========      ============






   The accompanying notes are an integral part of these financial statements.

                        VISUAL EDGE SYSTEMS INC.
                        STATEMENTS OF CASH FLOWS
                              (unaudited)

                                                                                  For the six months ended
                                                                                           June 30,
                                                                                ----------------------------
                                                                                   1998               1999
                                                                                -----------      -----------
Operating activities:
Net loss                                                                        $(1,985,789)     $(1,543,950)
                                                                                -----------      -----------
Adjustments to reconcile net loss to net cash used in operating activities:
       Non-cash stock compensation expense                                               --           17,500
       Non-cash stock financing fees                                                 25,117               --
       Non-cash interest expenses                                                    62,219               --
       Depreciation and amortization                                                477,112          445,192
       Amortization of deferred financing expenses                                   49,726          105,869
       Changes in assets and liabilities:
            Increase in accounts receivable                                        (169,877)         (39,488)
            (Increase) decrease in other current assets                              19,310          (18,631)
            (Increase) decrease in prepaid expense - advance royalties             (176,600)          55,185
            Increase in inventory                                                   (70,853)          (5,291)
            (Increase) decrease in restricted investments                           (10,439)         151,137
            Decrease in accounts payable                                           (107,074)         (78,921)
            Decrease in accrued expenses                                           (138,222)         (68,674)
            Increase in other current liabilities                                   365,209           90,080
                                                                                -----------      -----------
                 Net cash used in operating activities                           (1,660,161)        (889,992)
                                                                                -----------      -----------

Investing activities:
       Capital expenditures                                                        (243,942)         (20,405)
       Purchases of short-term investments                                       (1,750,000)              --
       Proceeds from the sale of assets                                                  --           51,145
       Proceeds from the sale of short-term investments                           1,080,000          925,000
                                                                                -----------      -----------
                 Net cash provided by (used in) investing activities               (913,942)         955,740
                                                                                -----------      -----------

Financing activities:
       Proceeds from the issuance of common stock                                 4,750,000               --
       Repayment of borrowings                                                     (254,145)        (289,204)
       Payments of financing costs                                                  (31,221)              --
                                                                                -----------      -----------
                 Net cash provided by (used in) in financing activities           4,464,634         (289,204)
                                                                                -----------      -----------
                 Net change in cash and cash equivalents                          1,890,531         (223,456)
Cash and cash equivalents at beginning of period                                    224,429          244,346
                                                                                -----------      -----------
Cash and cash equivalents at end of period                                      $ 2,114,960      $    20,890
                                                                                ===========      ===========

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                   $    73,369      $    48,585
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

                            VISUAL EDGE SYSTEMS INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Year Ended December 31, 1998 and the
                 Three Months Ended March 31, 1999 (unaudited)


                                                                           Common Stock                             Additional
                                                                     ------------------------      Preferred         Paid-in
                                                                        Shares        Amount         Stock           Capital
                                                                     ----------      --------     -----------      ------------
Balance at December 31, 1997                                         5,316,696      $ 53,167     $        --      $ 12,427,394

Preferred stock Series A convertible issued in
  connection with the Infinity financing                                    --            --       6,000,000        (2,178,942)
Cancellation of Series A convertible Preferred stock issued in
  connection with the Infinity financing                                    --            --      (6,000,000)        6,000,000
Series A-2 convertible Preferred stock issued in connection
  with the Infinity financing                                               --            --       6,000,000        (6,000,000)
Preferred stock embedded dividend                                           --            --              --         1,350,000
Sale of preferred stock in connection with
  the Infinity financing                                                    --            --       1,550,000                --
Redemption of preferred stock in connection with the
  Infinity financing                                                        --            --      (1,550,000)               --
Issuance of common stock for payment of dividends on
  preferred stock                                                      302,755         3,028              --           484,240
Issuance of common stock for payment of interest
  on convertible debt                                                   80,989           809              --           123,972
Common stock and warrants issued in connection with the
  Infinity financing amendments                                        350,000         3,500              --           260,909
Common stock issued in connection with the Marion
  equity financing                                                   4,010,000        40,100              --         4,678,678
Common stock and warrants issued in connection with the
  Greg Norman agreement                                                272,000         2,720              --           290,088
Issuance of common stock for payment of prepaid royalties               30,000           300              --           299,700
Exercise of options                                                     16,000           160              --            12,340
Net loss                                                                    --            --              --                --
                                                                   -----------      --------     -----------      ------------
Balance at December 31, 1998                                        10,378,440       103,784       6,000,000        17,748,379


Common stock issued for services                                        20,000           200              --            17,300
Net loss for through June 30, 1999
                                                                   -----------      --------     -----------      ------------
Balance at June 30, 1999                                            10,398,440      $103,984     $ 6,000,000      $ 17,765,679
                                                                   ===========      ========     ===========      ============



                                                                    Accumulated
                                                                      Deficit           Total
                                                                    ------------      -----------
Balance at December 31, 1997                                       $(13,618,223)     $(1,137,662)

Preferred stock Series A convertible issued in
  connection with the Infinity financing                                     --        3,821,058
Cancellation of Series A convertible Preferred stock issued in
  connection with the Infinity financing                                     --               --
Series A-2 convertible Preferred stock issued in connection
  with the Infinity financing                                                --               --
Preferred stock embedded dividend                                    (1,350,000)              --
Sale of preferred stock in connection with
  the Infinity financing                                                     --        1,550,000
Redemption of preferred stock in connection with the
  Infinity financing                                                         --       (1,550,000)
Issuance of common stock for payment of dividends on
  preferred stock                                                      (487,268)              --
Issuance of common stock for payment of interest
  on convertible debt                                                        --          124,781
Common stock and warrants issued in connection with the
  Infinity financing amendments                                              --          264,409
Common stock issued in connection with the Marion
  equity financing                                                           --        4,718,778
Common stock and warrants issued in connection with the
  Greg Norman agreement                                                      --          292,808
Issuance of common stock for payment of prepaid royalties                    --          300,000
Exercise of options                                                          --           12,500
Net loss                                                             (4,846,792)      (4,846,792)
                                                                   ------------      -----------
Balance at December 31, 1998                                        (20,302,283)       3,549,880


Common stock issued for services                                             --           17,500
Net loss for through June 30, 1999                                   (1,543,950)      (1,543,950)
                                                                   ------------      -----------
Balance at June 30, 1999                                           $(21,846,233)     $ 2,023,430
                                                                   ============      ===========



The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

(1)      BASIS OF PRESENTATION

                  The financial statements included herein have been prepared by Visual Edge Systems Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations and cash flows for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 1999. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 1998.

(2)      RECLASSIFICATIONS

                  Certain 1998 balances have been reclassified to conform to the 1999 presentation.

(3)      COMMITMENTS AND CONTINGENCIES

         (a)      NASDAQ DELISTING

                  On March 1, 1999, the minimum bid price of the Company's shares had been less than $1.00 per share for thirty consecutive business days and in accordance with Nasdaq's listing requirements, the Company received notice from Nasdaq regarding the minimum bid price of the Company's shares. The Company did not achieve compliance with Nasdaq's rules and was delisted on July 16, 1999.

         (b)      NEED FOR ADDITIONAL FINANCING

                  As a result of the Company's continuing losses, the low market price of its Common Stock, and its recent delisting, the Company believes that it will be very difficult, if not impossible, for it to raise additional capital in the future. As of July 23, 1999, the Company had a total of cash and cash equivalents and certificates of deposit of approximately $911,000. Management believes that projected 1999 revenues, when combined with planned cost savings and existing financial resources should be sufficient to fund operations through the end of 1999. If the Company is unable to become profitable in the near future or raise new funds, it will exhaust its cash resources and will be unable to continue in business.

         (c)      SUBSEQUENT EVENTS

                  DISPUTE WITH PREFERRED SHAREHOLDERS

                  On August 2, 1999, the Company's Preferred Shareholders commenced an action against the Company and three of its officers and directors. The action sought a temporary restraining order and a permanent injunction in order to prevent the three officers and directors from taking certain actions that the Preferred Shareholders believed would be damaging to the Company. On August 4, 1999, the parties entered into a stipulation and agreement pursuant to which the Company agreed not to take certain actions without obtaining either court approval or, in certain cases, giving prior notice to the Preferred Shareholders. Based on the Preferred Shareholders' complaint, the Company understands that the Preferred Shareholders believe that an Event of Default has occurred under their securities purchase agreement with the Company and that they intend to convert their outstanding shares of Preferred Stock and convertible notes into shares of the Company's Common stock, and following such conversion, obtain control of the Board of Directors and management of the Company. The Company does not believe that the Event of Default is valid and intends to vigorously oppose the conversion of the Preferred Shareholders' shares into Common stock. If the Event of Default is valid, it would significantly affect the conversion price at which the Preferred Shareholders would be able to convert their stock into Common stock and could result in the issuance of approximately 37 million additional Common shares.

                  LITIGATION AGAINST GREG NORMAN

                  On August 11, 1999, the Company filed a Complaint and Demand for a Jury Trial with the United States District Court, Southern District, West Palm Beach Division, against Greg Norman, Great White Shark Enterprises Inc., Greg Norman Interactive LLC, and LibertyOne Limited for breach of contract, unfair and deceptive trade practices, unjust enrichment and trademark infringement. The action claims, amongst other claims, that (a) Norman violated his implied covenant of good faith and fair dealing by purposefully attempting to obstruct the Company's business, (b) failed to use his best efforts to perform the personal services required by him, (c) failed to actively provide his endorsement of the Company, and (d) purposely violated the Company's trademarks by launching a confusingly similar Web site, SHARK.COM. Since 1996, the Company has paid Norman $1.3 million plus an equity interest of approximately 6% of the Company's outstanding Common stock. The Company's management believes that the Company has suffered damages in excess of $10 million as a result of the multiple breaches by Norman. As a result of the breaches, the Company has not recently paid any new royalties to Norman and as such has received a Notice of Default from Great White Shark Enterprises Inc., which could result in termination of the licensing agreement, if not cured within the delays specified in the agreement with Greg Norman. The Company is also seeking a temporary restraining order and injunction preventing Norman from using the SHARK.COM Web site domain name.

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

                  The Company's marketing strategy is to sell ONE-ON-ONE videotapes to various organizers of amateur corporate, charity and member golf tournaments (who typically offer gifts to tournament participants), golf professionals at private and daily fee golf courses and driving ranges and indoor event planners who organize trade shows, conventions, sales meetings, retail store openings and promotions and automobile dealer showroom promotions.

                  To implement its marketing and business strategy, the Company has built 17 mobile ONE-ON-ONE production facilities ("vans") equipped with video and personal computer equipment to market, promote and produce the Company's products. The Company locates its ONE-ON-ONE vans in selected geographic areas that service golf courses and driving ranges throughout the United States. The vans travel to golf courses and corporate events to film participants and produce the ONE-ON-ONE lessons on-site. Additionally, in the first quarter of 1999, the Company signed an agreement and launched the ONE-ON-ONE concept in the United Kingdom, which guarantees the Company royalty income over the next three years. In the first six months of 1999, approximately 89% of the Company's revenue was derived from van service, 10% was related to the United Kingdom and Canadian royalties, and 1% was related to the videotaping centers. An infomercial was completed and tested in several markets where it was unsuccessful.

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

         RESULTS OF OPERATIONS

         For the three months ended June 30, 1999 ("Q2-99") as compared to the three months ended June 30, 1998 ("Q2-98") and for the six months ended June 30, 1999 ("Y2-99") as compared to the six months ended June 30, 1998 ("Y2-98").

                  Sales for Q2-99 decreased 12% to $916,904, as compared to $1,047,145 for Q2-98 and sales for Y2-99 decreased 3% to $1,237,301, as compared to $1,281,150 for Y2-98. The decrease in sales in 1999, as compared to 1998 is primarily due to a shift in the seasonality of the Company's sales, in the past, the second quarter sales were the highest of all quarters but in 1999, the Company's bookings for sales appear to be higher for the third quarter. The cost of sales for Q2-99 as compared to Q2-98 was unchanged and the cost of sales for Y2-99 as compared to Y2-98 increased 6%. The increase in the cost of sales is primarily attributable to the increase in commissions. In accordance with the Company's cost reduction strategy, the Company's sales force in Q2-99 was paid a higher commission in lieu of salary, while in Q2-98 the commission rates were lower but accompanied by a salary. In addition, there was an increase in the royalties to Greg Norman as a result of the new agreement. The increases in the expenses are all directly related to sales. These increases were partially offset by a reduction in operator salaries related to videotape production.

                  The Company's gross profit decreased 29% to $304,484 for Q2-99, as compared to $431,710 for Q2-98 and decreased 42% to $145,504 for Y2-99, as compared to $249,141 for Y2-99. The decrease in gross profit in 1999 as compared to 1998 is due to the decrease in sales and the increase in cost of sales.

                  Operating expenses for Q2-99 decreased 28% to $732,829, as compared to $1,016,939 for Q2-98 and operating expenses for Y2-99 decreased 28% to $1,524,755, as compared to $2,107,562 for Y2-98. The decrease in operating expenses reflects reductions in corporate overhead that were initiated in the last quarter of 1998. The decrease in operating expenses is attributable to a decrease in General & Administrative salaries, Sales & Marketing salaries, training and recruitment, advertising and financing fees.

                  Operating loss for Q2-99 decreased 27% to $428,345, as compared to $585,229 for Q2-98 and operating loss for Y2-99 decreased 26% to $1,379,251, as compared to $1,858,421 for Y2-98.

                  The Company earned $6,945 in interest income for Q2-99, as compared to $11,561 for Q2-98 and earned $42,394 in interest income for Y2-99, as compared to $57,946 for Y2-98. Interest expense for Q2-99 was $48,585, as compared to $71,275 for Q2-98 and interest expense for Y2-99 was $101,224, as compared to $135,588 for Y2-98. The decrease in interest expense is primarily due to the conversion of financing notes to Preferred Stock.

                  Net loss for Q2-99 decreased 22% to $523,615, as compared to $670,581 for Q2-98 and net loss for Y2-99 decreased 22% to $1,543,950, as compared to $1,985,789 for Y2-98. Net loss per share for Q2-99 decreased 69% to $.05, as compared to $.16 for Q2-98 and net loss per share for Y2-99 decreased 65% to $.15, as compared to $.43 for Y2-98. The decreases in operating and net loss in Q2-99 as compared to Q2-98 and in Y2-99 as compared to Y2-98 resulted from decreased operating expenses in Q2-99 and Y2-99 resulting from the cost reduction strategy implemented in the fourth quarter of 1998. The decrease in net loss per share in Q2-99 as compared to Q2-98 and in Y2-99 as compared to Y2-98 are attributable to both a decrease in net loss and an increase in the number of shares outstanding which is partially offset by Preferred Stock dividends recorded in Q2-98 and Y2-98.

         LIQUIDITY AND CAPITAL RESOURCES

                  On June 30, 1999, the Company had cash and cash equivalents of $20,890, unrestricted short-term investments (certificates of deposit) of $825,000 and working capital of $751,446, as compared to cash and cash equivalents of $244,346, unrestricted short-term investments (certificates of deposit) of $1,750,000 and working capital of $1,269,548 at December 31, 1998. Net cash used in operating activities for Y2-99 was $889,992, which was used to fund the Company's losses. Net cash provided by investing activities was $955,740 and $289,204 was used in financing activities for a total decrease in cash and cash equivalents of $223,456. Net cash used in operating activities for Y2-98 was $1,660,161. Net cash used in investing activities in Y2-98 was $913,942 and $4,464,634 was provided by financing activities, for a total increase in cash and cash equivalents in Y2-98 of $1,890,531.

                  On June 30, 1999, the Company had stockholders' equity of $2,023,430, as compared to stockholders' equity of $3,549,880 at December 31, 1998.

                  The Company anticipates that its current capital resources, when combined with anticipated cash flows from operations should be sufficient to satisfy the Company's contemplated working capital requirements for the year ending December 31, 1999. However, there can be no guarantee that the Company's anticipated cash flow from operations and sales will be realized. If the Company is unable to realize the anticipated cash flows, or raise additional equity, it may exhaust its cash resources by the year-end and may be forced to curtail or cease its operations.

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

         SUBSEQUENT EVENTS

                  CHANGE IN BOARD OF DIRECTORS

                  In July 1999, two members of the Company's Board of Directors resigned. The Company filled one of the vacated seats with Thomas Peters, an officer of the Company and the developer of the patented software used in the Company's products.

                  DISPUTE WITH PREFERRED SHAREHOLDERS

                  On August 2, 1999, the Company's Preferred Shareholders commenced an action against the Company and three of its officers and directors. The action sought a temporary restraining order and a permanent injunction in order to prevent the three officers and directors from taking certain actions that the Preferred Shareholders believed would be damaging to the Company. On August 4, 1999, the parties entered into a stipulation and agreement pursuant to which the Company agreed not to take certain actions without obtaining either court approval or, in certain cases, giving prior notice to the Preferred Shareholders. Based on the Preferred Shareholders' complaint, the Company understands that the Preferred Shareholders believe that an Event of Default has occurred under their securities purchase agreement with the Company and that they intend to convert their outstanding shares of Preferred Stock and convertible notes into shares of the Company's Common stock, and following such conversion, obtain control of the Board of Directors and management of the Company. The Company does not believe that the Event of Default is valid and intends to vigorously oppose the conversion of the Preferred Shareholders' shares into Common stock. If the Event of Default is valid, it would significantly affect the conversion price at which the Preferred Shareholders would be able to convert their stock into Common stock and could result in the issuance of approximately 37 million additional Common shares.

                  LITIGATION AGAINST GREG NORMAN

                  On August 11, 1999, the Company filed a Complaint and Demand for a Jury Trial with the United States District Court, Southern District, West Palm Beach Division, against Greg Norman, Great White Shark Enterprises Inc., Greg Norman Interactive LLC, and LibertyOne Limited for breach of contract, unfair and deceptive trade practices, unjust enrichment and trademark infringement. The action claims, amongst other claims, that (a) Norman violated his implied covenant of good faith and fair dealing by purposefully attempting to obstruct the Company's business, (b) failed to use his best efforts to perform the personal services required by him, (c) failed to actively provide his endorsement of the Company, and (d) purposely violated the Company's trademarks by launching a confusingly similar Web site, SHARK.COM. Since 1996, the Company has paid Norman $1.3 million plus an equity interest of approximately 6% of the Company's outstanding Common stock. The Company's management believes that the Company has suffered damages in excess of $10 million as a result of the multiple breaches by Norman. As a result of the breaches, the Company has not recently paid any new royalties to Norman and as such has received a Notice of Default from Great White Shark Enterprises Inc., which could result in termination of the licensing agreement, if not cured within the delays specified in the agreement with Greg Norman. The Company is also seeking a temporary restraining order and injunction preventing Norman from using the SHARK.COM Web site domain name.

                            VISUAL EDGE SYSTEMS INC.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Incorporated by reference to the information contained under the subheadings "Subsequent Events; Dispute with Preferred Shareholders" and "Subsequent Events; Litigation Against Greg Norman" in Part I,
           Item 2 hereof.

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Incorporated by reference to the information contained under the subheadings "Subsequent Events; Dispute with Preferred Shareholders" in Part I, Item 2 hereof.

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

                                                     VISUAL EDGE SYSTEMS INC.



                                                     /s/ Earl T. Takefman
                                                     --------------------------
                                                     Earl T. Takefman
August 11, 1999                                      Chief Executive Officer



                                                     /s/ Melissa Forzly Adler
                                                     --------------------------
                                                     Melissa Forzly Adler
August 11, 1999                                      Chief Financial Officer