Form 10QSB
period 1999-09-30
VISUAL EDGE SYSTEMS INC
filed 1999-11-19
CIK 1015172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-QSB

[ x ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT           OF 1934

For the quarterly period ended September 30, 1999

OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT           OF 1934

For the transition period from _________________ to ______________________

Commission file number: 0-20995

VISUAL EDGE SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3778895 (IRS Employer Identification No.)

901 Yamato Road, Suite 106, Boca Raton, Florida 33431
(Address of principal executive offices)

(561) 750-7559
(Issuer's telephone number)

2424 North Federal Highway, Suite 100, Boca Raton, Florida 33431
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of November 11, 1999, the issuer had 10,398,440 shares of common stock outstanding and 1,930,000 redeemable warrants outstanding. The number of shares of common stock outstanding is currently subject to litigation. See "Part II. Item 1. Legal Proceedings."


VISUAL EDGE SYSTEMS INC.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Balance Sheets September 30, 1999 (unaudited) and December 31, 1998	3
	Statements of Operations Three and Nine Months Ended September 30, 1999 and 1998 (unaudited)	4
	Statements of Cash Flows Nine Months Ended September 30, 1999 and 1998 (unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis or Plan of Operations	8-14
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	18-20
	Signatures	21


VISUAL EDGE SYSTEMS INC.
BALANCE SHEET
	December 31, 1998	September 30, 1999
Assets		(unaudited)
Current Assets:
Cash and Cash Equivalents	$ 244,346	111,200
Certificates of Deposit	1,750,000	191,671
Accounts Receivable	26,893	74,336
Inventory	103,142	98,619
Prepaid Expenses - Advance Royalties	220,577	150,000
Investments-Restricted	-	438,537
Other Current Assets	107,345	115,461
Total Current Assets	2,452,303	1 ,179,824

Fixed Assets, net	2,248,514	1,647,787
Intangible Assets, net	167,777	83,888
Prepaid Expenses - Advance Royalties	680,157	652,834
Investments-Restricted	587,108	-
Total Assets	$ 6,135,859 ==========	$ 3,564,333 ============

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$ 201,617	$ 130,657
Accrued Expenses	167,795	334,377
Other Current Liabilities	218,259	150,123
Current Maturities of Equipment Loans	595,084	404,493
Total Current Liabilities	1,182,755	1,019,650
Equipment Loans	149,951	-
Convertible Debt	1,253,273	1,313,312
Total Liabilities	2,585,979	2,332,962

Commitments and Contingencies (Note 2)

Stockholders' Equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized: Series A-2 convertible, 6,000 shares issued and outstanding at December 31, 1998 and September 30, 1999	6,000,000	6,000,000
Common Stock, $.01 par value, 20,000,000 shares authorized, 10,378,440 shares issued and outstanding at December 31, 1998 and 10,398,440 issued and outstanding at September 30, 1999 (unaudited)	103,784	103,984
Additional Paid in Capital	17,748,379	17,765,679
Accumulated Deficit	(20,302,283)	(22,638,293)
Total Stockholders' Equity	3,549,880	1,231,371
Total Liabilities & Stockholders' Equity	$ 6,135,859 ===========	$ 3,564,333 ===========

The accompanying notes are an integral part of these financial statements.


VISUAL EDGE SYSTEMS INC.
STATEMENTS OF OPERATIONS
(unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	1998	1999	1998	1999
Sales	$ 921,114	$ 855,304	$ 2,202,264	$ 2,092,605

Cost of Sales	612,180	630,051	1,644,189	1,721,648

Gross Profit	308,934	225,253	558,075	370,757

Operating Expenses:
General and Administrative	810,702	861,792	2,313,060	2,111,808
Selling and Marketing	268,524	62,205	848,611	336,944
Financing Fees	50,000	-	75,117	-
Total Operating Expenses	1,129,226	923,997	3,236,788	2,448,753
Operating Loss	(820,292)	(698,744)	(2,678,713)	(2,077,995)

Other Income (Expenses):
Interest Income	11,185	6,335	69,131	48,729
Interest Expense	(63,723)	(46,020)	(199,311)	(147,244)
Amortization of Deferred Financing Fees	(109,726)	(53,630)	(159,452)	(159,499)
Total Other Income (Expenses)	(162,264)	(93,315)	(289,632)	(258,014)
Net Loss	(982,556)	(792,059)	(2,968,345)	(2,336,009)

Preferred Stock dividend	(493,458)	-	(1,368,809)	-
Net Loss to Common Stockholders	$ (1,476,014) ==========	$ (792,059) ==========	$ (4,337,154) ==========	$(2,336,009) =========

Net Loss per Share, basic and diluted	$ (0.15) ==========	$ (0.08) ==========	$ (0.56) ===========	$ (0.22) =========

Weighted average common shares outstanding	9,743,065 ==========	10,398,440 ==========	7,699,841 ===========	10,397,414 =========

The accompanying notes are an integral part of these financial statements.


VISUAL EDGE SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended September 30,
	1998	1999
Operating activities:
Net loss	$ (2,968,345)	$(2,336,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation expense	25,117	17,500
Non-cash interest expenses	93,500	-
Depreciation and amortization	676,716	654,604
Amortization of deferred financing expenses	159,452	59,499
Changes in assets and liabilities:
Increase in accounts receivable	(76,190)	(47,443)
(Increase)/decrease in other current assets	107,683	(8,116)
(Increase)/decrease in prepaid expense - advance royalties	(311,600)	97,900
(Increase)/decrease in inventory	(68,507)	4,523
(Increase)/decrease in restricted investments	(10,578)	148,571
Decrease in accounts payable	(114,297)	(70,960)
(Increase)/decrease in accrued expenses	(122,105)	166,582
(Increase)/decrease in other current liabilities	154,093	(68,136)
Net cash used in operating activities	(2,455,061)	(1,281,485)
Investing activities:
Capital expenditures	(321,228)	(22,233)
Purchases of short-term investments	(3,750,000)	-
Proceeds from the sale of assets	-	52,245
Proceeds from the sale of short-term investments	2,030,000	1,558,329
Net cash provided/(used) by investing activities	(2,041,228)	1,588,341
Financing activities:
Proceeds from the issuance of Common Stock	4,750,000	-
Repayment of borrowings	(398,458)	(440,002)
Payments of financing costs	(31,221)	-
Net cash provided/(used) in financing activities	4,320,320	(440,002)
Net change in cash and cash equivalents	(175,969)	(133,146)
Cash and cash equivalents at beginning of period	224,429	244,346
Cash and cash equivalents at end of period	$ 48,460 ===========	$ 111,200 =======
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 105,811 ===========	$ 85,264 =========

The accompanying notes are an integral part of these financial statements.


VISUAL EDGE SYSTEMS INC.
Notes to Financial Statements
Unaudited

(1) Basis of Presentation

     The financial statements included herein have been prepared by Visual Edge Systems Inc. ("Visual Edge" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations and cash flows for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 1999. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 1998.

     The unaudited financial statements present the information based on the number of shares of Common Stock outstanding using 10,398,440 shares. Infinity Investors Limited ("Infinity") has given notice to the Company that it intends to convert certain of its shares of Preferred Stock of the Company into 9,594,857 shares of Common Stock. The conversion is currently the subject of litigation described in more detail in other sections of this filing. If Infinity's conversion is ul

     The unaudited financial statements present the information based on the number of shares of Common Stock outstanding using 10,398,440 shares. Infinity Investors Limited ("Infinity") has given notice to the Company that it intends to convert certain of its shares of Preferred Stock of the Company into 9,594,857 shares of Common Stock. The conversion is currently the subject of litigation described in more detail in other sections of this filing. If Infinity's conversion is ul

     The unaudited financial statements present the information based on the number of shares of Common Stock outstanding using 10,398,440 shares. Infinity Investors Limited ("Infinity") has given notice to the Company that it intends to convert certain of its shares of Preferred Stock of the Company into 9,594,857 shares of Common Stock. The conversion is currently the subject of litigation described in more detail in other sections of this filing. If Infinity's conversion is ul

     The unaudited financial statements present the information based on the number of shares of Common Stock outstanding using 10,398,440 shares. Infinity Investors Limited ("Infinity") has given notice to the Company that it intends to convert certain of its shares of Preferred Stock of the Company into 9,594,857 shares of Common Stock. The conversion is currently the subject of litigation described in more detail in other sections of this filing. If Infinity's conversion is ul

     The unaudited financial statements present the information based on the number of shares of Common Stock outstanding using 10,398,440 shares. Infinity Investors Limited ("Infinity") has given notice to the Company that it intends to convert certain of its shares of Preferred Stock of the Company into 9,594,857 shares of Common Stock. The conversion is currently the subject of litigation described in more detail in other sections of this filing. If Infinity's conversion is ul

(2) Going Concern

     The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Commitments and Contingencies

     (a)     Need for Additional Financing

     As a result of the Company's continuing losses, the low market price of its Common Stock, and its recent delisting from the Nasdaq Stock Market, the Company believes that it will be very difficult, if not impossible, for it to raise additional capital in the future. As of November 11, 1999, the Company had a total of cash and cash equivalents of approximately $270,000. The Company will require further financing to continue its operations and must reduce its fixed co n business. These factors combine to raise substantial doubt about the Company's ability to continue as a going concern.

     (b)     Legal Proceedings with Preferred Stockholders and Former Officers esident and Chief Operating Officer, and Peters was removed from his position as Vice President of Operations and Technology. In its latest pleading in the Delaware action, Infinity requests, among other things, a declaratory judgment that its August 13 conversion notice and the August 30 stockholders' consent and subsequent unanimous written board consent were effective.

     To date, the Company has neither recognized Infinity's alleged conversion nor the subsequent stockholders' consent and unanimous board consent pending the outcome of the Delaware litigation. If the Court finds in favor of Infinity, or the Company otherwise recognizes the conversion at a later date, the Company's issued and outstanding shares of Common Stock would increase from 10,398,440 to approximately 20,000,000. The Company's Certificate of Incorporation currently authorized only $20,000,000 shares of common stock.

     On September 13, 1999, the Series A-2 Preferred Stockholders of the Company appointed John A. Wagner to the Company's board, exercising their rights under the applicable certificate of designation to appoint a representative to the Company's board of directors. To the extent that the alleged unanimous board consent of August 30, 1999 did not terminate Takefman and Parker from their offices, the Company's board of directors held a meeting on September 14, 1999 and removed Takefman and Parker from their positions with the Company. By letters dated September 21, 1999, Takefman and Parker resigned from the Company's board of directors effective immediately.

     On September 23, 1999, Messrs. Takefman and Parker filed suit in Florida state court against the Company, Infinity, HW Partners, L.P., Clark Hunt, Barrett Wissman, John Wagner, Stuart Chasanoff and Keith Benedict ( Earl Takefman, et al. v. Visual Edge System, Inc., et al., Case No. CL 99-9086 AG, in the Circuit Court of the


Fifteenth Judicial Circuit in and for Palm Beach County, Florida). In the Florida action, Messrs. Takefman and Parker allege that they are owed severance payments pursuant to their respective employment agreements with the Company, and assert claims for breach of contract, tortious interference with contract, and interference with employment. The Company believes Takefman's and Parker's claims are without merit and intends to vigorously defend itself against those claims.

     On October 12, 1999, the Company filed suit in Delaware Chancery Court against Takefman and Parker for, among other things, breach of fiduciary duty, breach of employment agreements, and tortious interference with contract (Visual Edge Systems Inc. v. Earl T. Takefman, et al.; Civil Action No. 17472-NC, in the Court of Chancery of the State of Delaware in and for New Castle County). On November 5, 1999, Takefman and Parker moved to dismiss the action or to stay the action in favor of the Florida suit. The Delaware Court has yet to rule on that motion.

     (c)     Legal Proceedings with Greg Norman and Affiliates

     By letter dated July 30, 1999, Great White Shark Enterprises, Inc. ("Great White Shark") placed the Company on notice of certain alleged defaults with respect to the License Agreement, dated March 1, 1995, as amended, by and among Great White Shark, Greg Norman, and the Company, pursuant to which Great White Shark and Mr. Norman, as licensors (collectively, "Norman"), granted the Company, among other things, the right to use the name and likeness of Greg Norman in connection with the One-On-One product sold by the Company. Norman alleged in that default notice that the Company had failed to pay certain royalties and had failed to comply with certain other covenants of the License Agreement. Pursuant to its terms, the License Agreement terminates, upon the option of Norman, ninety (90) days following notice thereof if a monetary default is not cured within ten (10) days, or a non-monetary default is not cured within thirty (30) days, from the date of notice of default. Therefore, the possibility exists that Norman will declare the License Agreement to be terminated because of the Company's purported failure to timely cure the alleged defaults within the applicable periods. In any event, the current management of the Company has reached an oral understanding with Norman to allow the Company to continue using the rights granted under the License Agreement while the parties attempt to negotiate a new agreement. Although Management believes that the Company will be able to negotiate the terms of a new License Agreement with Norman on terms acceptable to the Company, no assurances can be given that it will be able to do so. In addition, Norman may seek to recover damages and other relief against the Company as a result of the alleged defaults and/or any alleged termination of the License Agreement. Either such event would have a material adverse effect on the Company's business, financial condition, and results of operations.

     On August 11, 1999, the Company filed a Complaint and Demand for a Jury Trial, with the United States District Court, Southern District, West Palm Beach Division, against Greg Norman, Great White Shark Enterprises, Inc., Greg Norman Interactive LLC, and LibertyOne Limited for breach of contract, unfair and deceptive trade practices, unjust enrichment and trademark infringement. The action claims, amongst other claims, that (a) Norman violated his implied covenant of good faith and fair dealing by purposefully attempting to obstruct the Company's business, (b) failed to use his best efforts to perform the personal services required by him, (c) failed to provide actively his endorsement of the Company, and (d) purposely violated the Company's trademarks by launching a confusingly similar Web site, shark.com.

In October 1999, the Company filed a Motion to Dismiss without Prejudice in this action. The Company has no current plans to pursue this lawsuit.


VISUAL EDGE SYSTEMS INC.

Item 2. Management's Discussion and Analysis or Plan of Operations

     The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Visual Edge which represents the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. Such factors include, but are not limited to, the Company's limited availability of cash and working capital; operating losses and accumulated deficit; limited operating history; risks related to operations; competition; risk related to trademarks and proprietary rights; dependence on management; and other factors discussed in the Company's filings with the Securities and Exchange Commission and the section entitled "Certain Significant Business Considerations" contained herein.

General

     The Company was organized to develop and market personalized videotape golf lessons featuring One-on-One instruction by leading professional golfer Greg Norman. The Company has developed video production technology which digitally combines actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce a 45-minute One-on-One videotape golf lesson. The Company's One-on-One personalized videotape golf lesson analyzes a golfer's swing by comparing it to Greg Norman's swing at several different club positions from two camera angles using Greg Norman's pre-recorded instructional commentary and analysis and computer graphics to highlight important golf fundamentals intended to improve a golfer's performance. The Company sells its products under the name "One-on-One with Greg Norman".

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

     At a One-on-One event, the Company's team of technicians uses portable video and computer equipment or a van and trailer outfitted as a mobile production facility. When portable equipment is used, the digitized swing recordings are forwarded to the Company's production facility and the completed product is shipped to the golfer. The Company locates its One-on-One vans in selected geographic areas that service golf courses and driving ranges throughout the United States. When vans are used, they are driven to golf courses and corporate events to film participants and produce the One-on-One lessons on-site. In the first quarter of 1999, the Company signed an agreement and launched the One-on-One concept in the United Kingdom. In the third quarter of 1999, international sales accounted for 6% of the Company's revenues.

        The majority of our cost of sales is contributed to the Company's fixed operating costs which includes operator salaries, vehicle storage and van depreciation and the Company's fixed overhead expenses. Approximately 25% of the cost of sales are variable costs related to sales and production. These costs include the cost of the videotapes, royalties to Greg Norman and sales commissions. The Company believes that


significantly higher sales levels are needed before it may be able to generate profits. Management believes that the Company will not achieve such sales levels in 1999 and no assurance can be given that the Company will ever achieve such sales levels or that the variable costs will remain constant as a percent of sales or that the Company will not incur additional fixed costs.

Results of Operations

     The results of operations are set forth for the three months ended September 30, 1999 ("Q3-99") as compared to the three months ended September 30, 1998 ("Q3-98") and for the nine months ended September  30, 1999 ("Y3-99") as compared to the nine months ended September 30, 1998 ("Y3-98").

     Sales for Q3-99 decreased 7% to $855,304, as compared to $921,114 for Q3-98 and sales for Y3-99 decreased 5% to $2,092,605, as compared to $2,202,264 for Y3-98. The decrease in sales in 1999, as compared to 1998 is primarily due to decreased demand for the Company's products resulting from decreased resources available for the sales and marketing efforts. The cost of sales for Q3-99 increased 3% to $630,051, as compared to $612,180 for Q3-98 and the cost of sales for Y3-99 i

     The Company's gross profit decreased 27% to $225,253 for Q3-99, as compared to $308,934 for Q3-98 and decreased 33% to $370,757 for Y3-99, as compared to $558,075 for Y3-99. The decrease in gross profit in Q3-99 as compared to Q3-98 is due to the decrease in sales and the increase in cost of sales.

     Operating expenses for Q3-99 decreased 18% to $923,997, as compared to $1,129,226 for Q3-98 and operating expenses for Y3-99 decreased 24% to $2,448,752, as compared to $3,236,788 for Y3-98. The decrease in Q3-99 operating expenses is attributable to a decrease in selling and marketing expenses, including sales salaries, advertising and promotions and trade shows, and a decrease in financing fees. The decrease was partially offset by an increase in general and administrative

     Operating loss for Q3-99 decreased 15% to $698,744, as compared to $820,292 for Q3-98 and operating loss for Y3-99 decreased 22% to $2,077,995, as compared to $2,678,713 for Y3-98.

     The Company earned $6,335 in interest income for Q3-99, as compared to $11,185 for Q3-98 and earned $48,729 in interest income for Y3-99, as compared to $69,131 for Y3-98. Interest expense for Q3-99 was $46,020, as compared to $63,723 for Q3-98 and interest expense for Y3-99 was $147,244, as compared to $199,311 for Y3-98. The decrease in interest expense is primarily due to reduced equipment loans. The Company has not paid interest payments for the quarters ending June 30,

     Net loss for Q3-99 decreased 19% to $792,059, as compared to $982,556 for Q3-98 and net loss for Y3-99 decreased 21% to $2,336,009, as compared to $2,968,345 for Y3-98. Net loss per share for Q3-99 decreased 47% to $0.08, as compared to $0.15 for Q3-98 and net loss per share for Y3-99 decreased 61% to $0.22, as compared to $0.56 for Y3-98. The decreases in operating and net loss in Q3-99 as compared to Q3-98 resulted from decreased operating expenses in Q3-99. The decrease i


Liquidity and Capital Resources

     The Company does not currently maintain a bank credit facility. The Company has historically financed its operations primarily through the sale of equity securities or instruments convertible into equity securities. On September 30, 1999, the Company had cash and cash equivalents of $111,200, unrestricted short-term investments (certificates of deposit) of $191,671 and working capital of $160,174, as compared to cash and cash equivalents of $244,346, unrestricted sh tal decrease in cash and cash equivalents of $133,146. Net cash used in operating activities for Y3-98 was $2,455,061. Net cash used in investing activities in Y3-98 was $2,041,228 and $4,320,320 was provided by financing activities, for a total decrease in cash and cash equivalents in Y3-98 of $175,969.

     On September 30, 1999, The Company had stockholders equity of $1,231,371, as compared to stockholders equity of $3,549,880 at December 31, 1998.

31, 1998.

     The Company has not paid interest owed on the Company's outstanding Convertible Notes for the second and third quarters of 1999. As of November 8, 1999, the amount of unpaid accrued interest owed was $72,187.50. See "Part II. Item 3. Defaults Upon Senior Securities."

     The Company will require further cash or a reduction in operating expenses at the current revenue levels to satisfy the Company's contemplated working capital requirements for the year ending December 31, 1999. If the Company is unable to raise cash or finance its operations from cash flow, it may exhaust its cash resources by the year-end and may be forced to curtail or cease its operations.

     The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount of classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Seasonality

     The Company's business has historically been seasonal with higher sales in the second and third quarters of each fiscal year. The Company believes greater numbers of golf events are held during the warm months of the year.

Year 2000 Computer Issue

     The Company has completed its assessment of the impact of Year 2000 on its business including its readiness of internal accounting and operating systems and communicated with key suppliers regarding their exposure to Year 2000 issues. The Company anticipates that its business operations will electronically interact with third parties very minimally, if at all. The Company's Year 2000 risks from third parties are insignificant. Management believes that the Company's reaso uld involve delays in receiving videotapes from its supplier. The Company intends to stockpile videotapes used in production before the 1999 year end, so as not to run short if its vendor cannot supply the Company. The majority of the Company's systems consist of packaged software purchased from vendors, who represent that the software is Year 2000 compliant. However, the Company can make no assurances based on the third party's representation that their systems and products are Year 2000 compliant and will


have been designed to handle Year 2000 issues. The Company is not presently aware of any significant expenditures which will be necessitated in order to be ready for the Year 2000, although there can be no assurances that significant expenditures may not be required in the future. The Company presently believes that the Year 2000 issue will not have a material impact on the Company's business or operations; however, there can be no guarantee that the Company will be unaffected or in the level of timely compliance by key suppliers or vendors which could impact the Company's operations including, but not limited to, disruptions to the Company's business.

Recent Developments

     On September 13, 1999, the Preferred Stockholders of the Company, pursuant to their right under the Certificate of Designation governing the Preferred Stock to appoint a representative to the Company's Board of Directors, appointed John A. Wagner to the Company's Board of Directors. The Board of Directors held a meeting on September 14, 1999 at which the Board removed Earl Takefman from his position as Chief Executive Officer and Richard Parker from his position as President and Chief Operating Officer. At the same meeting, the Board of Directors appointed the Company's Chairman, Ronald F. Seale, to the office of Chief Executive Officer. On September 21, 1999, each of Earl Takefman and Richard Parker resigned as members of the Board of Directors of the Company. On November 19, 1999, the Board of Directors elected J. Keith Benedict to the Board of Directors to the extent he was not already a Director pursuant to the stockholder consent dated August 30, 1999 purporting to elect him. In addition, the Board of Directors on November 19, 1999 elected Thomas Peters to the office of Executive Vice President and Chief Technology Officer.

Certain Significant Business Considerations

     There are numerous significant risks associated with the Company's ongoing business and operations and shareholders, prospective shareholders and other interested parties should carefully consider the risks associated with our business before dealing with the Company or trading in the Company's securities. Any of the following risks, as well as other risks and uncertainties that are not yet identified, that we currently believe are immaterial or that are set out in one of the Company's other filings with the Securities and Exchange Commission, could harm our business, financial condition and operating results, could cause the value of our common stock to further decline and could result in a complete loss of your investment.

We Have Incurred Significant Losses, Which Could Limit Our Ability To Raise New Funds And Stay In Business.

     Our accumulated deficit at September 30, 1999 was $22,638,293. We incurred a net loss of approximately $800,000 for the quarter ended September 30, 1999. We believe that we will continue to incur losses until, at the earliest, we generate sufficient revenues to offset the costs associated with producing, selling and delivering our products. These losses are expected to limit our ability to grow and to raise new funds and could ultimately jeopardize our ability to remain in business.

The License Agreement Granting Us The Right To Use The Name And Likeness Of Greg Norman Could Be Terminated And, Although We Expect To Be Able To Negotiate A New License Agreement, Failure To Do So Will Jeopardize Our Ability To Continue In Business.

     By letter dated July 30, 1999, Great White Shark placed the Company on notice of certain alleged defaults with respect to the License Agreement, dated March 1, 1995, as amended, by and among Great White Shark, Greg Norman, and the Company, pursuant to which Great White Shark and Mr. Norman, as licensors (collectively, "Norman"), granted the Company, among other things, the right to use the name and likeness of Greg Norman in connection with the One-On-One products sold by the


Company. Norman alleged in that default notice that the Company had failed to pay certain royalties and had failed to comply with certain other covenants of the License Agreement. Pursuant to its terms, the License Agreement terminates, upon the option of Norman, ninety (90) days following notice thereof if an alleged monetary default is not cured within ten (10) days, or a non-monetary default is not cured within thirty (30) days, from the date of notice of default. Therefore, the possibility exists that Norman will declare the License Agreement to be terminated because of the Company's purported failure to timely cure the alleged defaults within the applicable periods. In any event, the current management of the Company has reached an oral understanding with Norman to allow the Company to continue using the rights granted under the License Agreement while the parties attempt to negotiate a new agreement. Although management believes that the Company will be able to negotiate the terms of a new License Agreement with Norman on terms acceptable to the Company, no assurances can be given that it will be able to do so. In addition, Norman may seek to recover damages and other relief against the Company as a result of the alleged defaults and/or any alleged termination of the License Agreement. Either such event would have a material adverse effect on the Company's business, financial condition, and results of operations and would likely jeopardize our ability to continue in business. See "Part II. - Item 1. - Legal Proceedings."

We Expect To Have Difficulty Raising Capital In The Future, Which Would Harm Our Ability To Continue In Business.

     As a result of our continuing losses, the low market price of our common stock, the delisting of our common stock from the Nasdaq SmallCap Market and the uncertainties of our License Agreement with Greg Norman, we believe that it will be very difficult, if not impossible, for us to raise additional capital in the future. As of November 11, 1999, we had a total of cash and cash equivalents of approximately $270,000. The Company is not lkely to become profitable in the reasonably foreseeable future. Accordingly, if the Company cannot raise new funds, it will exhaust its cash resources and be unable to continue in business.

Your Ownership Interest In Visual Edge May Be Substantially Diluted.

     The holders of our Preferred Stock and Convertible Notes have the right to convert their securities into shares of common stock based on a formula using the market price for the common stock. As a result of the decline in the market price of the common stock, the holders of such securities could convert their shares into approximately 40,000,000 shares of common stock. This would result in substantial dilution to the other holders of common stock. Infinity, the holder of the Preferred Stock and Convertible Notes, has given notice that it intends to convert 1,627 shares of its Preferred Stock into 9,594,857 shares of common stock. This conversion notice is the subject of litigation and may be ultimately recognized as valid by a court or the Company. See "Part II. - Item 1. - Legal Proceedings."

Our Stock Has Been Delisted From Nasdaq And, As Such, An Investment In Our Stock Is Subject To Additional Significant Risks.

     Our delisting from the Nasdaq Small Cap Market means that, among other things, fewer investors have access to trade our securities. In addition, our common stock is subject to penny stock regulations, which could cause fewer brokers and market makers to execute trades in our common stock. This is likely to hamper our common stock trading with sufficient volume to provide liquidity and could cause our stock price to further decrease.

     Under the penny stock rules, broker-dealers who recommend those securities to persons other than institutional accredited investors must make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents which identify risks associated with investing in penny stocks and which describe the market for the penny stock and the purchaser's legal remedies. Further, the broker-dealer must obtain a signed and dated


acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in a penny stock. These requirements have historically resulted in reducing the level of trading activity in securities which become subject to the penny stock rules. Holders of our common stock are likely to find it more difficult to sell our securities (if they can be sold at all), which is expected to have an adverse effect on the market price thereof.

We Are At Risk Of Securities Class Action Litigation Due To Our Stock Price Volatility.

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation. Securities litigation may result in substantial costs and divert management's attention and resources, which may seriously harm our business, prospects, financial condition and results of operations.

There Are Numerous Other Risks Applicable To The Company As More Fully Described In Our Filings Made With The SEC.

     This section does not provide an exhaustive list of the Company's risks. Shareholders, prospective investors and others interested in the Company are urged to refer to the filings made by the Company with the U.S. Securities and Exchange Commission for a discussion of numerous other risks applicable to the Company but not expressly set out in this document. Specifically, interested persons should refer to the sections of the Company's Registration Statements filed under the Securities Act of 1933 captioned "Risk Factors." You may access our filings by visiting the SEC's web site at http://www.sec.gov. In addition, you may call the SEC at 1.800.SEC.0330.

-14


VISUAL EDGE SYSTEMS INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 2, 1999, Infinity filed suit in Delaware Chancery Court against the Company and three of the Company's then officers and directors, Earl Takefman, Richard Parker, and Thomas Peters (Infinity Investors Limited v. Earl T. Takefman, et al.; Civil Action No. 17347-NC, in the Court of Chancery of the State of Delaware in and for New Castle County). In its original complaint in that action, Infinity sought, among other things, injunctive relief to prevent the defendants from interfering with Infinity's alleged rights to convert Preferred Stock to Common Stock, as well as from interfering with the subsequent removal of Messrs. Takefman, Parker, and Peters as directors and officers of Visual Edge. The original complaint also disclosed Infinity's intention to convert certain shares of its convertible Preferred Stock into approximately 9,600,000 shares of Visual Edge Common Stock. Infinity asserts that an event of default under Infinity's securities purchase agreement with the Company occurred when the Company's Common Stock was delisted from the Nasdaq SmallCap Market and a listing on a comparable market or exchange was not obtained within the applicable period. Infinity further asserts that the occurrence of such an event provides it with the aforementioned conversion rights.

     On August 4, 1999, the parties in the Delaware action agreed to a standstill stipulation approved by the Delaware Court (the "Standstill Order"). In the Standstill Order, the Company and the individual defendants agreed, pending final resolution, to refrain from taking certain actions without court approval, or in certain other cases, without prior notice to Infinity. By letter dated August 16, 1999, the Delaware Court ordered that "current management may continue to operate and manage the company on a day-to-day basis so long as it does so consistent with the terms of the Standstill Order."

     On August 13, 1999, Infinity delivered a notice of conversion to Visual Edge, pursuant to which Infinity alleges that it converted 1,627 of its 4,400 shares of Visual Edge Series A-2 cumulative convertible and redeemable Preferred Stock into 9,594,857 shares of Visual Edge Common Stock. Also on August 13, 1999, Infinity dismissed Visual Edge from the Delaware lawsuit (and the Company is informed that Infinity intends to dismiss Thomas Peters as well).

     Infinity alleges that, on August 30, 1999, it delivered a stockholders' consent to the Company, pursuant to which Messrs. Parker, Peters, and Takefman were allegedly removed from the Company's board of directors, and Stuart J. Chasanoff and J. Keith Benedict , affiliates of Infinity, were appointed as directors. Infinity further alleges that, on August 30, 1999, the purported newly-appointed board of directors caused a unanimous written consent to be delivered to the Company, pursuant to which, among other things, Takefman was removed from his position as Chief Executive Officer, Parker was removed from his position as President and Chief Operating Officer, and Peters was removed from his position as Vice President of Operations and Technology. In its latest pleading in the Delaware action, Infinity requests, among other things, a declaratory judgment that its August 13 conversion notice and the August 30 stockholders' consent and subsequent unanimous written board consent were effective.

     To date, the Company has neither recognized Infinity's alleged conversion nor the subsequent stockholders' consent and unanimous board consent pending the outcome of the Delaware litigation. If the Court finds in favor of Infinity, or the Company otherwise recognizes the conversion at a later date, the Company's issued and outstanding shares of Common Stock would increase from 10,398,440 to approximately 20,000,000. The Company's Certificate of Incorporation currently authorized only $20,000,000 shares of common stock.

     On September 13, 1999, the Series A-2 Preferred Stockholders of the Company appointed John A. Wagner to the Company's board, exercising their rights under the applicable certificate of designation to


appoint a representative to the Company's board of directors. To the extent that the alleged unanimous board consent of August 30, 1999 did not terminate Takefman and Parker from their offices, the Company's board of directors held a meeting on September 14, 1999 and removed Takefman and Parker from their positions with the Company. By letters dated September 21, 1999, Takefman and Parker resigned from the Company's board of directors effective immediately.

     On September 23, 1999, Messrs. Takefman and Parker filed suit in Florida state court against the Company, Infinity, HW Partners, L.P., Clark Hunt, Barrett Wissman, John Wagner, Stuart Chasanoff and Keith Benedict ( Earl Takefman, et al. v. Visual Edge System, Inc., et al., Case No. CL 99-9086 AG, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida). In the Florida action, Messrs. Takefman and Parker allege that they are owed severance payments pursuant to their respective employment agreements with the Company, and assert claims for breach of contract, tortious interference with contract, and interference with employment. The Company believes Takefman's and Parker's claims are without merit and intends to vigorously defend itself against those claims.

     On October 12, 1999, the Company filed suit in Delaware Chancery Court against Takefman and Parker for, among other things, breach of fiduciary duty, breach of employment agreements, and tortious interference with contract (Visual Edge Systems Inc. v. Earl T. Takefman, et al.; Civil Action No. 17472-NC, in the Court of Chancery of the State of Delaware in and for New Castle County). On November 5, 1999, Takefman and Parker moved to dismiss the action or to stay the action in favor of the Florida suit. The Delaware Court has yet to rule on that motion.

       (c)     Legal Proceedings with Greg Norman and Affiliates

     By letter dated July 30, 1999, Great White Shark Enterprises, Inc. ("Great White Shark") placed the Company on notice of certain alleged defaults with respect to the License Agreement, dated March 1, 1995, as amended, by and among Great White Shark, Greg Norman, and the Company, pursuant to which Great White Shark and Mr. Norman, as licensors (collectively, "Norman"), granted the Company, among other things, the right to use the name and likeness of Greg Norman in connection with the One-On-One product sold by the Company. Norman alleged in that default notice that the Company had failed to pay certain royalties and had failed to comply with certain other covenants of the License Agreement. Pursuant to its terms, the License Agreement terminates, upon the option of Norman, ninety (90) days following notice thereof if a monetary default is not cured within ten (10) days, or a non-monetary default is not cured within thirty (30) days, from the date of notice of default. Therefore, the possibility exists that Norman will declare the License Agreement to be terminated because of the Company's purported failure to timely cure the alleged defaults within the applicable periods. In any event, the current management of the Company has reached an oral understanding with Norman to allow the Company to continue using the rights granted under the License Agreement while the parties attempt to negotiate a new agreement. Although Management believes that the Company will be able to negotiate the terms of a new License Agreement with Norman on terms acceptable to the Company, no assurances can be given that it will be able to do so. In addition, Norman may seek to recover damages and other relief against the Company as a result of the alleged defaults and/or any alleged termination of the License Agreement. Either such event would have a material adverse effect on the Company's business, financial condition, and results of operations.

     On August 11, 1999, the Company filed a Complaint and Demand for a Jury Trial, with the United States District Court, Southern District, West Palm Beach Division, against Greg Norman, Great White Shark Enterprises, Inc., Greg Norman Interactive LLC, and LibertyOne Limited for breach of contract, unfair and deceptive trade practices, unjust enrichment and trademark infringement. The action claims, amongst other claims, that (a) Norman violated his implied covenant of good faith and fair dealing by purposefully attempting to obstruct the Company's business, (b) failed to use his best efforts to perform the personal services required


by him, (c) failed to provide actively his endorsement of the Company, and (d) purposely violated the Company's trademarks by launching a confusingly similar Web site, shark.com.

In October 1999, the Company filed a Motion to Dismiss without Prejudice in this action. The Company has no current plans to pursue this lawsuit.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     The Company has outstanding $1,500,000 face amount of Convertible Notes (the "Notes") held by Infinity, Summit Capital Limited and Glacier Capital Limited (the "Noteholders"). Interest on the Notes is payable quarterly. The Company has not made interest payments on the Notes for interest accruing during the second and third quarters of 1999. As of November 8, 1999, the amount of unpaid accrued interest owed to the Noteholders was $72,187.50. The non-payment of such

     In addition, Infinity has declared an Event of Default, under the terms of the Preferred Stock it holds, based on the Company's delisting from the Nasdaq SmallCap Market and its failure to attain the same or a similar listing within the cure period. Based on this Event of Default, Infinity has given notice that it intends to convert 1,627 shares of its Preferred Stock into 9,594,857 shares of Common Stock pursuant to a conversion formula based on market price and contained i

Item 4. Submission of Matters to a Vote of Security Holders

     In connection with the conversion that remains the subject of litigation as referenced in Item  1 above, Infinity and Marion Interglobal Ltd. executed a stockholder consent dated August 30, 1999 with the stated effect of removing from the Board of Directors each of Earl Takefman, Richard Parker and Thomas Peters. The Company has taken no position on the effect of such stockholder consent pending resolution of the matter through the ongoing litigatio

Item 5. Other Information

None.


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

4.9

Form of Common Stock Purchase Warrant issued to investors in the Infinity Bridge Financing in connection with the amendment to such financing (Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed February 9, 1998 )

10.1

License Agreement, dated March 1, 1995, between Great White Shark Enterprises, Inc. and the Company, as supplemented (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

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

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


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                     VISUAL EDGE SYSTEMS INC.

                                                                                                      By: /s/ RONALD F. SEALE
                                                                                                           Ronald F. Seale
                                                                                                          Chairman and Chief Executive Officer
                                                                                                          (Acting Principal Financial Officer)

November 19, 1999