Form 10KSB
period 1999-12-31
VISUAL EDGE SYSTEMS INC
filed 2000-04-14
CIK 1015172

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  UNITED STATES

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED December 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _________________ TO __________________

       COMMISSION FILE NUMBER: 0-20995

                            VISUAL EDGE SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     13-3778895
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

901 YAMATO ROAD, SUITE 175, BOCA RATON, FLORIDA               33431
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

Yes [X]    No
             -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Registrant's revenue for its most recent fiscal year:     $2,333,642

The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates as of April 10, 2000, based on the average bid and asked price of the common stock as of April 10, 1999, was: $1,366,612.

As of April 10, 2000 there were 10,398,440 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 1999 are incorporated by reference into Part III of this Form 10-KSB.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

                  GENERAL

                  Visual Edge Systems, Inc. was organized to develop, market and sell personalized CD-ROM and videotape golf lessons featuring One-on-One instruction by leading professional golfer Greg Norman. Visual Edge has developed video production technology that digitally combines actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce a One-on-One golf lesson. Our One-on-One personalized golf lesson analyzes a golfer's swing by comparing it to Greg Norman's swing at several different club positions from two camera angles. Greg Norman's pre-recorded instructional commentary, analysis and computer graphics highlight important golf fundamentals intended to improve a golfer's performance. Golf instructor Jim McLean provides pre-recorded drills and instruction designed to correct the specific errors made by the golfer. We sell our products under the name "One-on-One with Greg Norman." Visual Edge was incorporated in Delaware in July 1994.

                  INDUSTRY OVERVIEW

                  Golf has become an increasingly popular form of sport and entertainment in recent years. According to the National Golf Foundation, consumer spending on golf-related activities, including green fees, golf equipment and related merchandise, has increased from approximately $12.7 billion in 1989 to approximately $15.1 billion in 1994 to approximately $30.1 billion in 1998. The number of golfers and golf courses and driving ranges has also increased and golf industry participants have sought to increase public awareness and provide greater access to golfers of all ages and income levels.

                  PRODUCTS

                  Visual Edge has developed six personalized One-on-One golf lessons with Greg Norman for both right- and left-handed golfers. Our personalized products include a lesson stressing basic golf fundamentals for either males or females, a lesson geared towards senior golfers, an advanced lesson for lower-handicap players and a "follow-up" lesson which measures a golfer's improvement from prior lessons.

                  RELATIONSHIP WITH GREG NORMAN

                  Under the terms of a license agreement among Visual Edge, Greg Norman and Great White Shark Enterprises, Inc., Greg Norman granted to Visual Edge a worldwide license to use his name, likeness and endorsement and certain trademarks owned by him in connection with the production and promotion of our products. The Greg Norman license prohibits Greg Norman from granting similar rights to any person with respect to any concept which is the same as or confusingly similar to our concept or products and does not prohibit Visual Edge from entering into similar endorsement agreements with other athletes or instructors.

                  The Greg Norman license originally required Visual Edge to make minimum guaranteed royalty payments to Mr. Norman; however, as a result of an amendment to the agreement, guaranteed payments are no longer required from Visual Edge. For the year ended December 31, 1999, a total of $186,095 of royalties owed by Visual Edge under the Greg Norman license were accrued, although no payments were made. By letter dated July 30, 1999, Greg Norman and Great White Shark notified Visual Edge of certain alleged defaults by Visual Edge with respect to the Greg Norman license, and subsequently terminated the Greg Norman license. Visual Edge, Greg Norman and Great White Shark Enterprises, Inc. have entered into an amendment to the license agreement to allow Visual Edge to continue using the rights under the Greg Norman license. Under this amendment, payments on the accrued amounts as of December 31, 1999 are to be paid on a schedule of twelve equal monthly payments beginning in March 2000. The original term of the Greg Norman license expires on December 31, 2001, subject to prior termination provided thereunder. Our business and future prospects are dependent upon our continued association with Greg Norman.

                  MARKETING AND DISTRIBUTION

                  Our marketing strategy is to sell One-on-One video golf lessons to:

                           o various organizers of amateur corporate, charity and member golf tournaments (who typically offer gifts to tournament participants)

                           o golf professionals at private and daily fee golf courses and driving ranges

                           o indoor event planners that organize trade shows, conventions, sales meetings, retail store openings and promotions

                  To implement our marketing and business strategy, Visual Edge has developed its product to be delivered to customers through CD-ROM and electronic mail. Visual Edge representatives record a customer's golf swing and, at the same time, give the customer a CD-ROM containing the golf swing lesson and transmit the recording to the production facility located at Visual Edge's executive office. At the production facility, Visual Edge processes the recording of the customer's golf swing to compare it to Greg Norman's golf swing. Visual Edge then transmits this comparative information to the customer using electronic mail. In addition to delivering its product using electronic mail, Visual Edge has mobile One-on-One production facilities which are housed in vans and other types of vehicles. These One-on-One vehicles are equipped with video and personal computer equipment to produce our products at the site where the customer records his or her swing.

                  In the first quarter of 1999, Visual Edge signed an agreement to develop, market and produce Visual Edge's product in the United Kingdom. In 1999, approximately 7% of our revenue was derived from operations outside the United States.

                  FINANCING TRANSACTIONS

                  For the past several years, Visual Edge sought financing through private sources. In general, Visual Edge raised capital through a combination of debt and equity issuances to private investor groups.

                  March Financing

                  In March 1997, Visual Edge obtained bridge financing (the "March Bridge Financing") pursuant to which Visual Edge issued to 13 investors (including Status-One Investments Inc., a company controlled by the family of a former executive officer of Visual Edge), a non-cash financing fee of

                           o        100,000 shares of common stock and

                           o warrants to purchase 100,000 shares of common stock at a price of $10.00 per share, subject to adjustment in certain circumstances.

                  As consideration for such securities, the investors in the March Bridge Financing pledged an aggregate of $3,500,000 in cash and other marketable securities as cash collateral to various banks, which in turn issued stand-by letters of credit to Visual Edge in the aggregate amount of up to $3,500,000. Visual Edge used the Letters of Credit to secure a $3,500,000 line of credit from a bank. In June 1997, Visual Edge used a portion of the proceeds from the issuance and sale of certain of its securities to repay the remaining outstanding balance due and owing on the line of credit and returned the letters of credit to the various banks, which in turn returned all of the cash collateral to the investors involved in the March Bridge Financing.

                  Infinity Financing

                  On June 13, 1997, Visual Edge arranged a three-year $7.5 million debt and convertible equity facility (the "Infinity Financing") with a group of investment funds, which resulted in net proceeds to Visual Edge of approximately $7.2 million. Under the Securities Purchase Agreement dated June 13, 1997, including the amendments that have since been made to this agreement, Visual Edge issued to the investment funds 1,039,388 shares of common stock, 6,000 shares of Series A-2 Convertible Preferred Stock with a liquidation preference of $1,000 per share and 8.25% Convertible Notes in the original principal amount of $1.5 million. As of April 10, 2000, the investment funds hold of record 298,538 shares of our common stock subject to the recognition of the conversion by Infinity of 1,627 shares of Series A-2 Convertible Preferred Stock, which is described below.

                  The investment funds may convert their Series A-2 Convertible Preferred Stock and Convertible Notes into additional shares of our common stock, subject to our right to prepay or redeem any of those convertible instruments at any time. Because Visual Edge's common stock has been delisted from the Nasdaq SmallCap Market, an Event of Default exists under the Infinity Financing. As a result, the investment funds may convert each share of Series A-2 Convertible Preferred Stock into a number of shares of common stock based on a formula using a percentage of the market price of the common stock. On August 30, 1999, one of the investment funds delivered a notice of conversion to Visual Edge, to convert 1,627 of its 4,400 shares of our Series A-2 Convertible Preferred Stock into 9,594,857 shares of our common stock. The conversion was disputed, and litigation ensued in the Delaware Court of Chancery. See "Item 3. - Legal Proceedings." In January
                  2000, the court dismissed the action, stating that the claim relating to the conversion was moot because parties to the dispute had resigned from their positions with Visual Edge. Currently, Visual Edge is in discussions with Infinity regarding this conversion of series A-2 Convertible Preferred Stock into common stock.

                  Because of the existing Event of Default under the Infinity Financing, the investment funds may convert the Convertible Notes into common stock based on the same formula used to convert the Series A-2 Convertible Preferred Stock into shares of common stock during an Event of Default. As of the date of this filing, the holders of the Convertible Notes have neither declared a default nor given notice of acceleration of the amounts owed under the Convertible Notes.

                  Dividends on the Series A-2 Convertible Preferred Stock began accruing on January 1, 2000 at the rate of 8.25% annually and are payable quarterly in cash or in shares of common stock. To date, no dividends have been paid. The investment funds are entitled to receive 495,000 shares of our common stock in each of the year 2000 and 2001 as payment of dividends on the Series A-2 Convertible Preferred Stock.

                  The Convertible Notes mature in June 2000 and interest on the notes shall be paid in cash. The notes are secured by all of our significant assets.

                  Marion Equity Financing

                  In March 1998, Visual Edge entered into a Purchase Agreement with Marion Interglobal, Ltd., an investment group owned by Ronald Seale, a director and executive officer of Visual Edge, and its nominee. Under this agreement, Marion agreed to invest up to $11 million in exchange for up to 5,200,000 shares of common stock in three separate phases. In connection with the first two phases, Visual Edge issued to Marion an aggregate of two million shares of common stock for $5 million. Marion opted not to proceed with the third phase. Visual Edge paid certain transaction fees to Marion totaling two million additional shares of common stock upon the completion of the first two phases. As of December 31, 1999, Marion beneficially owns 976,000 shares of our common stock for its own account.

                  COMPETITION

                  Visual Edge faces competition for consumer discretionary spending from numerous other businesses in the golf industry and related market segments. Visual Edge competes with a variety of products and services that are used as participant gifts at golf events or provide golf instruction, including instructional

                  CD ROM's and videotapes, golf software used to analyze golf swings and golf courses, schools and professionals who offer video golf lessons, certain of which may be less expensive or provide other advantages to consumers. In addition, certain companies offer both hardware and software to golf professionals for use in connection with golf lessons. Moreover, the instructional golf video segment of the industry has no substantial barriers to entry and, consequently, Visual Edge expects that other companies that have developed software technologies similar to those used by Visual Edge may seek to enter our target markets and compete directly against Visual Edge. There can be no assurance that other companies are not developing or will not seek to develop similar products.

                  PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

                  Visual Edge has obtained a patent from the United States Patent and Trademark Office covering certain aspects of its digital video editing and videotape production process. There can be no assurances that any patent applications will result in issued patents, the breadth or degree of protection which patents may afford Visual Edge or that our patent will not be circumvented or invalidated. Rapid technological developments in the computer software industry result in extensive patent filings and a rapid rate of issuance of new patents. Furthermore, there can be no assurance that Visual Edge will have financial or other resources necessary to enforce its patent or defend a patent infringement action. In addition to filing a patent application, Visual Edge relies on proprietary processes and employs various methods to protect the concepts, ideas and documentation of its products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes or obtain access to our proprietary processes, ideas and documentation. Moreover, although Visual Edge has entered into confidentiality agreements with certain of its employees, there can be no assurance that such arrangements will adequately protect Visual Edge.

                  CHANGES IN MANAGEMENT OF VISUAL EDGE

                  On September 13, 1999, the holders of our Preferred Stock exercised their rights under the Certificate of Designation relating to the Series A-2 Convertible Preferred Stock and appointed John A. Wagner to our board of directors. The board of directors held a meeting on September 14, 1999 at which the directors voted to remove Earl Takefman from his position as Chief Executive Officer and Richard Parker from his position as President and Chief Operating Officer. At the same meeting, the board of directors appointed our Chairman, Ronald F. Seale, to the office of Chief Executive Officer. On September 21, 1999, Earl Takefman and Richard Parker resigned as members of the board of directors. On November 19, 1999, the board of directors elected J. Keith Benedict to the board of directors to the extent that he was not already a director pursuant to the stockholder consent dated August 30, 1999. On November 19, 1999, the board of directors elected Thomas Peters to the office of Executive Vice President and Chief Technology Officer. As is further explained under Item 3 "Legal Proceedings" contained in this Report, the conversion of shares of Series A-2 Convertible Preferred Stock, as well as the members of the board of directors elected as a result of the conversion, has been disputed. To confirm the members of the board of directors, the members of the board that were still in office and that were elected by means other than as a result of the conversion, elected Keith Benedict, Stuart Chasanoff and Tom Peters to fill vacancies in the board of directors created from resignations from the board of directors. Stuart Chasanoff submitted his resignation from the board of directors in April 2000.

                  EMPLOYEES

                  At December 31, 1999, Visual Edge employed (directly or indirectly) two executive employees and 18 employees engaged in the operation of its offices and vans.

                  RISK FACTORS

                  Readers of this annual report or any of our press releases should carefully consider the following risk factors, in addition to the other information contained herein. This annual report on Form 10-K and our press releases contain statements of a forward-looking nature relating to future events or the future financial performance of Visual Edge within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby. Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified herein, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

                  VISUAL EDGE HAS EXPERIENCED SIGNIFICANT AND CONTINUING LOSSES. As of December 31, 1999, Visual Edge had an accumulated deficit of $24,173,544. We incurred a net loss of $3,237,570 for 1999. We believe that Visual Edge will continue to incur losses until Visual Edge generates sufficient revenues to offset the operating costs associated with commercializing its products. These losses could limit our ability to grow and to raise new funds and could ultimately jeopardize our ability to remain in business.

                  OUR PERFORMANCE MAY PREVENT VISUAL EDGE FROM OBTAINING ADDITIONAL CAPITAL. As a result of our continuing losses, the low market price of our common stock and the delisting of our common stock from the Nasdaq SmallCap Market, we believe that it will be very difficult, if not impossible, for Visual Edge to raise additional capital in the future. As of December 31, 1999, Visual Edge had a total of cash and cash equivalents of approximately $19,274. Visual Edge is unlikely to become profitable in the reasonably foreseeable future. Accordingly, if Visual Edge cannot raise new funds, Visual Edge may exhaust its cash resources and be unable to continue in business.

                  THE VALUE OF VISUAL EDGE'S SECURITIES COULD DECREASE UPON THE ISSUANCE OF ADDITIONAL SECURITIES BY VISUAL EDGE. As a result of the decline in the market price of the common stock and the delisting of our common stock from the Nasdaq SmallCap Market, the holders of our Series A-2 Convertible Preferred Stock and Convertible Notes have the right to convert their securities into shares of common stock based on a formula using a percentage of the market price for the common stock. Infinity, the holder of Series A-2 Convertible Preferred Stock and Convertible Notes, has given notice to convert 1,627 shares of its Preferred Stock into 9,594,857 shares of common stock. See "Item 1. - Financing Transactions" and "Item 3. - Legal Proceedings." This conversion, if recognized by Visual Edge, could result in substantial dilution to the other holders of common stock. Any additional conversions using this formula would result in additional substantial dilution to the other holders of common stock.

                   Additionally, as of December 31, 1999 there were a substantial number of outstanding options and warrants to purchase shares of our common stock. The exercise of any of these options or warrants will also have a dilutive effect on our stockholders. Furthermore, holders of such options or warrants are more likely to exercise them at times when Visual Edge could obtain additional equity capital on terms that are more favorable to us than those provided in the options or warrants. As a result, exercise of the options or warrants may adversely affect the terms of such financing. The sale of a substantial number of our common stock may adversely affect the prevailing price of such common stock in the public market and may impair our ability to raise capital through the sale of its equity securities.

                   VISUAL EDGE RELIES SIGNIFICANTLY ON ITS LICENSE WITH GREG NORMAN. In connection with the production and promotion of our products, Visual Edge uses, under a worldwide license, Greg Norman's name, likeness, endorsement and certain trademarks. During 1999, Greg Norman and Great White Shark notified Visual Edge of defaults by Visual Edge under the Greg Norman license. The parties have since entered into an amended license agreement to allow Visual Edge to continue to use its rights under the Greg Norman license. The Greg Norman license expires on December 31, 2001, subject to termination pursuant to the terms thereunder. Our business may be adversely affected if the Greg Norman license is terminated in the future or if Greg Norman dies, becomes disabled, retires from tournament play, experiences a significant decline in his performance at golf tournaments, reduces his participation in golf tournaments, commits a serious crime or performs any act which adversely affects his reputation. Visual Edge has obtained a "key-man" life insurance policy on Greg Norman in the amount of $10,000,000.

                  OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ SMALLCAP MARKET AND IS SUBJECT TO ADDITIONAL SIGNIFICANT RISKS. Because we were unable to meet Nasdaq's listing requirements, Visual Edge was delisted from the Nasdaq SmallCap Market as of June 1, 1999. The delisting of our common stock means that, among other things, fewer investors have access to trade our common stock which will limit our ability to raise capital through the sale of its securities. In addition, our common stock is subject to penny stock regulations, which could cause fewer brokers and market makers to execute trades in our common stock. This is likely to hamper our common stock trading with sufficient volume to provide liquidity and could cause our stock price to further decrease.

                  The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors must make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents which identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules. Holders of our common stock may find it more difficult to sell their shares of common stock, which is expected to have an adverse effect of the market price of the common stock.

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


                  WE MUST BE ABLE TO IMPLEMENT OUR BUSINESS PLAN. Our plan of operation and prospects are largely dependent upon our ability to achieve significant market acceptance for our products, establish and maintain relationships with our customers, successfully hire and retain skilled technical, marketing and other personnel, and successfully develop, market and sell our products on a timely and cost effective basis. There can be no assurance that Visual Edge will be able to continue to implement our business plan. Failure to effectively implement our business plan will have a material adverse effect on Visual Edge.

                  OUR PRODUCTS MAY BE SUBJECT TO PRODUCT OBSOLESCENCE OR SHORT PRODUCT LIFE CYCLES BEFORE THEY ARE ACCEPTED. The markets for our products may be characterized by rapidly changing technology which could result in product obsolescence or short product life cycles. Our competitors could develop technologies or products that render our products obsolete or less marketable. Accordingly, our ability to compete may be depend upon our ability to continually enhance and improve our products.

                  VISUAL EDGE DEPENDS ON OUR OFFICERS AND KEY PERSONNEL FOR OUR SUCCESS. The prospects of Visual Edge depend on the personal efforts of Ronald Seale, our Chairman of the Board, Chief Executive Officer and President, and

                  Thomas Peters, our Executive Vice President and Chief Technology Officer, and other key personnel to implement our operating and growth strategies. The loss of the services of these executives could have a material adverse effect on our business and prospects because of their experience and knowledge in the industry.

                  VISUAL EDGE HAS A LIMITED PRODUCT LINE. Visual Edge currently depends entirely on the sales of a limited product line to generate revenues. Visual Edge may develop other products in the future that may or may not be similar to our current products. Visual Edge cannot assure that our current or future products will prove to be commercially viable. Failure to achieve commercial viability on a timely basis would cause Visual Edge to close our business.

                  INDUSTRY FACTORS BEYOND OUR CONTROL COULD AFFECT OUR FINANCIAL PERFORMANCE. Our future operating results will depend on numerous factors beyond our control, including:

                           o        the popularity, price and timing of
                                    competitors' products being introduced and distributed

                           o national, regional and local economic conditions (particularly recessionary conditions adversely affecting consumer spending)

                           o        changes in consumer demographics

                           o the availability and relative popularity of other forms of sports and entertainment

                           o public tastes and preferences, which may change rapidly and cannot be predicted.

                  Our ability to plan for product development and promotional activities may be affected by our ability to anticipate and respond to relatively rapid changes in consumer tastes and preferences. To the extent that Visual Edge targets consumers with limited disposable income, Visual Edge may find it more difficult to price our products at levels which result in profitable operations.

                  OUR PRODUCTS ARE SUBJECT TO SEASONALITY. Our business may be affected by seasonal weather conditions that may limit the golf seasons in certain geographic areas. Such seasonal factors may result in fluctuations in our future operating results. Our business has historically been seasonal with higher sales in the second and third quarters of each fiscal year. Visual Edge believes greater numbers of golf events are held during the warm months of the year.

                  VISUAL EDGE MAY NOT BE ABLE TO CARRY OUT OUR ACQUISITION STRATEGY. Visual Edge has recently adopted an acquisition strategy to expand our product offerings. This strategy focuses on technology companies, including in particular companies engaged in the business of "distance education" or instruction via the Internet. To be suitable for acquisition by Visual Edge, these companies must be small enough to be affordable yet profitable. These candidates may be few in number and may attract offers from companies with greater financial resources than Visual Edge. We cannot assure you that Visual Edge will be able to locate suitable acquisition targets or that Visual Edge will be able to complete any acquisitions.

                  OUR CURRENT FINANCIAL CONDITION PREVENTS VISUAL EDGE FROM FINANCING AN ACQUISITION INDEPENDENTLY. Our current financial condition will not allow Visual Edge to finance an acquisition independently. If Visual Edge locates an acquisition opportunity, it will have to depend on the profitability of the target company and the efforts of some of our major stockholders to attract and obtain financing. We cannot assure you that Visual Edge will be able to obtain financing on acceptable terms or at all. If we cannot obtain financing, we will not be able to complete any acquisitions.

                  THE MARKET PRICE FOR OUR COMMON STOCK AND WARRANTS IS VOLATILE. Since our initial public offering, the market prices of our publicly traded securities have been highly volatile as has been the case with the securities of other emerging companies. The market price of our common stock may be affected by certain factors such as our operating results and press releases or those of our competitors. In addition, in recent years, the stock market has experienced a high level of price and volume volatility and market prices for the securities of many companies have experienced wide price fluctuations which have not necessarily been related to the operating performance of those companies.


ITEM 2.           DESCRIPTION OF PROPERTY

                  Visual Edge's principal executive office is a leased facility with approximately 2,400 square feet of space in Boca Raton, Florida. Visual Edge leases this space under a lease agreement that expires in July 2005. Visual Edge believes that its existing facilities are well maintained and in good operating condition and are adequate for its present and anticipated levels of operations.

ITEM 3.           LEGAL PROCEEDINGS

                  Proceedings with Stockholders

                  On August 2, 1999, Infinity filed suit in Delaware Chancery Court against Visual Edge and three of our then current officers and directors, Earl Takefman, Richard Parker, and Thomas Peters (Infinity Investors Limited v. Earl T. Takefman, et al.; Civil Action No. 17347-NC, in the Court of Chancery of the State of Delaware in and for New Castle County). In its original complaint in that action, Infinity sought, among other things, injunctive relief to prevent the defendants from interfering with Infinity's alleged rights to convert Preferred Stock to common stock, as well as from interfering with the subsequent removal of Messrs. Takefman, Parker, and Peters as directors and officers of Visual Edge. The original complaint also disclosed Infinity's intention to convert certain shares of our convertible Preferred Stock into approximately 9,600,000 shares of our common stock. Infinity asserts that an event of default under Infinity's securities purchase agreement with Visual Edge occurred when our common stock was delisted from the Nasdaq SmallCap Market and a listing on a comparable market or exchange was not obtained within the applicable period. Infinity further asserts that the occurrence of such an event provides it with the aforementioned conversion rights.

                  On August 4, 1999, the parties in the Delaware action agreed to a standstill stipulation approved by the Delaware Court. In the standstill stipulation, Visual Edge and the individual defendants agreed, pending final resolution, to refrain from taking certain actions without court approval, or in certain other cases, without prior notice to Infinity. By letter dated August 16, 1999, the Delaware Court ordered that current management may continue to operate and manage Visual Edge on a day-to-day basis so long as it does so consistent with the terms of the standstill stipulation.

                  On August 13, 1999, Infinity delivered a notice of conversion to Visual Edge, pursuant to which Infinity alleges that it converted 1,627 of its 4,400 shares of our Series A-2 Cumulative Convertible and Redeemable Preferred Stock into 9,594,857 shares of our common stock. Also on August 13, 1999, Infinity dismissed Visual Edge from the Delaware lawsuit.

                  On August 30, 1999, Infinity delivered a stockholders' consent to Visual Edge, pursuant to which Messrs. Parker, Peters, and Takefman were allegedly removed from our board of directors, and Stuart J. Chasanoff and J. Keith Benedict, affiliates of Infinity, were appointed as directors. On the same date, the purported newly-appointed Board of directors caused a unanimous written consent to be delivered to Visual Edge, pursuant to which, among other things, Mr. Takefman was removed from his position as Chief Executive Officer, Mr. Parker was removed from his position as President and Chief Operating officer, and Mr. Peters was removed from his position as Vice President of Operations and Technology.

                  On September 13, 1999, the Series A-2 Preferred Stockholders of Visual Edge appointed John A. Wagner to our board, exercising their rights under the applicable Certificate of Designation to appoint a representative to our board of directors. To the extent that the alleged unanimous board consent of August 30, 1999 did not terminate Messrs. Takefman and Parker from their offices, our board of directors held a meeting on September 14, 1999 and removed Messrs. Takefman and Parker from their positions with Visual Edge. By letters dated September 21, 1999, Messrs. Takefman and Parker resigned from our board of directors effective immediately.

                  On November 5, 1999, Takefman and Parker filed a motion to dismiss Infinity's Delaware action. By Memorandum Opinion issued January 28, 2000, the Delaware Chancery Court granted that motion in part and denied it in part, holding that Infinity could continue to pursue its claims against those two individuals for tortious interference and for breach of their fiduciary duties of care and loyalty with respect to their alleged interference with Infinity's stock conversion and their alleged failure to disclose their intent to take control of the Visual Edge Board of Directors. The Delaware Court also held that Takefman and Parker necessarily conceded the validity of Infinity's conversion and their subsequent removal from Visual Edge's board of directors.

                  PROCEEDINGS WITH FORMER OFFICERS AND DIRECTORS

                  On September 23, 1999, Messrs. Takefman and Parker filed suit in Florida state court against Visual Edge, Infinity, HW Partners, L.P., Clark Hunt, Barrett Wissman, John Wagner, Stuart Chasanoff and Keith Benedict (Earl Takefman, et al. v. Visual Edge System, Inc., et al., Case No. CL 99-9086 AG, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida). Messrs. Takefman and Parker allege that they are owed severance payments pursuant to their respective employment agreements with Visual Edge, and assert claims for breach of contract, tortious interference with contract, and interference with employment. Visual Edge believes Takefman's and Parker's claims are without merit and intends to vigorously defend itself against those claims.

                  On October 12, 1999, Visual Edge filed suit in Delaware Chancery Court against Messrs. Takefman and Parker for, among other things, breach of fiduciary duty, breach of employment agreements, and tortious interference with contract (Visual Edge Systems Inc. v. Earl T. Takefman, et al.; Civil Action No. 17472-NC, in the Court of Chancery of the State of Delaware in and for New Castle County). On November 5, 1999, Messrs. Takefman and Parker moved to dismiss the action or to stay the action in favor of the Florida suit. On January 31, 2000, the Delaware Court granted the motion to stay until further order of that Court. As a result, Visual Edge intends to assert its claims against Takefman and Parker as counterclaims in the prior-filed Florida action, which is described in the immediately preceding paragraph.


                PROCEEDINGS WITH GREG NORMAN AND HIS AFFILIATES

                  By letter dated July 30, 1999, Great White Shark Enterprises, Inc. placed Visual Edge on notice of certain alleged defaults with respect to the License Agreement, dated March 1, 1995, as amended, by and among Great White Shark, Greg Norman, and Visual Edge, pursuant to which Great White Shark and Mr. Norman, as licensors, have granted to Visual Edge, among other things, the right to use the name and likeness of Greg Norman in connection with the One-on-One product sold by Visual Edge. Mr. Norman alleged in that default notice that Visual Edge had failed to pay certain royalties and had failed to comply with certain other covenants of the Greg Norman license. Pursuant to its terms, the Greg Norman license terminates, upon the option of Norman, 90 days following notice thereof if a monetary default is not cured within 10 days, or a non-monetary default is not cured within 30 days, from the date of notice of default. Therefore, the possibility exists that Norman will declare the Greg Norman license to be terminated because of our purported failure to timely cure the alleged defaults within the applicable periods. In addition, Mr. Norman may seek to recover damages and other relief against Visual Edge as a result of the alleged defaults and/or any alleged termination of the License Agreement.

                  On August 11, 1999, Visual Edge filed a Complaint and Demand for a Jury Trial, with the United States District Court, Southern District, West Palm Beach Division, against Greg Norman, Great White Shark Enterprises, Inc., Greg Norman Interactive LLC, and LibertyOne Limited for breach of contract, unfair and deceptive trade practices, unjust enrichment and trademark infringement. In October 1999, Visual Edge filed a Motion to Dismiss without Prejudice in this action. Visual Edge has no current plans to pursue this lawsuit. See "Item 1 - Description of Business Relationship with Greg Norman."

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  MARKET FOR COMMON STOCK

                  Our common stock and warrants are traded on the over-the-counter market under the symbols EDGE and EDGEW. Our common stock and warrants were traded on the Nasdaq SmallCap Market until June 1, 1999. Visual Edge completed our initial public offering in July 1996 at an offering price of $5.00 per share for our common stock and $.10 per warrant. The following table sets forth

                           o for the periods from January 1998 through June 1, 1999, the range of high and low last sale prices for the common stock and the warrants reported on the Nasdaq SmallCap Market and

                           o for the period from June 2, 1999 through December 31, 1999, the range of high and low bid prices for the common stock reported on the over-the-counter bulletin board. The quotations from the over-the-counter bulletin board reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                  COMMON STOCK                                         HIGH                       LOW
                  ------------                                         ----                       ---
         Fiscal Year 1998
               First Quarter                                           $4.38                   $2.62
               Second Quarter                                           4.69                    2.81
               Third Quarter                                            3.47                    1.38
               Fourth Quarter                                           2.00                     .62
         Fiscal Year 1999
               FirstQuarter                                            $1.25                   $ .69
               Second Quarter (through June 1, 1999)                     .78                     .38
               Second Quarter (from June 2, 1999)                        .45                     .22
               Third Quarter                                             .56                     .09
               Fourth Quarter                                            .16                     .06


         IPO WARRANTS:                                                 HIGH                     LOW
         ------------                                                  ----                     ---

         Fiscal Year 1998
               First Quarter                                           $1.69                   $ .62
               Second Quarter                                           1.25                     .50
               Third Quarter                                             .88                     .00
               Fourth Quarter                                            .50                     .00

         Fiscal Year 1999
               First Quarter                                             .25                   $ .00
               Second Quarter (through June 1, 1999)                     .19                     .09
               Second Quarter (from June 2, 1999)                        .12                     .12
               Third Quarter                                             .12                     .00
               Fourth Quarter                                            .00                     .00


                  HOLDERS OF COMMON STOCK

                  At April 10, 2000, the last reported high bid price of the common was $.30 per share and the last reported sale price of the warrants was $.05 per warrant. At April 10, 2000, there were 122 holders of record of our common stock and 8 holders of record of our warrants. Visual Edge believes that there are more than 3,900 beneficial holders of our common stock and 510 beneficial holders of our warrants.

                  DIVIDENDS

                  Visual Edge does not anticipate paying any cash dividends on our common stock in the foreseeable future and intends to retain our earnings, if any, to finance the expansion of our business and for general corporate purposes. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that our board of directors deems relevant. In addition, the payment of cash dividends is limited by the terms of our outstanding Preferred Stock and may be further limited or prohibited by the terms of future loan agreements or the future issuance of other series of Preferred Stock, if any.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           The following discussion and analysis should be read
                  in conjunction with the financial statements and notes thereto included as Item 7 of this Annual Report on Form 10-KSB. This discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Visual Edge's actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of certain factors including those set forth in Visual Edge's filings with the Securities and Exchange Commission, specifically including the risk factors set forth under Item 1 of this Annual Report on Form 10-KSB.

                  GENERAL

                  Visual Edge was organized to develop, market and sell personalized CD-ROM and videotape golf lessons featuring One-on-One instruction by leading professional golfer Greg Norman. Visual Edge has developed video production technology which digitally combines actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce a One-on-One golf lesson. Our One-on-One personalized golf lesson analyzes a golfer's swing by comparing it to Greg Norman's swing at several different club positions from two camera angles. Greg Norman's pre-recorded instructional commentary and analysis and computer graphics highlight important golf fundamentals intended to improve a golfer's performance. Golf instructor Jim McLean provides pre-recorded drills and instruction designed to correct the specific errors made by the golfer. We sell our products under the name "One-on-One with Greg Norman".

                  Our marketing strategy is to sell One-on-One golf lessons to various organizers of amateur corporate, charity and member golf tournaments (who typically offer gifts to tournament participants), golf professionals at private and daily fee golf courses and driving ranges and indoor event planners who organize trade shows, conventions, sales meetings, retail store openings and promotions.

                  At a One-on-One event, Visual Edge's team of technicians uses portable video and computer equipment or a truck or other vehicle outfitted as a mobile production facility. When portable equipment is used, the digitized swing recordings are electronically forwarded to Visual Edge's production facility and the completed product is delivered to the golfer using electronic mail. Visual Edge locates its One-on-One vans in selected geographic areas that service golf courses and driving ranges throughout the United States. When mobile production vehicles are used, they are driven to golf courses and corporate events to film participants and produce the One-on-One lessons on-site. In the first quarter of 1999, Visual Edge signed an agreement to develop, market and sell Visual Edge's product in the United Kingdom. In 1999, sales outside the United States accounted for approximately
                  7% of Visual Edge's revenues.

                  The majority of our cost of sales is contributed to Visual Edge's fixed operating costs which includes operator salaries, vehicle storage and depreciation and

                  Visual Edge's fixed overhead expenses. Approximately 25% of the cost of sales are variable costs related to sales and production. These costs include the cost of the videotapes and CD-ROMs, royalties to Greg Norman and sales commissions. Visual Edge believes that significantly higher sales levels are needed before it may be able to generate profits. Management believes that Visual Edge will not achieve such sales levels in 2000 and no assurance can be given that Visual Edge will ever achieve such sales levels or that the variable costs will remain constant as a percent of sales or that Visual Edge will not incur additional fixed costs.

                  RESULTS OF OPERATIONS

                  Year ended December 31, 1999 compared year ended December 31, 1998

                  Sales for 1999 decreased 11.3% to $2,333,642, as compared to $2,632,213 for 1998. This decrease in sales in 1999, as compared to 1998, is primarily due to decreased revenues from sales of Visual Edge's product in the United States, which was partially offset by an increase in revenues derived from the agreement to sell the product in the United Kingdom.

                  The cost of sales for 1999 increased 18.2% to 2,912,792, as compared to $2,463,940 for 1998. This increase in the cost of sales is primarily attributable to an earlier recognition during 1999 of certain prepaid expenses and advance royalties relating to the Greg Norman license and a depreciation charge relating to the mobile production vehicles used in our operations.

                  Operating expenses for 1999 decreased 33.9% to $3,026,938, as compared to $4,577,034 for 1998. This decrease in 1999 operating expenses is attributable primarily to a decrease in executive salaries and benefits and salaries and benefits relating to processing facility personnel. This decrease was partially offset by an increase in legal fees.

                  Operating loss for 1999 decreased 18.2% to $3,606,088, as compared to $4,408,761 for 1998.

                  Visual Edge earned $67,098 in interest income for 1999, as compared to $119,647 for 1998. Interest expense for 1999 was $119,142, as compared to $251,566 for 1998. This decrease in interest expense is primarily due to reduced equipment loans.

                  Net loss for 1999 decreased 20.1% to $3,871,261, as compared to $4,846,792 for 1998. Net loss per share for 1999 decreased 54.3% to $.37, as compared to $.81 for 1998.

                  LIQUIDITY AND CAPITAL RESOURCES

                           Visual Edge does not currently maintain a bank credit
                  facility. Visual Edge has historically financed its operations primarily through the sale of equity securities or instruments convertible into equity securities. On December 31, 1999, Visual Edge had cash and cash equivalents of $19,724, no unrestricted short-term investments (certificates of deposit) and working capital deficit of

                  $557,141, as compared to cash and cash equivalents of $244,346, unrestricted short-term investments (certificates of deposit) of $1,750,000 and working capital of $1,269,548 at December 31, 1998. Net cash used in operating activities for December 31, 1999 was $1,743,317. Net cash provided by investing activities was $2,148,591, and $629,896 was used in financing activities for a total decrease in cash and cash equivalents of $224,622. Net cash used in operating activities for 1998 was $3,176,816. Net cash used in investing activities in 1998 was $1,017,737, and $4,214,470 was provided by financing activities, for a total increase in cash and cash equivalents in 1998 of $19,917.

                           On December 31, 1999, Visual Edge had stockholders
                  equity of $329,810, as compared to stockholders equity deficit of $303,881 at December 31, 1998.

                            Visual Edge has not paid interest owed on Visual
                   Edge's outstanding Convertible Notes since March 31, 1999. As of March 31, 2000, the amount of unpaid accrued interest on the Convertible Notes was approximately $123,000. Visual Edge has outstanding $1,500,000 face amount of Convertible Notes held by Infinity, Summit Capital Limited and Glacier Capital Limited. Interest on the Convertible Notes is payable quarterly. The non-payment of such interest constitutes an Event of Default under the Convertible Notes and related agreements. As of the date of this filing, the holders of the Convertible Notes have neither declared a default nor given notice of acceleration of the amounts owed under the Convertible Notes.

                           Visual Edge will require further cash or a reduction
                  in operating expenses at the current revenue levels to satisfy Visual Edge's contemplated working capital requirements for the year ending December 31, 1999. If Visual Edge is unable to raise cash or finance its operations from cash flow, it may exhaust its cash resources by the year-end and may be forced to curtail or cease its operations.

                           The financial statements have been prepared assuming
                  that Visual Edge will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount of classification of liabilities that may result from the possible inability of Visual Edge to continue as a going concern.

                  SEASONALITY

                           Visual Edge's business has historically been seasonal
                  with higher sales in the second and third quarters of each fiscal year. Visual Edge believes greater numbers of golf events are held during the warm months of the year.


                  THIRD PARTY REPORTS AND PRESS RELEASES

                  Visual Edge does not make financial forecasts or projections nor does Visual Edge endorse the financial forecasts or projections of third parties or comment on the accuracy of third party reports. Visual Edge does not participate in the preparation of the reports or the estimates given by analysts. Analysts who issue financial reports are not privy to non-public financial information. Any purchase of our securities based on financial estimates provided by analysts or third parties is done entirely at the risk of the purchaser.

                  Visual Edge periodically issues press releases to update shareholders on new developments relating to Visual Edge and our business. These releases may contain certain statements of a forward-looking nature relating to future events or the future financial performance of Visual Edge within the meaning of Section 27A of the Securities Act of 1933, as amended, and
                  Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby.

                  Readers are cautioned that such statements are only predictions and that actual events or results may materially differ with those statements. In evaluating such statements, readers should specifically consider the various risk factors identified which could cause actual results to differ materially from those indicated by such forward-looking statements.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                PAGE
                  Report of Independent Certified Public Accountants.....................        22

                  Balance Sheets as of December 31, 1998 and December 31, 1999...........        23

                  Statements of Operations for the Years Ended December 31, 1998
                       and 1999..........................................................        24

                  Statements of Changes in Stockholders' Equity (Deficit) for the
                       Years Ended December 31, 1998 and 1999............................        25

                  Statements of Cash Flows for the Years Ended December 31, 1998
                       and 1999..........................................................        26

                  Notes to Financial Statements..........................................        27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To Visual Edge Systems Inc.:

We have audited the accompanying balance sheets of Visual Edge Systems Inc., a Delaware corporation, as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Edge Systems Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



ARTHUR ANDERSEN LLP

Miami, Florida,
   March 28, 2000  (except with respect to the matter discussed in Note 12, as to which the date is April 12, 2000)

                            VISUAL EDGE SYSTEMS INC.


                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999


                                                                          1998            1999
                                                                     ------------    ------------
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                         $    244,346    $     19,724
   Certificates of deposit                                              1,750,000              --
   Accounts receivable                                                     26,893          32,765
   Inventories                                                            103,142          57,894
   Prepaid expenses - advance royalties                                   220,577         150,000
   Other current assets                                                   107,345          49,407
                                                                     ------------    ------------
              Total current assets                                      2,452,303         309,790
FIXED ASSETS, net                                                       2,248,514       1,404,097
INTANGIBLE ASSETS, net                                                    167,777          55,925
PREPAID EXPENSES - ADVANCE ROYALTIES                                      680,157              --
INVESTMENTS - RESTRICTED                                                  587,108         200,000
                                                                     ------------    ------------

              Total assets                                           $  6,135,859    $  1,969,812
                                                                     ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                  $    201,617    $    137,772
   Accrued expenses                                                       167,795         476,229
   Other current liabilities                                              218,259          78,151
   Current maturities of equipment loans                                  595,084         174,779
                                                                     ------------    ------------
              Total current liabilities                                 1,182,755         866,931
EQUIPMENT LOANS, net of current maturities                                149,951              --
CONVERTIBLE DEBT                                                        1,253,273       1,406,762
                                                                     ------------    ------------
              Total liabilities                                         2,585,979       2,273,693
                                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 5 and 10)
STOCKHOLDERS' EQUITY (DEFICIT):
   Series A-2 Convertible Preferred stock, $.01 par value, 5,000,000 shares authorized, 6,000 shares issued and outstanding at
     December 31, 1998 and 1999                                         6,000,000       6,000,000
   Common stock, $.01 par value, 20,000,000 shares authorized,
     10,378,440 issued and outstanding at December 31, 1998 and
     10,398,440 shares issued and outstanding at December 31, 1999        103,784         103,984
   Additional paid in capital                                          17,748,379      17,765,679
   Accumulated deficit                                                (20,302,283)    (24,173,544)
                                                                     ------------    ------------
              Total stockholders' equity (deficit)                      3,549,880        (303,881)
                                                                     ------------    ------------

              Total liabilities and stockholders' equity (deficit)   $  6,135,859    $  1,969,812
                                                                     ============    ============

                            VISUAL EDGE SYSTEMS INC.


                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999


                                                                   1998            1999
                                                           ------------    ------------
SALES                                                      $  2,632,213    $  2,333,642

COST OF SALES                                                 2,463,940       2,912,792
                                                           ------------    ------------
                  Gross profit (loss)                           168,273        (579,150)
                                                           ------------    ------------

OPERATING EXPENSES:
   General and administrative                                 3,024,271       2,560,038
   Selling and marketing                                      1,036,713         466,900
   Financing fees                                               223,242              --
   Noncash stock compensation expense                           292,808              --
                                                           ------------    ------------
                  Total operating expenses                    4,577,034       3,026,938
                                                           ------------    ------------

                  Operating loss                             (4,408,761)     (3,606,088)
                                                           ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income                                              119,647          67,098
   Interest expense                                            (251,566)       (119,142)
   Amortization of deferred financing fees                     (306,112)       (213,129)
                                                           ------------    ------------
                  Total other income (expense)                 (438,031)       (265,173)
                                                           ------------    ------------

                  Net loss                                   (4,846,792)     (3,871,261)

PREFERRED STOCK DIVIDENDS                                    (1,837,268)             --
                                                           ------------    ------------

              Net loss attributed to common stockholders   $ (6,684,060)   $ (3,871,261)
                                                           ============    ============

BASIC AND DILUTED LOSS PER SHARE:
   Net loss per share                                      $      (0.81)   $      (0.37)
                                                           ============    ============

              Weighted average common shares outstanding      8,238,208      10,395,329
                                                           ============    ============


   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.


                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999


                                                                         Common Stock                            Additional
                                                                 ---------------------------    Preferred         Paid-in
                                                                     Shares         Amount        Stock           Capital
                                                                 ------------   ------------   ------------    ------------
Balance at December 31, 1997                                        5,316,696   $     53,167   $         --    $ 12,427,394

Preferred stock Series A convertible issued in connection with
   the Infinity financing                                                  --             --      6,000,000      (2,178,942)
Cancellation of Preferred stock Series A convertible issued in
   connection with the Infinity financing                                  --             --     (6,000,000)      6,000,000
Preferred stock Series A-2 convertible issued in connection
   with the Infinity financing                                             --             --      6,000,000      (6,000,000)
Preferred stock embedded dividend                                          --             --             --       1,350,000
Sale of preferred stock in connection with the Infinity
   financing                                                               --             --      1,550,000              --
Redemption of preferred stock in connection with the Infinity
   financing                                                               --             --     (1,550,000)             --
Issuance of common stock for payment of dividends on
   preferred stock                                                    302,755          3,028             --         484,240
Issuance of common stock for payment of interest on
   convertible debt                                                    80,989            809             --         123,972
Common stock and warrants issued in connection with the
   Infinity financing amendments                                      350,000          3,500             --         260,909
Common stock issued in connection with the Marion
   equity financing                                                 4,010,000         40,100             --       4,678,678
Common stock and warrants issued in connection with the
   Greg Norman agreement                                              272,000          2,720             --         290,088
Issuance of common stock for payment of prepaid royalties              30,000            300             --         299,700
Exercise of options                                                    16,000            160             --          12,340
Net loss                                                                   --             --             --              --
                                                                 ------------   ------------   ------------    ------------

Balance at December 31, 1998                                       10,378,440        103,784      6,000,000      17,748,379

Issuance of common stock for payment of services                       20,000            200             --          17,300
Net loss                                                                   --             --             --              --
                                                                 ------------   ------------   ------------    ------------

Balance at December 31, 1999                                       10,398,440   $    103,984   $  6,000,000    $ 17,765,679
                                                                 ============   ============   ============    ============



                                                                    Accumulated
                                                                      Deficit         Total
                                                                   ------------    ------------
Balance at December 31, 1997                                       $(13,618,223)   $ (1,137,662)

Preferred stock Series A convertible issued in connection with
   the Infinity financing                                                    --       3,821,058
Cancellation of Preferred stock Series A convertible issued in
   Connection with the Infinity financing                                    --              --
Preferred stock Series A-2 convertible issued in connection
   with the Infinity financing                                               --              --
Preferred stock embedded dividend                                    (1,350,000)             --
Sale of preferred stock in connection with the Infinity
   financing                                                                 --       1,550,000
Redemption of preferred stock in connection with the Infinity
   financing                                                                 --      (1,550,000)
Issuance of common stock for payment of dividends on
   preferred stock                                                     (487,268)             --
Issuance of common stock for payment of interest on
   convertible debt                                                          --         124,781
Common stock and warrants issued in connection with the
   Infinity financing amendments                                             --         264,409
Common stock issued in connection with the Marion
   equity financing                                                          --       4,718,778
Common stock and warrants issued in connection with the
   Greg Norman agreement                                                     --         292,808
Issuance of common stock for payment of prepaid royalties                    --         300,000
Exercise of options                                                          --          12,500
Net loss                                                             (4,846,792)     (4,846,792)
                                                                   ------------    ------------

Balance at December 31, 1998                                        (20,302,283)      3,549,880

Issuance of common stock for payment of services                             --          17,500
Net loss                                                             (3,871,261)     (3,871,261)
                                                                   ------------    ------------

Balance at December 31, 1999                                       $(24,173,544)   $   (303,881)
                                                                   ============    ============

                            VISUAL EDGE SYSTEMS INC.


                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999


                                                                             1998            1999
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $ (4,846,792)   $ (3,871,261)
   Adjustments to reconcile net loss to net cash used in
     operating activities-
       Noncash stock compensation expense                                    292,808              --
       Noncash stock financing fees                                           95,242              --
       Noncash interest expense                                              124,781              --
       Depreciation and amortization                                         851,258         944,111
       Amortization of deferred financing fees                               306,112         230,629
       Loss on disposal of fixed assets                                           --             675
       Changes in assets and liabilities:
         Increase in accounts receivable                                      (2,976)         (5,872)
         (Increase) decrease in inventory                                    (30,371)         45,248
         Decrease in prepaid expenses - advance royalties                    129,423         750,734
         Decrease in other current assets                                    109,880          57,938
         Increase in other assets                                           (154,097)             --
         Decrease in accounts payable                                       (143,267)        (63,845)
         (Decrease) increase in accrued expenses                              (5,810)        308,434
         Increase (decrease) in other current liabilities                     96,993        (140,108)
                                                                        ------------    ------------
                  Net cash used in operating activities                   (3,176,816)     (1,743,317)
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (347,737)        (48,662)
   Proceeds from sale of fixed assets                                             --          60,145
   Purchases of short-term investments                                    (3,750,000)             --
   Proceeds from the sale of short-term investments                        3,080,000       2,137,108
                                                                        ------------    ------------
                  Net cash (used in) provided by investing activities     (1,017,737)      2,148,591
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock                              4,718,778              --
   Exercise of options                                                        12,500              --
   Repayment of borrowings                                                  (516,808)       (629,896)
                                                                        ------------    ------------
              Net cash provided by (used in) financing activities          4,214,470        (629,896)
                                                                        ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       19,917        (224,622)

CASH AND CASH EQUIVALENTS, beginning of period                               224,429         244,346
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                $    244,346    $     19,724
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                               $    117,279    $     30,938
                                                                        ============    ============

                            VISUAL EDGE SYSTEMS INC.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999



1.  COMPANY OPERATIONS

     a. Background

Visual Edge Systems Inc. (the "Company") was organized to develop, market and sell personalized CD-ROM and videotape golf lessons featuring One-on-One instruction by professional golfer Greg Norman. The Company has developed video production technology which digitally combines actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce a One-on-One videotape golf lesson. The Company sells its products under the name "One-on-One with Greg Norman."

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

The Company's marketing strategy is to sell One-on-One golf lessons to various organizers of amateur corporate, charity and member golf tournaments (who typically offer gifts to tournament participants), golf professionals at private and daily fee golf courses and driving ranges and indoor event planners who organize trade shows, conventions, sales meetings, retail store openings and promotions. As a result of continuing operating losses and changes in management, the Company refocused its marketing and business strategy in the 4th quarter of 1999. To implement its marketing and business strategy, the Company has developed its product to be delivered to customers through CD-ROM and electronic mail. The Company representatives record a customer's golf swing and, at the same time, give the customer a CD-ROM containing the golf swing lesson and transmit the recording to the production facility located at the Company's executive office. At the production facility, the Company processes the recording of the customer's golf swing to compare it to Greg Norman's golf swing. The Company then transmits this comparative information to the customer using electronic mail. In addition to delivering its product using electronic mail, the Company has mobile One-on-One production facilities which are housed in vans and other types of vehicles. These One-on-One vehicles are equipped with video and personal computer equipment to produce our products at the site where the customer records his or her swing.

     b. Uncertainty of Proposed Plan of Operation

The Company's plan of operation and prospects are largely dependent upon the Company's ability to achieve significant market acceptance for its products, establish and maintain satisfactory relationships with those who arrange golf events, successfully hire and retain skilled technical, marketing and other personnel, and successfully implement its new business plan and strategy. There can be no assurance that the Company will be able to continue to implement its business plan. Failure to implement its business plan would have a material adverse effect on the Company. The Company's One-on-One personalized CD-ROM and videotape golf lesson is a new business concept and, accordingly, demand and market acceptance for the Company's products is subject to a high level of uncertainty. Achieving market acceptance for the Company's products will require significant efforts and expenditures by the Company to create awareness and demand. The Company's prospects will be significantly affected by its ability to successfully build an effective sales organization and successfully implement its business plan. The Company has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company's strategy and preliminary and future marketing plans may be subject to change as a result of a number of factors, including progress or delays in the Company's marketing efforts and changes in market conditions. To the extent that the Company enters into third-party marketing and distribution arrangements in the future, it will be dependent on the marketing efforts of such third parties and in certain instances on the popularity and sales of their products. There can be no assurance that the

Company's strategy will result in successful product commercialization or that the Company's efforts will result in initial or continued market acceptance for the Company's products. However, management believes that projected 2000 revenues, when combined with planned cost savings and existing financial resources will be sufficient to fund operations through at least January 1, 2001.

c.  Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 1998 and 1999, the Company incurred losses of approximately $4,850,000 and $3,870,000, respectively, and at December 31, 1999, its current liabilities exceed its current assets by approximately $560,000, and its accumulated deficit is approximately $24,175,000. These factors, among others, indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and (c) ultimately attain profitability. The Company is attempting to obtain additional bank or equity financing to alleviate its cash flow constraints.

d.  Continued Compliance With Nasdaq Smallcap Listing Requirements

On March 1, 1999, the minimum bid price of the Company's shares had been less than $1.00 per share for thirty consecutive business days and in accordance with Nasdaq's listing requirements, the Company received notice from Nasdaq regarding the minimum bid price of the Company's shares. The Company did not achieve compliance with Nasdaq's rules by June 1, 1999 and its Common Stock was delisted. Exclusion of the Company's shares from Nasdaq has adversely affected the market price and liquidity of the Company's equity securities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Accounting Estimates

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

     b.  Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 1998 and 1999, substantially all cash and cash equivalents are interest-bearing deposits.

     c.  Certificates of Deposit

Certificates of deposit represent short-term investments with maturities of less than one year.

     d.  Inventories

The Company's inventories consist of videotapes, which are stated at the lower of weighted average cost or market.

     e.  Fixed and Intangible Assets

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets which range from 3 to 5 years. Intangible assets consist primarily of video production costs. The costs of video production are amortized on a straight-line basis over a period of 4 years, the estimated useful lives of the intangible assets.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

     f.  Prepaid Expenses-Advance Royalties

As described in Note 10(a), prior to December 31, 1998, the Company was required to pay minimum guaranteed advances against a royalty of 8% of all revenues. On December 31, 1998, an amendment to the royalty agreement was signed which eliminated the post December 31, 1998 minimum guaranteed royalty payments and increased the royalty to 13% of all revenues (8% to be paid annually/quarterly/monthly in cash and 5% to be applied against past royalty amounts). Once the Company's revenues exceed $24,172,000, the royalty is to be reduced to 8%. The guaranteed minimum royalty payments were capitalized and expensed as the related revenues were earned. Additionally, the Company continually evaluates the expected realization of the carrying value of the prepaid royalty and, if necessary, reduces the carrying value to reflect management's best estimate of the amounts to be recovered in future periods.

Through December 31, 1998, payments in cash and shares of the Company's common stock of $1,600,000 had been made under the agreement of which $450,000 and $936,095 was expensed as cost of sales in the accompanying statements of operations during the years ended December 31, 1998 and 1999, respectively, and $900,734 and $150,000 is included in prepaid expenses - advance royalties in the accompanying balance sheets as of December 31, 1998 and 1999, respectively.

     g.  Investments-Restricted

Investments-restricted represent certificates of deposit required as collateral for the equipment loans (see Note 5(c)).

     h.  Revenue Recognition

Revenue from sale of event days or individual personalized videotapes is recognized when the Company completes the event day or delivers the CD-ROMS or videotapes to the individual customer. Deposits received in advance of CD-ROM or videotape delivery are recorded as customer deposits which are included in other current liabilities in the accompanying balance sheets.

     i.  Income Taxes

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

     j.  Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk.

     k.  Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, certificates of deposit, investments, accounts receivable and accounts payable as reflected in the accompanying balance sheets approximate fair value due to the short-term maturity of these instruments. The fair value of equipment loans and the convertible debt is estimated using an appropriate valuation method and approximates the carrying amounts reported in the accompanying balance sheets.

     l.  Loss per Share

The Company follows SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic loss per share is calculated by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the potential impact of dilutive common share equivalents using the treasury stock method.

As of December 31, 1998 and 1999, shares of common stock issuable upon conversion of convertible debt and Preferred Stock and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact is antidilutive.

Dividends on preferred shares do not begin to accrue until January 1, 2000. Accordingly, no provision for preferred stock dividends has been included in the accompanying statement of operations for the year ended December 31, 1999.

     m.  Stock Option Plan

Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," companies can either measure the compensation cost of equity instruments issued under compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board ("APB") Opinion No. 25. The Company intends to recognize compensation costs, where appropriate, under the provisions of APB No. 25, and has provided the expanded disclosure required under SFAS No. 123 (see Note 9).

     n.  Recent Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability at its fair value. The Company expects that the adoption of this pronouncement will not have a material impact on the Company's financial position since the Company does not presently have any derivative or hedging-type investment as defined by SFAS No. 133.

3.    FIXED ASSETS, NET

Fixed assets, including equipment and mobile production units acquired under capital leases, consist of the following at December 31, 1998 and 1999:


                                                                                Lives
                                                1998             1999          (Years)
                                             -----------      ------------      ------
Mobile videotape product units               $ 2,696,553      $  2,623,886        5
Product development equipment                    523,224           549,877      3 - 5
Training and processing equipment                117,725           117,725        5
Office furniture and equipment                   392,759           409,770        5
Trade show exhibits                              146,657           147,157        5
                                             -----------      ------------
                                               3,876,918         3,848,415
Less: accumulated depreciation                (1,628,404)       (2,444,318)
                                             -----------      ------------
         Fixed assets, net                   $ 2,248,514      $  1,404,097
                                             ===========      ============

4.   INTANGIBLE ASSETS, NET

Intangible assets consist of the following at December 31, 1998 and 1999:

                                           1998            1999
                                       ------------    ------------
Video and software production costs    $    447,404    $    447,404
Deferred organizational costs                29,428              --
                                       ------------    ------------
                                            476,832         447,404
Less: accumulated depreciation             (309,055)       (391,479)
                                       ------------    ------------
         Intangible assets, net        $    167,777    $     55,925
                                       ============    ============

5.   FINANCINGS

     a.  Infinity Financing

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

Pursuant to the Agreement, the Company was required to issue additional Grant Shares (the "Additional Grant Shares") to the Funds in the event that the closing bid price of common stock for each trading day during any consecutive 10 trading days from June 13, 1997 through December 31, 1997 did not equal at least $10.00 per share or, in the event of default, in an amount based on a formula using a percentage of the market price of the common stock. The Company issued 180,296 Additional Grant Shares during the fourth quarter of 1997.

Interest payments on the Notes are, at the option of the Company, payable in cash or in shares of common stock. During 1998, the Company issued an aggregate of 80,989 shares (the "Interest Shares") for payment of interest due. The Company made an interest payment of $30,938 for the first quarter of 1999 and has accrued but not paid interest of $92,812 as of December 31, 1999. The Notes mature in June 2000 and are convertible into shares of common stock at a price of $1.25 per share. The fair value of the Company's common stock at the date of issuance was less than the conversion price.

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

Dividends on the Preferred Stock and the Series A-2 Preferred Stock (as hereinafter defined) are, at the option of the Company, payable in cash or in shares of common stock. During 1998, the Company issued an aggregate of 302,755 shares (the "Dividend Shares") for payment of dividends. The remaining $1.5 million of outstanding Notes held by the Funds have become secured debt pursuant to a Security Agreement, dated as of February 6, 1998 (the

"Security Agreement"), between the Company and H.W. Partners, L.P., as agent for and representative of the Funds. With respect to such $1.5 million in outstanding Notes, the Funds have been granted a security interest in the collateral described in the Security Agreement, which includes all of the Company's unrestricted cash deposit accounts, accounts receivable, inventories and equipment and fixtures, excluding the vans.

In connection with the First Amendment, the Company issued to the Funds an aggregate of 200,000 warrants (the "New Warrants"), each to purchase one share of common stock (collectively, the "New Warrant Shares") at an exercise price equal to $4.00 per share. The fair value of the Company's common stock at the date of issuance was less than the conversion price.

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

As a condition to the consummation of the Marion Equity Financing (as defined and described under "Marion Equity Financing" in Note 5(b)), the Company entered into the Agreement and Second Amendment to Bridge Securities Purchase Agreement and Related Documents (the "Second Amendment"), dated March 27, 1998, among the Company and the Funds. Pursuant to the Second Amendment, the Funds agreed that they would not convert, prior to December 31, 1998, any shares of Preferred Stock or any principal amount of the Notes into shares of Common Stock, unless a "Material Transaction" (defined as a change of control of the Company, a transfer of all or substantially all of the Company's assets or a merger of the Company into another entity) has occurred. Further, the Funds agreed that they would not, prior to March 31, 1999, publicly sell any shares of Common Stock owned or acquired by the Funds, unless a Material Transaction has occurred; the Funds are permitted, after June 30, 1998 and subject to the Company's right of first refusal, to privately sell any shares of Common Stock that they own or acquire, provided the purchaser agrees in writing to be bound by the same resale restrictions.

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

In connection with the Second Amendment, the Funds received 100,000 shares of common stock. Furthermore, because the Company did not redeem all of the Preferred Stock and Notes owned by the Funds by June 30, 1998, the Funds received 200,000 additional shares of common stock. Further, the exercise price of the June Warrants was reduced from $10.675 per share to $3.25 per share and the exercise price of the New Warrants was reduced from $4.00 per share to $3.25 per share. The fair values of the issuances of common stock and the repricing of the warrants have been recorded as an original issue discount and are being amortized using a method which approximates the interest method over the term of the Notes. The unamortized portion of the original issue discount was $246,727 and $93,238 at December 31, 1998 and 1999, respectively.

On December 29, 1998, the Company entered into the Third Amendment to Bridge Securities and Purchase Agreement and Related Documents (the "Third Amendment"), among the Company and Funds (or, if applicable, their respective transferees) (the "New Funds"). Pursuant to the Third Amendment, the Company agreed to retire all of the issued and outstanding shares of its Series A Convertible Preferred Stock and, in exchange therefore, issue to the New Funds 6,000 shares of a new class of Series A-2 Convertible Preferred Stock (the "Series A-2 Preferred Stock"). The Series A-2 Preferred Stock is senior to the common stock with respect to dividends, liquidation and dissolution. Prior to January 1, 2000, no dividends shall accrue or be payable on the Series A-2 Preferred Stock. Beginning on January 1, 2000, each share of Series A-2 Preferred Stock shall entitle the holder to an annual dividend of 8.25%, payable on a quarterly basis, which dividend shall increase to 18% in certain situations as specified in the Certificate of Designation with respect to the Series A-2 Preferred Stock.

The Third Amendment also revised the conversion price at which the Notes may be convertible into Common Stock and at which the Series A-2 Preferred Stock may be convertible into common stock (the "Series A-2 Conversion Shares"). Unless an Event of Default exists, the "Conversion Price" (as defined in the Third Amendment) applicable to the Company's outstanding Convertible Notes is $2.50 until January 1, 2000, inclusive, and $1.25 thereafter. The Conversion Price applicable to the Series A-2 Preferred Stock is (i) for the first $2,000,000 of aggregate liquidation preference of the Series A-2 Preferred Stock, $1.25, (ii) for the next $1,000,000 of aggregate liquidation preference of the Series A-2 Preferred Stock, $2.00 until June 30, 1999, inclusive, $1.375 from July 1, 1999 until January 1, 2000, inclusive, and $1.25 thereafter, and (iii) for any excess amounts of aggregate liquidation preference of the Series A-2 Preferred Stock, $2.50 until June 30, 1999, inclusive, $2.00 from July 1, 1999 until January 1, 2000, inclusive, and $1.25 thereafter.

The New Funds agreed to a limitation on their conversion rights, such that, unless an Event of Default exists, they may not convert any amount of convertible instruments or exercise any portion of warrants that would result in the sum of (a) the number of shares of common stock beneficially owned by the New Funds and their affiliates and (b) the number of shares of common stock issuable upon conversion of convertible instruments or exercise of warrants, exceeding 9.99% of the outstanding shares of common stock after giving effect to such conversion or exercise. The Third Amendment removed resale limitations on the New Funds.

Because the Company's common stock has been delisted from the Nasdaq SmallCap Market, an Event of Default exists under the Infinity Financing. As a result, the New Funds may convert each share of Preferred Stock into a number of shares of common stock based on a formula using a percentage of the market price of common stock. The New Funds may also convert the Notes into common stock based on the same formula used to convert the Preferred Stock into common stock. On August 30, 1999, Infinity Investors Limited, one of the New Funds, delivered a notice of conversion to the Company to convert 1,627 of its 4,400 shares of Preferred Stock (see Note 10(d)).

Furthermore, as a means of retaining the Company's management and as an incentive for such management to pursue the Company's long-term goals, the Third Amendment provided that all outstanding stock options granted to the Chief Executive Officer, the President and Chief Operating Officers and the Vice President of Operations and Technology be repriced to $1.00 per share and that all such options shall be immediately vested. The Company also agreed to reprice to $1.00 per share approximately 82,000 existing employee stock options, all such options to be immediately vested. In addition, the New Funds agreed to return to the Company the June Warrants and the New Warrants to purchase an aggregate of 284,000 shares, and the Company repriced 16,000 of these warrants to market value at $.781 per share that were exercised pursuant to the Third Amendment. Additionally, options to purchase 200,000 shares of common stock were granted to the President and Chief Operating Officer and options to purchase 100,000 shares of common stock were granted to the Vice President of Operations and Technology, all such options to be immediately vested and to have an exercise price of $1.00 per share. The unamortized portion amounting to $65,000 of the original issue discount associated with these warrants has been fully amortized in 1998. Moreover, the Company granted 200,000 new stock options to the President and Chief Operating Officer, all such options to be immediately vested and to have an exercise price of $1.00 per share. At the date of these transactions, the fair value of the Company's common stock was less than the conversion price.

In connection with the Third Amendment, the Company paid financing costs of $25,000, issued 50,000 shares of common stock and issued 100,000 options, 50,000 with an exercise price of $3.00 per share and 50,000 with an exercise price of $1.00 per share, for the facilitation of the agreement. The fair market value of these payments and issuances of $95,125 are recorded as financing fees in the accompanying 1998 statement of operations.

Lastly, the New Funds agreed in the Third Amendment to exercise warrants to purchase shares of common stock to result in a total exercise price of approximately $12,500. Pursuant to this provision 16,000 shares were issued.

     b. Marion Equity Financing

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

Pursuant to the Marion Agreement, Marion represented a group of investors and was entitled to assign its rights to receive shares of Common Stock from the Company and Mr. Lubell. Marion exercised this right and allocated the shares of Common Stock from the Company and Mr. Lubell to various unrelated investors and retained 876,000 shares for its own account. Marion is controlled by Ronald Seale, who became Chairman of the Board of the Company on June 3, 1998 and Chief Executive Officer and President in 1999, and presently holds 976,000 shares of Common Stock.

As a condition to the consummation of this equity financing, the Company renegotiated the terms of its outstanding Notes and Preferred Stock with the Funds (see Note 5(a)).

     c. Equipment Loans

In August 1997, the Company entered into an equipment financing facility whereby the Company was provided with up to $2.5 million in financing. The facility provided the Company with equipment financing of $100,000 per van for 25 vans, each of which was anticipated to cost approximately $150,000. The Company drew $800,000 on the facility to finance eight vans purchased in May 1997. The outstanding balance bears interest at the rate of 11.62% and is payable in 36 consecutive monthly payments of $25,328 which commenced in August 1997, followed by one balloon payment of $47,040. The Company has pledged to the lender a certificate of deposit in the aggregate amount of $200,000 in connection with the financing of the first eight vans which is included in "Investments-Restricted" in the accompanying December 31, 1998 and 1999 balance sheets. In January 2000, the Company paid off the balance of this loan, primarily with the certificate of deposit that was pledged to the lender.

The Company acquired certain fixed assets under capital leases totaling $913,170. As a condition of the leases the Company was required, throughout the term of the leases, to post letters of credit in the aggregate amount of the lesser of $538,902 or the outstanding aggregate loan balance for collateral on the leases. The letters of credit were issued from the Company's bank and the Company pledged one of its investment funds with a balance of $387,108 for the year ended December 31, 1998, as security, which is included in "Investments-Restricted" in the accompanying December 31, 1998 balance sheet. In November 1999, the Company paid off the balance of this loan, primarily with the proceeds from the collateral on the leases.

In connection with the Equipment Financing, the Company issued warrants to purchase 75,000 shares of the Company's common stock at a price per share of $10.00 (subject to adjustment in certain circumstances) at any time prior to August 20, 2000. The fair value of the warrants ($178,980) was recorded as an original issue discount and is being amortized using a method which approximates the interest method over the term of the equipment financing. The unamortized portion of the original issue discount is $99,460 and $39,820 at December 31, 1998 and 1999, respectively.

6. COMMON STOCK

In July 1996, the Company sold 1,395,000 shares of common stock and 1,495,000 redeemable warrants (the "IPO Warrants) to the public. The IPO Warrants are exercisable and grant the holder the right to purchase one share of Common Stock at a price of $5.00 per share, subject to adjustment in certain circumstances. The IPO Warrants are redeemable by the Company, upon the consent of the IPO underwriter, at a price of $.10 per Warrant, and subject to the terms set forth therein. In the event that the Company calls the IPO Warrants for redemption, it will be economically advantageous for the warrant holders to exercise the IPO Warrants, resulting in the issuance by the Company of up to 1,495,000 additional shares of Common Stock. As of December 31, 1999, none of the warrants issued in connection with the Company's IPO have been exercised. In addition, the Company issued to the IPO underwriters 260,000 warrants to purchase Common Stock at a price of $6.90 per share.

On August 13, 1999, Infinity Investors Limited ("Infinity") delivered a notice of conversion to the Company to convert 1,627 of its 4,400 shares of our Series A-2 Cumulative Convertible and Redeemable Preferred Stock into 9,594,857 shares of the Company's common stock. As of April 12, 2000, the Company has not consummated this transaction (see Notes 10(d) and 12).

A summary of Common Stock reserved for potential future issuances as of December 31, 1999 is as follows:

 IPO warrants at $5.00 per share (Note 6)                                               1,495,000
 Warrants issued to the IPO underwriter at $6.90 per share                                260,000
 Stock option plan for officers, directors and employee consultants (Note 9)            1,649,039
 Warrants issued in connection with 1997 March Bridge Financing at
   $10.00 per share                                                                       100,000
 Equipment financing warrants at $10.00 per share (Note 5(c))                              75,000
 Options granted to Greg Norman at $1.00 per share (Note 10a)                             125,000
 Options granted to consultants in accordance with the Infinity Financing
   Third Amendment at $1.00 per share (Note 5(a))                                          50,000
 Options granted to consultants in accordance with the Infinity Financing
   Third Amendment at $3.00 per share (Note 5(a))                                          50,000
                                                                                     ------------
                                                                                        3,804,039
                                                                                     ============

7. ROYALTY INCOME

In the first quarter of 1999, the Company signed an agreement with Visual Edge Systems Limited ("VESL") that launched the One-on-One concept in the United Kingdom. The Company provided VESL with the sole and exclusive right to use, sub-license, develop and distribute its concept and sell its products throughout the United Kingdom in exchange for certain considerations, which included minimum guaranteed fees of $150,000 through March 31, 2000. The Company has earned $131,188 in royalty income under this agreement for the year ended December 31, 1999.

8. INCOME TAXES

As of December 31, 1998 and 1999, the Company had approximately $6,893,000 and $8,218,000, respectively, of net deferred tax assets resulting primarily from net operating loss carryforwards. Due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred assets have been fully reserved as of December 31, 1998 and 1999.

As of December 31, 1999 the Company's net operating loss carryforward is approximately $20,462,000 and expires as follows:

                 2011                                      $  3,067,000
                 2012                                        10,557,000
                 2013                                         5,513,000
                 2014                                         1,325,000
                                                           ------------
                                                           $ 20,462,000
                                                           ============

9. STOCK OPTION PLAN


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

The Company applies APB Opinion No. 25 in accounting for its Plan. Had the Company determined compensation cost based on fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 1998 and 1999 would have increased to $7,525,041 and $.91 and $4,037,858 and $.39, respectively.

Stock option activity during the periods is indicated as follows:


                                                Number of      Weighted Average
                                                 Shares        Exercise Price
                                               ----------      ---------------
Balance at December 31, 1997                      948,419      $          5.46
    Granted                                     1,321,500                 1.00
    Exercised                                          --                   --
    Forfeited                                    (395,880)                5.45
                                               ----------      ---------------
Balance at December 31, 1998                    1,874,039                 1.26
    Granted                                            --                   --
    Exercised                                          --                   --
    Forfeited                                          --                   --
                                               ----------      ---------------
Balance at December 31, 1999                    1,874,039      $          1.26
                                               ==========      ==============

At December 31, 1998 and 1999, 1,780,633 and 1,761,965 options were exercisable, respectively. At December 31, 1999, the weighted-average exercise price and weighted-average remaining contractual life of outstanding options was as follows:

                                                Outstanding                             Exercisable
                                       -----------------------------                   -------------
                                                          Weighted
                                         Weighted          Average                       Weighted
                                          Average         Remaining                       Average
    Exercise                             Exercise       Contractual                       Exercise
      Price                Shares          Price            Life           Shares          Price
--------------------   -------------   -------------   -------------   -------------   -------------
$               1.00       1,734,889   $        1.00            7.44       1,696,014   $        1.00
                3.00          50,000            3.00             .50              --              --
          5.00- 5.75          84,150            5.04            6.53          60,951            5.04
               10.75           5,000           10.75            2.00           5,000           10.75
--------------------   -------------   -------------   -------------   -------------   -------------

       $1.00 - 10.75       1,874,039   $        1.26            7.20       1,761,965   $        1.17
====================   =============   =============   =============   =============   =============



The fair value of each option grant is estimated on the date of grant using an option pricing model with the following assumptions used for grants in 1998 and 1999: risk free interest rate of 4.8%; expected lives of 1.5 to 5 years; and expected volatility of 70%.

10. COMMITMENTS AND CONTINGENCIES


     a. License Agreement

In 1995, the Company entered into a license agreement (the "Norman Agreement") with Greg Norman, a professional golfer, and Great White Shark Enterprises, Inc. ("Great White Shark"), pursuant to which the Company was granted a worldwide license to use Mr. Norman's name, likeness, endorsement and certain trademarks in connection with the production and promotion of the Company's products. Under the Norman Agreement, Mr. Norman received guaranteed minimum payments against royalties of 8% of all net revenues, as defined, derived from the sale of One-on-One videotapes.

In 1996, certain principal stockholders of the Company transferred an aggregate of 300,000 shares of Common Stock owned by them to Mr. Norman pursuant to an option held by Mr. Norman.

In 1997, the Norman Agreement was further amended to restructure the terms of the guaranteed minimum payments due to Mr. Norman under the Norman Agreement. The Company granted to Mr. Norman 25,000 options to purchase shares of the Company's Common Stock at an exercise price of $10.00 per share and recorded non-cash marketing expenses of $93,132 related to the options.

On December 31, 1998, the Norman Agreement was further amended to eliminate the guaranteed minimum payments to Mr. Norman and increase the royalty to Mr. Norman to (i) 13% of all revenue derived from aggregate sales of the One-on-One with Greg Norman products commencing January 1, 1999, until aggregate sales shall total $24,172,000, and (ii) 8% of all revenue derived from aggregate sales of the One-on-One with Greg Norman products thereafter. Payments are to be paid 8% in cash and 5% applied to offset the excess of prior guaranteed minimum payments over 8% of net revenues in prior years. After the initial term, which ends on December 31, 2001, the Company has the option to renew the Norman Agreement for two additional five-year periods with a fee of $500,000 per renewal term. The accompanying balance sheets include prepaid royalties of $900,734 and $150,000 at December 31, 1998 and 1999, respectively. The amount that is expected to be amortized within twelve months has been classified as a current asset on the accompanying 1999 balance sheet.

As consideration for entering into the December 1998 amendment, the Company paid Mr. Norman a fee equal to (i) 272,000 shares of the Company's Common Stock, (ii) an option to purchase 100,000 shares of the Company's Common Stock with an exercise price of $1.00 per share, such options to be immediately vested, and
(iii) 25,000 options currently held by Mr. Norman, repriced to $1.00 per share. The Company recorded a non-cash compensation expense of $292,808 related to the December 1998 amendment. Through December 31, 1998 the Company made additional payments to Mr. Norman totaling $1,000,000, of which $700,000 was paid in cash and the balance in the form of 30,000 shares of the Company's Common Stock valued at $10.00 per share. In 1998 and 1999, the Company expensed $450,000 and $302,404, respectively of the advance royalty which is presented in the statements of operations as a cost of sales.

On January 1, 2000, the Norman Agreement was further amended to allow the Company to continue using the rights under the Greg Norman license. The Company agreed to pay Mr. Norman $75,000 as a renewal fee, in addition to the 1999 royalties of $186,095 owed to Mr. Norman and included in accrued expenses in the accompanying 1999 balance sheet. The Company will pay these amounts to Mr. Norman in twelve equal monthly installments commencing on March 1, 2000.

 b.  Operating Leases

The Company has two noncancelable operating lease for corporate office space that expires on July 5, 2005. Rental payments include minimum rentals plus building expenses. Rental expense for these leases during 1998 and 1999 was $108,374 and $97,161, respectively. Future minimum lease payments under these leases at December 31, 1999 are as follows:


              --------------------------------    ---------
              Year Ending December 31,
              --------------------------------    ---------
                  2000                            $  80,561
              --------------------------------    ---------
                  2001                               95,425
              --------------------------------    ---------
                  2002                               98,288
              --------------------------------    ---------
                  2003                              101,237
              --------------------------------    ---------
                  2004                              104,274
              --------------------------------    ---------
                  Thereafter                         53,425
              --------------------------------    ---------
                                                  $ 533,210
                                                  =========

  c. Significant and Continuing Losses

For the period from July 15, 1994 (inception) to December 31, 1999, the Company has accumulated a deficit of $24,173,544. The Company believes that it will incur continuing losses until, at the earliest, the Company generates sufficient revenues to offset the substantial operating costs associated with commercializing its products.

     d. Legal Proceedings

          Proceedings with Greg Norman and his affiliates

By letter dated July 30, 1999, Great White Shark Enterprises, Inc. placed the Company on notice of certain alleged defaults with respect to the License Agreement, dated March 1, 1995, as amended, by and among Great White Shark, Greg Norman, and the Company, pursuant to which Great White Shark and Mr. Norman, as licensors, has granted to the Company, among other things, the right to use the name and likeness of Greg Norman in connection with the One-on-One product sold by the Company. Mr. Norman alleged in that default notice that the Company had failed to pay certain royalties and had failed to comply with certain other covenants of the Greg Norman license. Pursuant to its terms, the Greg Norman license terminates, upon the option of Norman, 90 days following notice thereof if a monetary default is not cured within 10 days, or a non-monetary default is not cured within 30 days, from the date of notice of default. Therefore, the possibility exists that Norman will declare the Greg Norman license to be terminated because of the Company's purported failure to timely cure the alleged defaults within the applicable periods. In addition, Mr. Norman may seek to recover damages and other relief against the Company as a result of the alleged defaults and/or any alleged termination of the License Agreement.

On August 11, 1999, the Company filed a Complaint and Demand for a Jury Trial, with the United States District Court, Southern District, West Palm Beach Division, against Greg Norman, Great White Shark Enterprises, Inc., Greg Norman Interactive LLC, and LibertyOne Limited for breach of contract, unfair and deceptive trade practices, unjust enrichment and trademark infringement. The action claimed, among other things, that Mr. Norman violated his implied covenant of good faith and fair dealing by purposefully attempting to obstruct the Company's business, failed to use his best efforts to perform the personal services required by him, failed to actively provide his endorsement of the Company, and purposely violated the Company's trademarks by operating a confusingly similar web site, shark.com.

In October 1999, the Company filed a Motion to Dismiss without Prejudice in this action. On January 1, 2000, the Company amended the License Agreement with Mr. Norman to allow it to continue using the rights under the Greg Norman license (see Note 10(a)). The Company has no current plans to pursue this lawsuit. Although management believes that the Company will be able to continue the License Agreement with Mr. Norman on terms acceptable and beneficial to both parties, there is no assurance that the Company will be able to do so.

          Proceedings with Preferred Stockholders

On August 2, 1999, Infinity filed suit in Delaware Chancery Court against the Company and three of the Company's then current officers and directors, Earl Takefman, Richard Parker, and Thomas Peters (Infinity Investors Limited v. Earl
T. Takefman, et al.; Civil Action No. 17347-NC, in the Court of Chancery of the State of Delaware in and for New Castle County). In its original complaint in that action, Infinity sought, among other things, injunctive relief to prevent the defendants from interfering with Infinity's alleged rights to convert Preferred Stock to common stock, as well as from interfering with the subsequent removal of Takefman, Parker, and Peters as directors and officers of the Company. The original complaint also disclosed Infinity's intention to convert certain shares of the Company's convertible Preferred Stock into approximately 9,600,000 shares of our common stock. Infinity asserts that an event of default under Infinity's securities purchase agreement with the Company occurred when its common stock was delisted from the Nasdaq Small Cap Market and a listing on a comparable market or exchange was not obtained within the applicable period. Infinity further asserts that the occurrence of such an event provides it with the aforementioned conversion rights.

On August 4, 1999, the parties in the Delaware action agreed to a standstill stipulation approved by the Delaware Court. In the standstill stipulation, the Company and the individual defendants agreed, pending final resolution, to refrain from taking certain actions without court approval, or in certain other cases, without prior notice to Infinity. By letter dated August 16, 1999, the Delaware Court ordered that current management may continue to operate and manage the Company on a day-to-day basis so long as it does so consistent with the terms of the standstill stipulation.

On August 13, 1999, Infinity delivered a notice of conversion to Visual Edge, pursuant to which Infinity alleges that it converted 1,627 of its 4,400 shares of Series A-2 Convertible Preferred Stock into 9,594,857 shares of the Company's common stock. As of April 12, 2000, the Company has not consummated this transaction (see Note 12). Also on August 13, 1999, Infinity dismissed the Company from the Delaware lawsuit.

On August 30, 1999, Infinity delivered a stockholders' consent to the Company, pursuant to which Messrs. Parker, Peters, and Takefman were allegedly removed from the Company's Board of Directors, and Stuart J. Chasanoff and J. Keith Benedict, affiliates of Infinity, were appointed as directors. On the same date, the purported newly-appointed Board of Directors caused a unanimous written consent to be delivered to the Company, pursuant to which, among other things, Mr. Takefman was removed from his position as Chief Executive Officer, Mr. Parker was removed from his position as President and Chief Operating officer, and Mr. Peters was removed from his position as Vice President of Operations and Technology.

On September 13, 1999, the Series A-2 Convertible Preferred Stockholders of the Company appointed John A. Wagner to the Board of Directors, exercising their rights under the applicable Certificate of Designation to appoint a representative to the Company's Board of Directors. To the extent that the alleged unanimous board consent of August 30, 1999 did not terminate Takefman and Parker from their offices, the Board of Directors held a meeting on September 14, 1999 and removed Takefman and Parker from their positions with the Company. By letters dated September 21, 1999, Takefman and Parker resigned from the Board of Directors effective immediately.

On November 5, 1999, Takefman and Parker filed a motion to dismiss Infinity's Delaware action. By Memorandum Opinion issued January 28, 2000, the Delaware Chancery Court granted that motion in part and denied it in part, holding that Infinity could continue to pursue its claims against those two individuals for tortious interference and for breach of their fiduciary duties of care and loyalty with respect to their alleged interference with Infinity's stock conversion and their alleged failure to disclose their intent to take control of the Company's Board of Directors. The Delaware Court also held that Takefman and Parker necessarily conceded the validity of Infinity's conversion and their subsequent removal from the Company's board of directors.

          Proceedings with former officers and directors

On September 23, 1999, Takefman and Parker filed suit in Florida state court against the Company, Infinity, HW Partners, L.P., Clark Hunt, Barrett Wissman, John Wagner, Stuart Chasanoff and Keith Benedict (Earl Takefman, et al. v. Visual Edge System, Inc., et al., Case No. CL 99-9086 AG, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida). Takefman and Parker allege that they are owed severance payments pursuant to their respective employment agreements with the Company, and assert claims for breach of contract, tortious interference with contract, and interference with employment. The Company believes Takefman's and Parker's claims are without merit and intends to vigorously defend itself against those claims.

On October 12, 1999, the Company filed suit in Delaware Chancery Court against Takefman and Parker for, among other things, breach of fiduciary duty, breach of employment agreements, and tortious interference with contract (Visual Edge Systems Inc. v. Earl T. Takefman, et al.; Civil Action No. 17472-NC, in the Court of Chancery of the State of Delaware in and for New Castle County). On November 5, 1999, Takefman and Parker moved to dismiss the action or to stay the action in favor of the Florida suit. On January 31, 2000, the Delaware Court granted the motion to stay until further order of that Court. As a result, Visual Edge intends to assert its claim aginst Takefman and Parker as counterclaims in the prior-filed Florida action, which is described in the immediately preceding paragraph.

11. SUPPLEMENTAL DISCLOSURE OF NON CASH RELATED ACTIVITIES

In February 1998, the Company, in connection with the Infinity Financing, recorded $1,350,000 as an imputed dividend on its Preferred Stock, which has was fully amortized in 1998.

In the first quarter of 1998, $6,000,000 in principal amount of the Company's convertible debt was converted to preferred stock net of finance costs of $2,178,942.

In 1998, the Company issued 350,000 shares of common stock in connection with the Infinity Financing Amendments.

In 1998, the Company issued 30,000 shares of common stock for payment of royalties.

In 1998, the Company issued 302,755 shares of common stock for payment of dividends totaling $487,268 on its preferred stock.

In 1999, the Company issued 20,000 shares of common stock for payment of services.

12. SUBSEQUENT EVENT

As of April 12, 2000, pursuant to the unanimous written consent of the Company's Board of Directors in lieu of a special meeting, the following corporate actions were approved.

By Notice of Conversion of Series A-2 Cumulative Convertible Preferred Stock, dated August 13, 1999, Infinity Investors Limited allegedly converted 1,627 shares of the Series A-2 Cumulative Convertible Redeemable Preferred Stock of the Company into 9,594,857 shares of the Company's common stock (the "Conversion"). The Board of Directors has established a new committee to be designated the Conversion Committee, which is authorized to review the materials related to the Conversion and to make a determination regarding the validity of the Conversion and the issuance of the Company's common stock as a result of the Conversion.

The Company has entered into an agreement with Jim McLean Golf Schools to provide Internet-based CD-ROM golf instruction at KSL resorts nationwide (the "KSL Agreement"). The Board of Directors ratified the KSL Agreement in all respects.

The Board of Directors approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, $.01 par value per share, from 20,000,000 to 50,000,000 (the "Amendment"). This Amendment will be submitted to the Company's stockholders entitled to vote thereon for their approval and adoption.

The Board of Directors considers it to be in the best interest of the Company to amend the Company's Amended and Restated 1996 Stock Option Plan (the "Stock Option Plan"). This Amended Stock Option Plan, including any other documents, instruments, or agreements contemplated by such amended plan, with such further changes therein as shall be approved by the officers of the Company will be submitted to a vote of the Company's stockholders for approval.

ITEM 8. CHANGES IN AND DISAGREEMENTS WTH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Information called for by Item 9 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

          Information called for by Item 10 is set forth under the caption "Executive Compensation" in our 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information called for by Item 11 is set forth under the caption "Voting Securities and Beneficial Ownership" in our 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information called for by Item 12 is set forth under the caption "Certain Transactions" in our 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following Exhibits are filed as part of this Report as required by Item 601 of Regulation S-B.

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

3.1            Certificate of Incorporation of Visual Edge, as amended
               (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2
               (Registration No. 333-5193) effective July 24, 1996)

3.2 Amended and Restated By-Laws of Visual Edge (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's
               Registration Statement on Form SB-2 (Registration No. 333-5193)
               effective July 24, 1996)

3.3            Certificate of Designation for Series A-2 Convertible Preferred
               Stock (Incorporated by reference to Exhibit A to the Third
               Amendment to Bridge Securities Purchase Agreement and Related
               Documents, dated as of December 29, 1998, among Visual Edge,
               Infinity Investors Limited, IEO Holdings Limited (as the transferee from Infinity Emerging Opportunities Limited), Summit
               Capital Limited (as the transferee of Sandera Partners, L.P.) and
               Glacier Capital Limited (as the transferee of Lion Capital
               Partners, L.P.), which is filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed January 8, 1999))

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

4.3            Form of Warrant Agreement between Visual Edge and Whale
               Securities Co., L.P. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2
               (Registration No. 333-5193) effective July 24, 1996)

4.4            Form of Warrant among American Stock Transfer & Trust Company,
               Visual Edge and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration
               Statement on Form SB-2 (Registration No. 333-5193) effective
               July 24, 1996)

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

  4.9 Form of Common Stock Purchase Warrant issued to investors in the Infinity Bridge Financing in connection with the amendment to such financing (Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed February 9, 1998)

 10.1          License Agreement, dated March 1, 1995, between Great White Shark
               Enterprises, Inc. and Visual Edge, as supplemented (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration
               Statement on Form SB-2 (Registration No. 333-5193) effective July
               24, 1996)

 10.2 Amendment to License Agreement, dated as of June 3, 1997, by and among Visual Edge, Greg Norman and Great White Shark Enterprises,
               Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed June 27, 1997)

 10.3 Amendment to License Agreement, dated as of January 1, 2000, by and among Visual Edge, Greg Norman and Great White Shark
               Enterprises, Inc. (Filed herewith)

*10.4          Employment Agreement, dated as of May 1, 1996, between Thomas S.
               Peters and Visual Edge, as amended (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form
               SB-2 (Registration No. 333-5193) effective July 24, 1996)

*10.5 Amended and Restated 1996 Stock Option Plan (Incorporated by reference to our 1996 definitive Proxy Statement filed on April
               7, 1997)

 10.6 Lease Agreement by and between Fairfax Boca 92, L.P., a Georgia limited partnership, and Visual Edge Systems, Inc. for offices located at 901 Yamato Road, Boca Raton, Florida (Filed herewith)

 10.7          Assignment, dated April 19, 1996 from Thomas S. Peters to Visual
               Edge (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration
               No. 333-5193) effective July 24, 1996)

 10.8          Share and Warrant Purchase Agreement, dated as of February 27,
               1997, between Visual Edge and Status-One Investments Inc.
               (Incorporated by reference to


               Exhibit 10.11 to the Registrant's Registration Statement on Form
               SB-2 (Registration No. 333-24675) filed April 7, 1997)

10.9 Bridge Securities Purchase Agreement, dated as of June 13, 1997, among Visual Edge and Infinity Investors Limited, Infinity
               Emerging Opportunities Limited, Sandera Partners, L.P. and Lion
               Capital Partners, L.P. (collectively with their transferees, the "Funds") (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

10.10          Registration Rights Agreement, dated as of June 13, 1997, among
               Visual Edge and the Funds (Incorporated by reference to Exhibit
               99.2 to the Registrant's Current Report on Form 8-K filed June
               23, 1997)

10.11          Transfer Agent Agreement, dated as of June 13, 1997, among Visual
               Edge, the Funds and American Stock Transfer & Trust Company
               (Incorporated by reference to Exhibit 99.3 to our Report on Form
               8-K filed June 23, 1997).

10.12 Purchase Agreement, dated as of March 27, 1998, among Visual Edge and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.13          Registration Rights Agreement, dated as of March 27, 1998, among
               Visual Edge and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.14          First Amendment to Bridge Securities Purchase Agreement and
               Related Documents, dated as of December 31, 1997, among Visual
               Edge and the Funds (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed February 9,
               1998)

10.15          Second Amendment to Bridge Securities Purchase Agreement and
               Related Documents, dated as of March 27, 1998, among Visual Edge,
               Infinity Investors Limited, Infinity Emerging Opportunities
               Limited, Summit Capital Limited (as the transferee of Sandera
               Partners, L.P.) and Glacier Capital Limited (as the transferee of
               Lion Capital Partners, L.P.) (Incorporated by reference to
               Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.16          Third Amendment to Bridge Securities Purchase Agreement and
               Related Documents, dated as of December 29, 1998, among Visual
               Edge, Infinity Investors Limited, IEO Holdings Limited (as the transferee from Infinity Emerging Opportunities Limited), Summit
               Capital Limited (as the transferee of Sandera Partners, L.P.) and
               Glacier Capital Limited (as the transferee of Lion

               Capital Partners, L.P.) (Incorporated by reference to Exhibit
               99.1 to the Registrant's Current Report on Form 8-K filed January
               8, 1999)

10.17 Security Agreement, dated February 6, 1998, between the Company and HW Partners, L.P., as agent for and representative of the Funds. (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed February 9, 1998)

10.18          Form of Warrant Certificate. (Incorporated by reference to
               Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed
               February 9, 1998)

10.19 Amendment, dated as of December 31, 1998, to License Agreement dated as of March 1, 1995, by and between Greg Norman and Great
               White Shark Enterprises, Inc. and Visual Edge, as amended on
               April 19, 1996, October 18, 1996 and June 3, 1997 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)

10.21 Sublease Agreement, dated as of September 29, 1999, by and between Visual Edge and Sensormatic Electronics Corporation
               (Filed herewith)

16 Letter, dated November 14, 1997, from KPMG Peat Marwick LLP to the Securities and Exchange (Incorporated by reference to Exhibit
               1 to the Registrant's Current Report on Form 8-K/A filed November
               19, 1997)

24             Power of Attorney (included with the signature page hereof)

27             Financial Data Schedule (Filed herewith)

--------------

*Indicates management contract or compensatory plan or arrangement.

               (b) Reports on Form 8-K

               None

                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               VISUAL EDGE SYSTEMS INC.


                                               /s/ Ronald Seale
                                               --------------------------------
                                               Ronald Seale
April 14, 2000                                 Chief Executive Officer

                               POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes and constitutes Ronald Seale, Thomas Peters and Keith Benedict, and each of them singly, his, her or its true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him, her or its and in his, her or its name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he, she or it hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


       SIGNATURES                                 TITLE                              DATE
       ----------
     /s/ Ronald Seale                 Chief Executive Officer, President        April 14, 2000
---------------------------           and Director (Principal Executive
     Ronald Seale                     Officer and Principal Financial and
                                      Accounting Officer)

     /s/ J. Keith Benedict            Director                                  April 14, 2000
---------------------------
     J. Keith Benedict

     /s/ John Wagner                  Director                                  April 14, 2000
---------------------------
     John Wagner

     /s/ Thomas Peters                Director                                  April 14, 2000
---------------------------
     Thomas Peters

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
--------          -----------
3.1            Certificate of Incorporation of Visual Edge, as amended
               (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2
               (Registration No. 333-5193) effective July 24, 1996)

3.2 Amended and Restated By-Laws of Visual Edge (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's
               Registration Statement on Form SB-2 (Registration No. 333-5193)
               effective July 24, 1996)

3.3            Certificate of Designation for Series A-2 Convertible Preferred
               Stock (Incorporated by reference to Exhibit A to the Third
               Amendment to Bridge Securities Purchase Agreement and Related
               Documents, dated as of December 29, 1998, among Visual Edge,
               Infinity Investors Limited, IEO Holdings Limited (as the transferee from Infinity Emerging Opportunities Limited), Summit
               Capital Limited (as the transferee of Sandera Partners, L.P.) and
               Glacier Capital Limited (as the transferee of Lion Capital
               Partners, L.P.), which is filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed January 8, 1999))

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

4.3            Form of Warrant Agreement between Visual Edge and Whale
               Securities Co., L.P. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2
               (Registration No. 333-5193) effective July 24, 1996)

4.4            Form of Warrant among American Stock Transfer & Trust Company,
               Visual Edge and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration
               Statement on Form SB-2 (Registration No. 333-5193) effective July
               24, 1996)

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

  4.9 Form of Common Stock Purchase Warrant issued to investors in the Infinity Bridge Financing in connection with the amendment to such financing (Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed February 9, 1998)

 10.1          License Agreement, dated March 1, 1995, between Great White Shark
               Enterprises, Inc. and Visual Edge, as supplemented (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration
               Statement on Form SB-2 (Registration No. 333-5193) effective July
               24, 1996)

 10.2 Amendment to License Agreement, dated as of June 3, 1997, by and among Visual Edge, Greg Norman and Great White Shark Enterprises,
               Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed June 27, 1997)

 10.3 Amendment to License Agreement, dated as of January 1, 2000, by and among Visual Edge, Greg Norman and Great White Shark
               Enterprises, Inc. (Filed herewith)

*10.4          Employment Agreement, dated as of May 1, 1996, between Thomas S.
               Peters and Visual Edge, as amended (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form
               SB-2 (Registration No. 333-5193) effective July 24, 1996)

*10.5 Amended and Restated 1996 Stock Option Plan (Incorporated by reference to our 1996 definitive Proxy Statement filed on April
               7, 1997)

 10.6 Lease Agreement by and between Fairfax Boca 92, L.P., a Georgia limited partnership, and Visual Edge Systems, Inc. for offices located at 901 Yamato Road, Boca Raton, Florida (Filed herewith)

 10.7          Assignment, dated April 19, 1996 from Thomas S. Peters to Visual
               Edge (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration
               No. 333-5193) effective July 24, 1996)

10.8           Share and Warrant Purchase Agreement, dated as of February 27,
               1997, between Visual Edge and Status-One Investments Inc.
               (Incorporated by reference to Exhibit 10.11 to the Registrant's
               Registration Statement on Form SB-2 (Registration No. 333-24675)
               filed April 7, 1997)

10.9 Bridge Securities Purchase Agreement, dated as of June 13, 1997, among Visual Edge and Infinity Investors Limited, Infinity
               Emerging Opportunities Limited, Sandera Partners, L.P. and Lion
               Capital Partners, L.P. (collectively with their transferees, the "Funds") (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

10.10          Registration Rights Agreement, dated as of June 13, 1997, among
               Visual Edge and the Funds (Incorporated by reference to Exhibit
               99.2 to the Registrant's Current Report on Form 8-K filed June
               23, 1997)

10.11          Transfer Agent Agreement, dated as of June 13, 1997, among Visual
               Edge, the Funds and American Stock Transfer & Trust Company
               (Incorporated by reference to Exhibit 99.3 to our Report on Form
               8-K filed June 23, 1997)

10.12 Purchase Agreement, dated as of March 27, 1998, among Visual Edge and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.13          Registration Rights Agreement, dated as of March 27, 1998, among
               Visual Edge and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.14          First Amendment to Bridge Securities Purchase Agreement and
               Related Documents, dated as of December 31, 1997, among Visual
               Edge and the Funds (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed February 9,
               1998)

10.15          Second Amendment to Bridge Securities Purchase Agreement and
               Related Documents, dated as of March 27, 1998, among Visual Edge,
               Infinity Investors Limited, Infinity Emerging Opportunities
               Limited, Summit Capital Limited (as the transferee of Sandera
               Partners, L.P.) and Glacier Capital Limited (as the transferee of
               Lion Capital Partners, L.P.) (Incorporated by reference to
               Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.16          Third Amendment to Bridge Securities Purchase Agreement and
               Related Documents, dated as of December 29, 1998, among Visual
               Edge, Infinity Investors Limited, IEO Holdings Limited (as the transferee from Infinity

               Emerging Opportunities Limited), Summit Capital Limited (as the transferee of Sandera Partners, L.P.) and Glacier Capital Limited
               (as the transferee of Lion Capital Partners, L.P.) (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed January 8, 1999)

10.17 Security Agreement, dated February 6, 1998, between the Company and HW Partners, L.P., as agent for and representative of the Funds. (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed February 9, 1998)

10.18          Form of Warrant Certificate. (Incorporated by reference to
               Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed
               February 9, 1998)

10.19 Amendment, dated as of December 31, 1998, to License Agreement dated as of March 1, 1995, by and between Greg Norman and Great
               White Shark Enterprises, Inc. and Visual Edge, as amended on
               April 19, 1996, October 18, 1996 and June 3, 1997 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)

10.21 Sublease Agreement, dated as of September 29, 1999, by and between Visual Edge and Sensormatic Electronics Corporation
               (Filed herewith)

16 Letter, dated November 14, 1997, from KPMG Peat Marwick LLP to the Securities and Exchange (Incorporated by reference to Exhibit
               1 to the Registrant's Current Report on Form 8-K/A filed November
               19, 1997)

24             Power of Attorney (included with the signature page hereof)

27             Financial Data Schedule (Filed herewith)

-------------

* Indicates management contract or compensatory plan or arrangement