Form 10KSB/A
period 1999-12-31
VISUAL EDGE SYSTEMS INC
filed 2000-05-01
CIK 1015172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                         OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-20995

                            VISUAL EDGE SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      13-3778895
(State or other jurisdiction of incorporation                  (IRS Employer
                or organization)                            Identification No.)

               901 YAMATO ROAD,
                  SUITE 175,
             BOCA RATON, FLORIDA                                   33431
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [ ]

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

PRODUCTS

     Visual Edge has developed six personalized One-on-One golf lessons with Greg Norman for both right-and left-handed golfers. Our personalized products include a lesson stressing basic golf fundamentals for either males or females, a lesson geared towards senior golfers, an advanced lesson for lower-handicap players and a "follow-up" lesson which measures a golfer's improvement from prior lessons.

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

MARKETING AND DISTRIBUTION

     Our marketing strategy is to sell One-on-One video golf lessons to:

     - various organizers of amateur corporate, charity and member golf tournaments (who typically offer gifts to tournament participants)

     - golf professionals at private and daily fee golf courses and driving ranges

     - indoor event planners that organize trade shows, conventions, sales meetings, retail store openings and promotions

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

  March Financing

     In March 1997, Visual Edge obtained bridge financing (the "March Bridge Financing") pursuant to which Visual Edge issued to 13 investors (including Status-One Investments Inc., a company controlled by the family of a former executive officer of Visual Edge), a non-cash financing fee of

     - 100,000 shares of common stock and

     - warrants to purchase 100,000 shares of common stock at a price of $10.00 per share, subject to adjustment in certain circumstances.

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

     The investment funds may convert their Series A-2 Convertible Preferred Stock and Convertible Notes into additional shares of our common stock, subject to our right to prepay or redeem any of those convertible instruments at any time. Because Visual Edge's common stock has been delisted from the Nasdaq SmallCap Market, an Event of Default exists under the Infinity Financing. As a result, the investment funds may convert each share of Series A-2 Convertible Preferred Stock into a number of shares of common stock based on a formula using a percentage of the market price of the common stock. On August 30, 1999, one of the investment funds delivered a notice of conversion to Visual Edge, to convert 1,627 of its 4,400 shares of our Series A-2 Convertible Preferred Stock into 9,594,857 shares of our common stock. The conversion was disputed, and litigation ensued in the Delaware Court of Chancery. See "Item 3. -- Legal Proceedings." In January 2000, the court dismissed the action, stating that the claim relating to the conversion was moot because parties to the dispute had resigned from their positions with Visual Edge. Currently, Visual Edge is in discussions with Infinity regarding this conversion of series A-2 Convertible Preferred Stock into common stock.

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

     The value of Visual Edge's securities could decrease upon the issuance of additional securities by Visual Edge. As a result of the decline in the market price of the common stock and the delisting of our common stock from the Nasdaq SmallCap Market, the holders of our Series A-2 Convertible Preferred Stock and Convertible Notes have the right to convert their securities into shares of common stock based on a formula using a percentage of the market price for the common stock. Infinity, the holder of Series A-2 Convertible Preferred Stock and Convertible Notes, has given notice to convert 1,627 shares of its Preferred Stock into 9,594,857 shares of common stock. See "Item 1. -- Financing Transactions" and "Item 3. -- Legal Proceedings." This conversion, if recognized by Visual Edge, could result in substantial dilution to the other holders of common stock. Any additional conversions using this formula would result in additional substantial dilution to the other holders of common stock.

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

     Industry factors beyond our control could affect our financial performance. Our future operating results will depend on numerous factors beyond our control, including:

     - the popularity, price and timing of competitors' products being introduced and distributed

     - national, regional and local economic conditions (particularly recessionary conditions adversely affecting consumer spending)

     - changes in consumer demographics

     - the availability and relative popularity of other forms of sports and entertainment

     - public tastes and preferences, which may change rapidly and cannot be predicted.

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

     On August 11, 1999, Visual Edge filed a Complaint and Demand for a Jury Trial, with the United States District Court, Southern District, West Palm Beach Division, against Greg Norman, Great White Shark Enterprises, Inc., Greg Norman Interactive LLC, and LibertyOne Limited for breach of contract, unfair and deceptive trade practices, unjust enrichment and trademark infringement. In October 1999, Visual Edge filed a Motion to Dismiss without Prejudice in this action. Visual Edge has no current plans to pursue this lawsuit. See "Item
1 -- Description of Business Relationship with Greg Norman."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     Our common stock and warrants are traded on the over-the-counter market under the symbols EDGE and EDGEW. Our common stock and warrants were traded on the Nasdaq SmallCap Market until June 1, 1999. Visual Edge completed our initial public offering in July 1996 at an offering price of $5.00 per share for our common stock and $.10 per warrant. The following table sets forth

     - for the periods from January 1998 through June 1, 1999, the range of high and low last sale prices for the common stock and the warrants reported on the Nasdaq SmallCap Market and

     - for the period from June 2, 1999 through December 31, 1999, the range of high and low bid prices for the common stock reported on the over-the-counter bulletin board. The quotations from the over-the-counter bulletin board reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

COMMON STOCK                                                  HIGH     LOW
------------                                                  -----   -----
Fiscal Year 1998
  First Quarter.............................................  $4.38   $2.62
  Second Quarter............................................   4.69    2.81
  Third Quarter.............................................   3.47    1.38
  Fourth Quarter............................................   2.00     .62
Fiscal Year 1999
  First Quarter.............................................  $1.25   $ .69
  Second Quarter (through June 1, 1999).....................    .78     .38
  Second Quarter (from June 2, 1999)........................    .45     .22
  Third Quarter.............................................    .56     .09
  Fourth Quarter............................................    .16     .06

IPO WARRANTS:                                                 HIGH     LOW
-------------                                                 -----   -----
Fiscal Year 1998
  First Quarter.............................................  $1.69   $ .62
  Second Quarter............................................   1.25     .50
  Third Quarter.............................................    .88     .00
  Fourth Quarter............................................    .50     .00
Fiscal Year 1999
  First Quarter.............................................  $ .25   $ .00
  Second Quarter (through June 1, 1999).....................    .19     .09
  Second Quarter (from June 2, 1999)........................    .12     .12
  Third Quarter.............................................    .12     .00
  Fourth Quarter............................................    .00     .00

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Certified Public Accountants..........    16
Balance Sheets as of December 31, 1998 and December 31,
  1999......................................................    17
Statements of Operations for the Years Ended December 31,
  1998 and 1999.............................................    18
Statements of Changes in Stockholders' Equity (Deficit) for
  the Years Ended December 31, 1998 and 1999................    19
Statements of Cash Flows for the Years Ended December 31,
  1998 and 1999.............................................    20
Notes to Financial Statements...............................    21

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

                                            ARTHUR ANDERSEN LLP

Miami, Florida,
  March 28, 2000
  (except with respect to the matter
  discussed in Note 12, as to which
  the date is April 12, 2000).

                            VISUAL EDGE SYSTEMS INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                                  1998           1999
                                                              ------------   ------------
                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $    244,346   $     19,724
  Certificates of deposit...................................     1,750,000             --
  Accounts receivable.......................................        26,893         32,765
  Inventories...............................................       103,142         57,894
  Prepaid expenses -- advance royalties.....................       220,577        150,000
  Other current assets......................................       107,345         49,407
                                                              ------------   ------------
          Total current assets..............................     2,452,303        309,790
FIXED ASSETS, net...........................................     2,248,514      1,404,097
INTANGIBLE ASSETS, net......................................       167,777         55,925
PREPAID EXPENSES -- ADVANCE ROYALTIES.......................       680,157             --
INVESTMENTS -- RESTRICTED...................................       587,108        200,000
                                                              ------------   ------------
          Total assets......................................  $  6,135,859   $  1,969,812
                                                              ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable..........................................  $    201,617   $    137,772
  Accrued expenses..........................................       167,795        476,229
  Other current liabilities.................................       218,259         78,151
  Current maturities of equipment loans.....................       595,084        174,779
                                                              ------------   ------------
          Total current liabilities.........................     1,182,755        866,931
EQUIPMENT LOANS, net of current maturities..................       149,951             --
CONVERTIBLE DEBT............................................     1,253,273      1,406,762
                                                              ------------   ------------
          Total liabilities.................................     2,585,979      2,273,693
                                                              ------------   ------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 5 and 10)
  STOCKHOLDERS' EQUITY (DEFICIT):
  Series A-2 Convertible Preferred stock, $.01 par value,
     5,000,000 shares authorized, 6,000 shares issued and
     outstanding at December 31, 1998 and 1999..............     6,000,000      6,000,000
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 10,378,440 issued and outstanding at
     December 31, 1998 and 10,398,440 shares issued and
     outstanding at December 31, 1999.......................       103,784        103,984
  Additional paid in capital................................    17,748,379     17,765,679
  Accumulated deficit.......................................   (20,302,283)   (24,173,544)
                                                              ------------   ------------
          Total stockholders' equity (deficit)..............     3,549,880       (303,881)
                                                              ------------   ------------
          Total liabilities and stockholders' equity
            (deficit).......................................  $  6,135,859   $  1,969,812
                                                              ============   ============

                            VISUAL EDGE SYSTEMS INC.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                 1998           1999
                                                              -----------    -----------
SALES.......................................................  $ 2,632,213    $ 2,333,642
COST OF SALES...............................................    2,463,940      2,912,792
                                                              -----------    -----------
          Gross profit (loss)...............................      168,273       (579,150)
                                                              -----------    -----------
OPERATING EXPENSES:
  General and administrative................................    3,024,271      2,560,038
  Selling and marketing.....................................    1,036,713        466,900
  Financing fees............................................      223,242             --
  Noncash stock compensation expense........................      292,808             --
                                                              -----------    -----------
          Total operating expenses..........................    4,577,034      3,026,938
                                                              -----------    -----------
          Operating loss....................................   (4,408,761)    (3,606,088)
                                                              -----------    -----------
OTHER INCOME (EXPENSE):
  Interest income...........................................      119,647         67,098
  Interest expense..........................................     (251,566)      (119,142)
  Amortization of deferred financing fees...................     (306,112)      (213,129)
                                                              -----------    -----------
          Total other income (expense)......................     (438,031)      (265,173)
                                                              -----------    -----------
          Net loss..........................................   (4,846,792)    (3,871,261)
PREFERRED STOCK DIVIDENDS...................................   (1,837,268)            --
                                                              -----------    -----------
          Net loss attributed to common stockholders........  $(6,684,060)   $(3,871,261)
                                                              ===========    ===========
BASIC AND DILUTED LOSS PER SHARE:
  Net loss per share........................................  $     (0.81)   $     (0.37)
                                                              ===========    ===========
          Weighted average common shares outstanding........    8,238,208     10,395,329
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                        COMMON STOCK                      ADDITIONAL
                                    ---------------------    PREFERRED      PAID-IN     ACCUMULATED
                                      SHARES      AMOUNT       STOCK        CAPITAL       DEFICIT         TOTAL
                                    ----------   --------   -----------   -----------   ------------   -----------
BALANCE AT DECEMBER 31, 1997......   5,316,696   $ 53,167   $        --   $12,427,394   $(13,618,223)  $(1,137,662)
Preferred stock Series A
  convertible issued in connection
  with the Infinity financing.....          --         --     6,000,000    (2,178,942)            --     3,821,058
Cancellation of Preferred stock
  Series A convertible issued in
  connection with the Infinity
  financing.......................          --         --    (6,000,000)    6,000,000             --            --
Preferred stock Series A-2
  convertible issued in connection
  with the Infinity financing.....          --         --     6,000,000    (6,000,000)            --            --
Preferred stock embedded
  dividend........................          --         --            --     1,350,000     (1,350,000)           --
Sale of preferred stock in
  connection with the Infinity
  financing.......................          --         --     1,550,000            --             --     1,550,000
Redemption of preferred stock in
  connection with the Infinity
  financing.......................          --         --    (1,550,000)           --             --    (1,550,000)
Issuance of common stock for
  payment of dividends on
  preferred stock.................     302,755      3,028            --       484,240       (487,268)           --
Issuance of common stock for
  payment of interest on
  convertible debt................      80,989        809            --       123,972             --       124,781
Common stock and warrants issued
  in connection with the Infinity
  financing amendments............     350,000      3,500            --       260,909             --       264,409
Common stock issued in connection
  with the Marion equity
  financing.......................   4,010,000     40,100            --     4,678,678             --     4,718,778
Common stock and warrants issued
  in connection with the Greg
  Norman agreement................     272,000      2,720            --       290,088             --       292,808
Issuance of common stock for
  payment of prepaid royalties....      30,000        300            --       299,700             --       300,000
Exercise of options...............      16,000        160            --        12,340             --        12,500
Net loss..........................          --         --            --            --     (4,846,792)   (4,846,792)
                                    ----------   --------   -----------   -----------   ------------   -----------
BALANCE AT DECEMBER 31, 1998......  10,378,440    103,784     6,000,000    17,748,379    (20,302,283)    3,549,880
Issuance of common stock for
  payment of services.............      20,000        200            --        17,300             --        17,500
Net loss..........................          --         --            --            --     (3,871,261)   (3,871,261)
                                    ----------   --------   -----------   -----------   ------------   -----------
BALANCE AT DECEMBER 31, 1999......  10,398,440   $103,984   $ 6,000,000   $17,765,679   $(24,173,544)  $  (303,881)
                                    ==========   ========   ===========   ===========   ============   ===========

                            VISUAL EDGE SYSTEMS INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                 1998          1999
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(4,846,792)  $(3,871,261)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Noncash stock compensation expense.....................      292,808            --
     Noncash stock financing fees...........................       95,242            --
     Noncash interest expense...............................      124,781            --
     Depreciation and amortization..........................      851,258       944,111
     Amortization of deferred financing fees................      306,112       230,629
     Loss on disposal of fixed assets.......................           --           675
     Changes in assets and liabilities:
       Increase in accounts receivable......................       (2,976)       (5,872)
       (Increase) decrease in inventory.....................      (30,371)       45,248
       Decrease in prepaid expenses -- advance royalties....      129,423       750,734
       Decrease in other current assets.....................      109,880        57,938
       Increase in other assets.............................     (154,097)           --
       Decrease in accounts payable.........................     (143,267)      (63,845)
       (Decrease) increase in accrued expenses..............       (5,810)      308,434
       Increase (decrease) in other current liabilities.....       96,993      (140,108)
                                                              -----------   -----------
          Net cash used in operating activities.............   (3,176,816)   (1,743,317)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (347,737)      (48,662)
  Proceeds from sale of fixed assets........................           --        60,145
  Purchases of short-term investments.......................   (3,750,000)           --
  Proceeds from the sale of short-term investments..........    3,080,000     2,137,108
                                                              -----------   -----------
          Net cash (used in) provided by investing
            activities......................................   (1,017,737)    2,148,591
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock................    4,718,778            --
  Exercise of options.......................................       12,500            --
  Repayment of borrowings...................................     (516,808)     (629,896)
                                                              -----------   -----------
          Net cash provided by (used in) financing
            activities......................................    4,214,470      (629,896)
                                                              -----------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................       19,917      (224,622)
CASH AND CASH EQUIVALENTS, beginning of period..............      224,429       244,346
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS, end of period....................  $   244,346   $    19,724
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $   117,279   $    30,938
                                                              ===========   ===========

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

                            VISUAL EDGE SYSTEMS INC.

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

                            VISUAL EDGE SYSTEMS INC.

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

     Through December 31, 1998, payments in cash and shares of the Company's common stock of $1,600,000 had been made under the agreement of which $450,000 and $936,095 was expensed as cost of sales in the accompanying statements of operations during the years ended December 31, 1998 and 1999, respectively, and $900,734 and $150,000 is included in prepaid expenses -- advance royalties in the accompanying balance sheets as of December 31, 1998 and 1999, respectively.

  g. Investments-Restricted

     Investments-restricted represent certificates of deposit required as collateral for the equipment loans (see Note 5(c)).

  h. Revenue Recognition

     Revenue from sale of event days or individual personalized videotapes is recognized when the Company completes the event day or delivers the CD-ROMS or videotapes to the individual customer. Deposits

                            VISUAL EDGE SYSTEMS INC.

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

                            VISUAL EDGE SYSTEMS INC.

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

3. FIXED ASSETS, NET

     Fixed assets, including equipment and mobile production units acquired under capital leases, consist of the following at December 31, 1998 and 1999:

                                                                                 LIVES
                                                         1998         1999      (YEARS)
                                                      ----------   ----------   -------
Mobile videotape product units......................  $2,696,553   $2,623,886       5
Product development equipment.......................     523,224      549,877     3-5
Training and processing equipment...................     117,725      117,725       5
Office furniture and equipment......................     392,759      409,770       5
Trade show exhibits.................................     146,657      147,157       5
                                                      ----------   ----------
                                                       3,876,918    3,848,415
Less: accumulated depreciation......................  (1,628,404)  (2,444,318)
                                                      ----------   ----------
          Fixed assets, net.........................  $2,248,514   $1,404,097
                                                      ==========   ==========

4. INTANGIBLE ASSETS, NET

     Intangible assets consist of the following at December 31, 1998 and 1999:

                                                                1998        1999
                                                              ---------   ---------
Video and software production costs.........................  $ 447,404   $ 447,404
Deferred organizational costs...............................     29,428          --
                                                              ---------   ---------
                                                                476,832     447,404
Less: accumulated depreciation..............................   (309,055)   (391,479)
                                                              ---------   ---------
          Intangible assets, net............................  $ 167,777   $  55,925
                                                              =========   =========

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

                            VISUAL EDGE SYSTEMS INC.

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

                            VISUAL EDGE SYSTEMS INC.

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

                            VISUAL EDGE SYSTEMS INC.

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

                            VISUAL EDGE SYSTEMS INC.

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

                            VISUAL EDGE SYSTEMS INC.

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

     A summary of Common Stock reserved for potential future issuances as of December 31, 1999 is as follows:

IPO warrants at $5.00 per share (Note 6)....................  1,495,000
Warrants issued to the IPO underwriter at $6.90 per share...    260,000
Stock option plan for officers, directors and employee
  consultants (Note 9)......................................  1,649,039
Warrants issued in connection with 1997 March Bridge
  Financing at $10.00 per share.............................    100,000
Equipment financing warrants at $10.00 per share (Note
  5(c)).....................................................     75,000
Options granted to Greg Norman at $1.00 per share (Note
  10(a))....................................................    125,000
Options granted to consultants in accordance with the
  Infinity Financing Third Amendment at $1.00 per share
  (Note 5(a))...............................................     50,000
Options granted to consultants in accordance with the
  Infinity Financing Third Amendment at $3.00 per share
  (Note 5(a))...............................................     50,000
                                                              ---------
                                                              3,804,039
                                                              =========

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

                            VISUAL EDGE SYSTEMS INC.

     As of December 31, 1999 the Company's net operating loss carryforward is approximately $20,462,000 and expires as follows:

2011...................................................   $ 3,067,000
2012...................................................    10,557,000
2013...................................................     5,513,000
2014...................................................     1,325,000
                                                          -----------
                                                          $20,462,000
                                                          ===========

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

     Stock option activity during the periods is indicated as follows:

                                                            NUMBER OF   WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
Balance at December 31, 1997..............................    948,419        $5.46
  Granted.................................................  1,321,500         1.00
  Exercised...............................................         --           --
  Forfeited...............................................   (395,880)        5.45
                                                            ---------        -----
Balance at December 31, 1998..............................  1,874,039         1.26
  Granted.................................................         --           --
  Exercised...............................................         --           --
  Forfeited...............................................         --           --
                                                            ---------        -----
Balance at December 31, 1999..............................  1,874,039        $1.26
                                                            =========        =====

                            VISUAL EDGE SYSTEMS INC.

     At December 31, 1998 and 1999, 1,780,633 and 1,761,965 options were exercisable, respectively. At December 31, 1999, the weighted-average exercise price and weighted-average remaining contractual life of outstanding options was as follows:

                                  OUTSTANDING
                             ----------------------               EXERCISABLE
                                         WEIGHTED                 -----------
                             WEIGHTED     AVERAGE                  WEIGHTED
                             AVERAGE     REMAINING                  AVERAGE
                             EXERCISE   CONTRACTUAL                EXERCISE
EXERCISE PRICE    SHARES      PRICE        LIFE        SHARES        PRICE
--------------   ---------   --------   -----------   ---------   -----------
 $      1.00     1,734,889    $ 1.00       7.44       1,696,014     $ 1.00
        3.00        50,000      3.00        .50              --         --
   5.00-5.75        84,150      5.04       6.53          60,951       5.04
       10.75         5,000     10.75       2.00           5,000      10.75
 -----------     ---------    ------       ----       ---------     ------
 $1.00-10.75     1,874,039    $ 1.26       7.20       1,761,965     $ 1.17
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

                            VISUAL EDGE SYSTEMS INC.

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

  b. Operating Leases

     The Company has two noncancelable operating lease for corporate office space that expires on July 5, 2005. Rental payments include minimum rentals plus building expenses. Rental expense for these leases during 1998 and 1999 was $108,374 and $97,161, respectively. Future minimum lease payments under these leases at December 31, 1999 are as follows:

                 YEAR ENDING DECEMBER 31,
                 ------------------------
  2000....................................................  $ 80,561
  2001....................................................    95,425
  2002....................................................    98,288
  2003....................................................   101,237
  2004....................................................   104,274
  Thereafter..............................................    53,425
                                                            --------
                                                            $533,210
                                                            ========

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

                            VISUAL EDGE SYSTEMS INC.

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

                            VISUAL EDGE SYSTEMS INC.

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

     On October 12, 1999, the Company filed suit in Delaware Chancery Court against Takefman and Parker for, among other things, breach of fiduciary duty, breach of employment agreements, and tortious interference with contract (Visual Edge Systems Inc. v. Earl T. Takefman, et al.; Civil Action No. 17472-NC, in the Court of Chancery of the State of Delaware in and for New Castle County). On November 5, 1999, Takefman and Parker moved to dismiss the action or to stay the action in favor of the Florida suit. On January 31, 2000, the Delaware Court granted the motion to stay until further order of that Court. As a result, Visual Edge intends to assert its claim against Takefman and Parker as counterclaims in the prior-filed Florida action, which is described in the immediately preceding paragraph.

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

                            VISUAL EDGE SYSTEMS INC.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

     Ronald F. Seale, age 52, has been Chairman of the Board of Visual Edge Systems, Inc. ("Visual Edge" or the "Company") since May 1998. Mr. Seale has served as the Company's Chief Executive Officer and President since November 1999. Mr. Seale also presently serves as a Senior Managing Director of Marion Interglobal, Ltd., an investment group which is a stockholder of the Company, as well as Senior Managing Director of Bayfront Holdings Inc., an investment group, and Chairman of the Board of Aim Holdings, Inc., an investment group. From 1986 until 1998, Mr. Seale served as President of Tristar Acquisitions, an investment group. From 1967 until 1984, Mr. Seale worked in the securities industry for Merrill Lynch, PaineWebber, Inc., American Express and Prudential Bache Securities.

     Thomas Peters, age 55, has been a director of the Company since June 1999, although he was allegedly removed in August 1999 and later re-elected to the Board of Directors. Mr. Peters has served as the Company's Executive Vice President and Chief Technology Officer since November 1999. Mr. Peters has also served as the Company's Vice President of Operations and Technology from May 1996 to November 1999. Since July 1992, Mr. Peters has been the owner of Smart View, a company he founded to design and develop computer golf software to be used by golf professionals when giving video golf lessons. In March 1995, Smart View was engaged as an independent consultant to the Company and was principally responsible for the development of the software used in the Company's products. Smart View also developed operating systems used by Golf Academy at PGA National and at the Doral Golf Learning Center, each in Florida. Prior to forming Smart View, Mr. Peters, for 26 years, held various positions at IBM Corporation, including Manager of Application Development from July 1989 to July 1992 and Personal Computer Product Planning Manager from 1984 to 1989.

     J. Keith Benedict, age 28, has been a director of the Company since August 1999. Mr. Benedict has been Vice President of HW Partners, L.P., the investment manager for several affiliated investment funds which are stockholders of the Company, since April 1999. From September 1996 to April 1999, Mr. Benedict served as a corporate and securities associate at the law firm Bracewell & Patterson LLP. Mr. Benedict received his law degree from Washington & Lee University in May 1996.

     John Wagner, age 44, has been a director of the Company since August 1999. Mr. Wagner serves as President of the Hunt Sports Group, L.L.C., and has been an officer of Hunt Sports Group, L.L.C. since January 1997. He is also the Chief Operating Officer of Hunt Financial Group, L.L.C. Mr. Wagner is also a Vice President of HW Partners, L.P., the investment manager for several affiliated investment funds which are stockholders of the Company. Prior to January 1997, Mr. Wagner was a CPA and served 12 years in the public accounting industry, predominantly with Coopers and Lybrand, L.L.P. His area of expertise was federal and state tax issues for entrepreneurial- and sports-related interests.

EXECUTIVE OFFICERS

     The executive officers of the Company are appointed by the Board of Directors of the Company and serve at the discretion of the Board of Directors. The executive officers of the Company are Ronald F. Seale, Chairman of the Board, Chief Executive Officer and President, and Thomas Peters, Executive Vice President and Chief Technology Officer. Information relating to each of them is set forth above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Securities and Exchange Act of 1934, the Company's directors, executive officers and holders of more than 10% of the common stock are required to report their initial ownership of the

Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates with respect to 1999. Based on representations of our current directors and executive officers and copies of reports filed with the Securities and Exchange Commission, there were no late reports filed for 1999, except that Tom Peters failed to file a Form 3 upon his election as a director of the Company in June 1999. However, during 1999 Beryl Artz and Mark Hershhorn resigned as directors of the Company and Earl Takefman and Richard Parker ceased serving as directors and executive officers of the Company. These persons have not filed a Form 5 for 1999 with respect to the Company, and the Company has not received a written representation from them that these persons were not required to file a Form 5 with respect to the Company for 1999.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth for the periods indicated the compensation earned by (a) each person that served as the Company's Chief Executive Officer during the fiscal year ended December 31, 1999 (b) the other executive officer whose salary and bonus for the fiscal year ended December 31, 1999 was in excess of $100,000 for services rendered in all capacities to the Company for that year and (c) the individual for whom disclosure would have been provided pursuant to clause (b) but for the fact that the individual was not serving as an executive officer of the Company on December 31, 1999 (collectively, the "Named Executive Officers"):

                                                                   SALARY    SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION                                 YEAR   ($)(1)        OPTIONS(#)(1)
---------------------------                                 ----   -------   ---------------------
Ronald F. Seale, Chairman of the Board, Chief Executive
  Officer and President(2)................................  1999        --               --
                                                            1998        --               --
                                                            1997        --               --
Earl Takefman(3)(4).......................................  1999   157,050               --
                                                            1998   164,867          250,000(5)
                                                            1997   170,333               --
Thomas Peters, Executive Vice President and Chief
  Technology Officer(4)...................................  1999   150,300               --
                                                            1998   125,283          200,000(5)
                                                            1997   115,366           20,000
Richard Parker(3)(4)......................................  1999   157,050               --
                                                            1998   164,867          600,000(5)
                                                            1997   171,698           50,000

---------------

(1) In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers that are available generally to all salaried employees of the Company, and certain perquisites and other personal benefits received by the Named Executive Officers that do not exceed the lesser of $50,000 or ten percent (10%) of any such officer's salary disclosed in the table.

(2) Mr. Seale became Chief Executive Officer and President of the Company in November 1999.

(3) Messrs. Takefman and Parker were removed from their positions with the Company in August 1999.

(4) The salaries of Messrs. Takefman, Peters and Parker were paid in accordance with the terms of their respective employment agreements.

(5) In December 1998, the Company entered into a Third Amendment to the Bridge Securities Purchase Agreement with a group of investment funds, which is further described below. See "Certain Relationships and Related Transactions -- Infinity Financing." As a means of retaining the Company's management and as an incentive for such management to pursue the Company's long-term goals, the Third Amendment provided that all outstanding stock options granted to the Messrs. Takefman, Parker and Peters be repriced to $1.00 per share and that all such options be immediately vested.

                      STOCK OPTION GRANTS IN LAST FISCAL YEAR

     No stock options were granted to any of the Named Executive Officers during the fiscal year ended December 31, 1999.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES

     The following table shows, with respect to the Named Executive Officers, information with respect to the unexercised options to purchase shares of the common stock granted under the Amended and Restated 1996 Stock Option Plan and held as of December 31, 1999. None of the Named Executive Officers exercised options during the year ended December 31, 1999, and as of December 31, 1999, no options granted to the Named Executive Officers were in-the-money, which means that the exercise price of all such options exceeded the market price for the underlying securities.

                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED
                                                                    OPTIONS HELD AT
                                                                   DECEMBER 31, 1999
                                                              ---------------------------
NAME                                                          EXERCISABLE   UNEXERCISABLE
----                                                          -----------   -------------
Ronald F. Seale.............................................         --             --
Thomas Peters...............................................    240,411(1)          --
Earl Takefman(2)............................................    537,478(1)          --
Richard Parker..............................................    700,000(1)          --

---------------

(1) In December 1998, the Company entered into a Third Amendment to the Bridge Securities Purchase Agreement with a group of investment funds, which is further described below. See "Certain Relationships and Related Transactions -- Infinity Financing." As a means of retaining the Company's management and as an incentive for such management to pursue the Company's long-term goals, the Third Amendment provided that all outstanding stock options granted to the Messrs. Takefman, Parker and Peters be repriced to $1.00 per share and that all such options be immediately vested.

(2) Excludes (i) 10,000 warrants owned by Mr. Takefman to acquire shares of the Common Stock, which were purchased by Mr. Takefman upon the same terms as other unaffiliated investors in a Bridge Financing consummated by the Company in March 1997, and (ii) 5,832 shares underlying options owned by Mr. Takefman's spouse as to which shares Mr. Takefman disclaims beneficial ownership.

COMPENSATION OF DIRECTORS

     The Company reimburses directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company, but does not give its directors additional compensation for serving as directors or for attending Board of Directors meetings. Directors of the Company may in the future receive option grants to purchase common stock of the Company under the Company's Amended and Restated 1996 Stock Option Plan. Historically, each director who was not an employee of the Company received an initial grant of non-qualified options to purchase 5,000 shares of the Common Stock under the Company's Amended and Restated 1996 Stock Option Plan and annual grants thereafter of non-qualified options to purchase 2,500 shares of the Common Stock.

EMPLOYMENT AGREEMENT

     As of May 1, 1996, the Company entered into a two-year employment agreement with Thomas Peters, pursuant to which Mr. Peters originally served as Director of Software Development and now serves as Executive Vice President and Chief Technology Officer. This Agreement was amended on April 14, 1998 and extended until December 31, 2000. Mr. Peters is entitled to receive a base salary of $130,000 under the agreement for 1998, subject to increase to $140,000 for 1999 and to $150,000 for 2000. Pursuant to the agreement, Mr. Peters will also be eligible to receive a bonus based on the Company's performance, as determined by the Board of Directors. The agreement is automatically renewed for additional one-year periods unless Mr. Peters or the Company provides notice to the other of its termination. In the event that Mr. Peters is terminated without cause, he will be entitled to receive as severance the amount of his base salary for three months.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of April 10, 2000, relating to the beneficial ownership of shares of the Company's Common Stock by:
(i) each person or entity who is known by the Company to own beneficially five percent or more of its outstanding common stock; (ii) each of the Company's Named Executive Officers and directors; and (iii) all directors and Named Executive Officers of the Company as a group.

                                                                                  PERCENTAGE
                                                                BENEFICIAL        BENEFICIAL
                                                               OWNERSHIP OF      OWNERSHIP OF
BENEFICIAL HOLDER                                             COMMON STOCK(1)   COMMON STOCK(1)
-----------------                                             ---------------   ---------------
Infinity Investors Limited(2)...............................       298,538             2.9%
Ronald F. Seale(3)..........................................       976,000             9.4%
Greg Norman(4)..............................................       727,000             6.9%
Thomas Peters(5)............................................       258,566             2.4%
J. Keith Benedict(2)........................................            --               *
John Wagner(2)..............................................            --               *
Earl Takefman(6)............................................     1,696,960            15.5%
Richard Parker(6)...........................................       702,000             6.3%
All directors and executive officers as a group (six
  persons)(2)(3)(5)(6)......................................     3,633,526            30.6%

---------------

 *  Less than 1%

(1) Unless otherwise indicated, Visual Edge believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. Unless otherwise indicated a person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this document upon the exercise of options, warrants or convertible securities. Unless otherwise indicated each beneficial owner's percentage ownership is determined by assuming that (a) options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this document have been exercised and (b) securities convertible into shares of common stock that are held by such person (but not those held by any other person) and which are convertible within 60 days of the date of this document have been converted. As of April 10, 2000, there were 10,398,440 shares of the Company's common stock outstanding.

(2) Includes for Infinity Investors Limited shares beneficially owned by IEO Holdings Limited, Glacier Capital Limited and Summit Capital Limited, which entities have affirmed the existence of a "group" as such term is used in Rule 13d-5 promulgated under the Securities Exchange Act of 1934, as amended. For all of such entities, excludes all shares underlying Convertible Notes and Series A-2 Convertible Preferred Stock held by such entities. Because Visual Edge's common stock has been delisted from the Nasdaq SmallCap Market, an Event of Default exists under the Infinity Financing. As a result, this group of investment funds may convert each share of Series A-2 Convertible Preferred Stock into a number of shares of common stock based on a formula using a percentage of the market price of the common stock. Because of the existing Event of Default, the group of investment funds may convert the Convertible Notes into common stock based on the same formula used to convert the Series A-2 Convertible Preferred Stock. On August 30, 1999, one of the investments funds delivered a notice of conversion to Visual Edge, to convert 1,627 of its 4,400 shares of our Series A-2 Convertible Preferred Stock into 9,594,857 shares of our common stock. The conversion was disputed, and litigation ensued in the Delaware Court of Chancery. In January 2000, the court dismissed the action, stating that the claim relating to the conversion was moot because parties to the dispute had resigned from their positions with Visual Edge. Currently, Visual Edge is in discussions with Infinity regarding this conversion of Series A-2 Convertible Preferred Stock into common stock, which may effect the number of shares that these funds hold. Additionally, any further conversions of the Series A-2 Convertible Preferred Stock and the Convertible Notes into common stock by this group of investment funds could result in further substantial dilution to the other stockholders of the Company. See "Description of Business -- Risk Factors -- The value of our shares could decrease upon the issuance of additional securities by Visual Edge." The conversion of the Series A-2 Convertible Preferred Stock and the Convertible Notes at the formula based on the market price of the common stock may enable this group of investment funds to effect a change in control of the Company. J. Keith Benedict and John Wagner are representatives of the investment manager (or its affiliates) of Infinity Investors Limited and certain of the other funds in the group but do not have investment power or any pecuniary interest in this stockholder's shares of common stock. The address of each of the entities in this group is 1601 Elm Street, Suite 4000, Dallas, Texas 75201.

(3) Includes 976,000 shares owned by Marion Interglobal, Ltd., a British Virgin Islands corporation of which Mr. Seale is Senior Managing Director. The address of Marion Interglobal, Ltd. is 12803 Water Point Blvd., Windermere, Florida 34786.

(4) Includes options to purchase 125,000 shares of the Company's common stock. The address of Greg Norman is c/o Great White Shark Enterprises, Inc., 501 North AIA, Jupiter Florida 33477. No filings have been made by this stockholder. Thus, the information presented is based on the records maintained by the Company and its transfer agent, which may not include shares held in street name by the stockholder.

(5) Includes exercisable options held by Mr. Peters to purchase 240,411 shares of common stock and warrants to purchase 5,000 shares of common stock.

(6) Messrs. Takefman and Parker ceased serving as directors and executive officers of Visual Edge in 1999. Litigation between the Company and Messrs. Takefman and Parker has arisen out of the termination of their relationship with the Company. As a result of this dispute, the Company has been unable to obtain information from Messrs. Takefman and Parker regarding the number of shares of common stock beneficially held by them. Consequently, this table reflects the number of shares beneficially held by them as set forth in the Companys definitive proxy statement filed with the Commission in 1999. For Mr. Takefman, the information includes (i) 1,159,482 shares owned by Status-One Investments Inc., a Delaware corporation owned by Earl Takefman and certain family members ("Status-One"), and (ii) presently exercisable options to acquire 537,478 shares of Common Stock, but does not include 2,136 shares of Common Stock owned by Mr. Takefman's spouse, as to which shares Mr. Takefman disclaims beneficial ownership. For Mr. Parker, the information includes presently exercisable options to acquire 700,000 shares of the Company's common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INFINITY FINANCING.

     On June 13, 1997, Visual Edge arranged a three-year $7.5 million debt and convertible equity facility (the "Infinity Financing") with a group of investment funds, which resulted in net proceeds to Visual Edge of approximately $7.2 million. Under the Securities Purchase Agreement dated June 13, 1997, including the amendments that have since been made to this agreement, Visual Edge issued to the investment funds 1,039,388 shares of common stock, 6,000 shares of Series A-2 Convertible Preferred Stock with a liquidation preference of $1,000 per share and 8.25% Convertible Notes in the original principal amount of $1.5 million. As of April 10, 2000, the investment funds hold of record 298,538 shares of our common stock subject to the recognition of the conversion by Infinity of 1,627 shares of Series A-2 Convertible Preferred Stock, which is described below. The investment funds may convert their Series A-2 Convertible Preferred Stock and Convertible Notes into additional shares of our common stock, subject to our right to prepay or redeem any of those convertible instruments at any time. Because Visual Edge's common stock has been delisted from the Nasdaq SmallCap Market, an Event of Default exists under the Infinity Financing. As a result, the investment funds may convert each share of Series A-2 Convertible Preferred Stock into a number of shares of common stock based on a formula using a percentage of the market price of the common stock. On August 30, 1999, one of the investment funds delivered a notice of conversion to Visual Edge, to convert 1,627 of its 4,400 shares of our Series A-2 Convertible Preferred Stock into 9,594,857 shares of our common stock. The conversion was disputed, and litigation ensued in the Delaware Court of Chancery. See "Item 3. -- Legal Proceedings." In January 2000, the court dismissed the action, stating that the claim relating to the conversion was moot because parties to the dispute had resigned from their positions with Visual Edge. Currently, Visual Edge is in discussions with Infinity regarding this conversion of series A-2 Convertible Preferred Stock into common stock.

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

MARION EQUITY FINANCING.

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

     For the year ended December 31, 1998, Visual Edge paid approximately $700,000 in connection with the Greg Norman license. The Greg Norman license, originally required Visual Edge to make minimum guaranteed royalty payments to Mr. Norman; however, as a result of an amendment to the agreement, guaranteed payments are no longer required from Visual Edge. For the year ended December 31, 1999, a total of $186,095 of royalties owed by Visual Edge under the Greg Norman license were accrued, although no payments were made. By letter dated July 30, 1999, Greg Norman and Great White Shark notified Visual Edge of certain alleged defaults by Visual Edge with respect to the Greg Norman license, and subsequently terminated the Greg Norman license. Visual Edge, Greg Norman and Great White Shark Enterprises, Inc. have entered into an amendment to the license agreement to allow Visual Edge to continue using the rights under the Greg Norman license. Under this amendment, payments on the accrued amounts as of December 31, 1999 are to be paid on a schedule of twelve equal monthly payments beginning in March 2000. The original term of the Greg Norman license expires on December 31, 2001, subject to prior termination provided thereunder. Our business and future prospects are dependent upon our continued association with Greg Norman.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following Exhibits are filed as part of this Report as required by
Item 601 of Regulation S-B.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
           3.1           -- Certificate of Incorporation of Visual Edge, as amended
                            (Incorporated by reference to Exhibit 3.1 to Amendment
                            No. 2 to the Registrant's Registration Statement on Form
                            SB-2 (Registration No. 333-5193) effective July 24, 1996)
           3.2           -- Amended and Restated By-Laws of Visual Edge (Incorporated
                            by reference to Exhibit 3.2 to Amendment No. 1 to the
                            Registrant's Registration Statement on Form SB-2
                            (Registration No. 333-5193) effective July 24, 1996)
           3.3           -- Certificate of Designation for Series A-2 Convertible
                            Preferred Stock (Incorporated by reference to Exhibit A
                            to the Third Amendment to Bridge Securities Purchase
                            Agreement and Related Documents, dated as of December 29,
                            1998, among Visual Edge, Infinity Investors Limited, IEO
                            Holdings Limited (as the transferee from Infinity
                            Emerging Opportunities Limited), Summit Capital Limited
                            (as the transferee of Sandera Partners, L.P.) and Glacier
                            Capital Limited (as the transferee of Lion Capital
                            Partners, L.P.), which is filed as Exhibit 99.1 to the
                            Registrant's Current Report on Form 8-K filed January 8,
                            1999)
           4.1           -- Form of Specimen Common Stock Certificate (Incorporated
                            by reference to Exhibit 4.1 to Amendment No. 1 to the
                            Registrant's Registration Statement on Form SB-2
                            (Registration No. 333-5193) effective July 24, 1996)
           4.2           -- Form of Specimen Redeemable Warrant Certificate
                            (Incorporated by reference to Exhibit 4.2 to Amendment
                            No. 1 to the Registrant's Registration Statement on Form
                            SB-2 (Registration No. 333-5193) effective July 24, 1996)
           4.3           -- Form of Warrant Agreement between Visual Edge and Whale
                            Securities Co., L.P. (Incorporated by reference to
                            Exhibit 4.2 to the Registrant's Registration Statement on
                            Form SB-2 (Registration No. 333-5193) effective July 24,
                            1996)
           4.4           -- Form of Warrant among American Stock Transfer & Trust
                            Company, Visual Edge and Whale Securities Co., L.P.
                            (Incorporated by reference to Exhibit 4.3 to the
                            Registrant's Registration Statement on Form SB-2
                            (Registration No. 333-5193) effective July 24, 1996)
           4.5           -- Form of Warrant Certificate issued to investors in the
                            March 1997 Bridge Financing (Incorporated by reference to
                            Exhibit 4.5 to the Registrant's Registration Statement on
                            Form SB-2 (Registration No. 333-24675) filed April 7,
                            1997)
           4.6           -- Form of Common Stock Purchase Warrant issued to investors in the Infinity Bridge Financing (Incorporated by
                            reference to Exhibit 99.4 to the Registrant's Current
                            Report on Form 8-K filed June 23, 1997)
           4.7           -- Form of Convertible Note issued to investors in the
                            Infinity Bridge Financing (Incorporated by reference to
                            Exhibit 99.5 to the Registrant's Current Report on Form
                            8-K filed June 23, 1997)
           4.8           -- Form of Common Stock Purchase Warrant issued to Vision
                            Financial Group, Inc. (Incorporated by reference to
                            Exhibit 4.8 to the Registrant's Quarterly Report on Form
                            10-QSB filed November 14, 1997)
           4.9           -- Form of Common Stock Purchase Warrant issued to investors in the Infinity Bridge Financing in connection with the
                            amendment to such financing (Incorporated by reference to
                            Exhibit 99.3 to the Registrant's Current Report on Form
                            8-K filed February 9, 1998)

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          10.1           -- License Agreement, dated March 1, 1995, between Great
                            White Shark Enterprises, Inc. and Visual Edge, as
                            supplemented (Incorporated by reference to Exhibit 10.1
                            to the Registrant's Registration Statement on Form SB-2
                            (Registration No. 333-5193) effective July 24, 1996)
          10.2           -- Amendment to License Agreement, dated as of June 3, 1997, by and among Visual Edge, Greg Norman and Great White
                            Shark Enterprises, Inc. (Incorporated by reference to
                            Exhibit 99.1 to the Registrant's Current Report on Form
                            8-K/A filed June 27, 1997)
          10.3           -- Amendment to License Agreement, dated as of January 1,
                            2000, by and among Visual Edge, Greg Norman and Great
                            White Shark Enterprises, Inc. (Previously filed on April
                            14, 2000 with Form 10-K for fiscal year ended December
                            31, 1999)
         *10.4           -- Employment Agreement, dated as of May 1, 1996, between
                            Thomas S. Peters and Visual Edge, as amended
                            (Incorporated by reference to Exhibit 10.5 to the
                            Registrant's Registration Statement on Form SB-2
                            (Registration No. 333-5193) effective July 24, 1996)
         *10.5           -- Amended and Restated 1996 Stock Option Plan (Incorporated
                            by reference to our 1996 definitive Proxy Statement filed
                            on April 7, 1997)
          10.6           -- Lease Agreement by and between Fairfax Boca 92, L.P., a
                            Georgia limited partnership, and Visual Edge Systems,
                            Inc. for offices located at 901 Yamato Road, Boca Raton,
                            Florida (Previously filed on April 14, 2000 with Form
                            10-K for fiscal year ended December 31, 1999)
          10.7           -- Assignment, dated April 19, 1996 from Thomas S. Peters to
                            Visual Edge (Incorporated by reference to Exhibit 10.11
                            to the Registrant's Registration Statement on Form SB-2
                            (Registration No. 333-5193) effective July 24, 1996)
          10.8           -- Share and Warrant Purchase Agreement, dated as of
                            February 27, 1997, between Visual Edge and Status-One
                            Investments Inc. (Incorporated by reference to Exhibit
                            10.11 to the Registrant's Registration Statement on Form
                            SB-2 (Registration No. 333-24675) filed April 7, 1997)
          10.9           -- Bridge Securities Purchase Agreement, dated as of June
                            13, 1997, among Visual Edge and Infinity Investors
                            Limited, Infinity Emerging Opportunities Limited, Sandera
                            Partners, L.P. and Lion Capital Partners, L.P.
                            (collectively with their transferees, the "Funds")
                            (Incorporated by reference to Exhibit 99.1 to the
                            Registrant's Current Report on Form 8-K filed June 23,
                            1997)
          10.10          -- Registration Rights Agreement, dated as of June 13, 1997, among Visual Edge and the Funds (Incorporated by
                            reference to Exhibit 99.2 to the Registrant's Current
                            Report on Form 8-K filed June 23, 1997)
          10.11          -- Transfer Agent Agreement, dated as of June 13, 1997,
                            among Visual Edge, the Funds and American Stock Transfer
                            & Trust Company (Incorporated by reference to Exhibit
                            99.3 to our Report on Form 8-K filed June 23, 1997)
          10.12          -- Purchase Agreement, dated as of March 27, 1998, among
                            Visual Edge and Marion Interglobal, Ltd. (Incorporated by
                            reference to Exhibit 10.16 to the Registrant's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997)
          10.13          -- Registration Rights Agreement, dated as of March 27,
                            1998, among Visual Edge and Marion Interglobal, Ltd.
                            (Incorporated by reference to Exhibit 10.17 to the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1997)

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          10.14          -- First Amendment to Bridge Securities Purchase Agreement
                            and Related Documents, dated as of December 31, 1997,
                            among Visual Edge and the Funds (Incorporated by
                            reference to Exhibit 99.1 to the Registrant's Current
                            Report on Form 8-K filed February 9, 1998)
          10.15          -- Second Amendment to Bridge Securities Purchase Agreement
                            and Related Documents, dated as of March 27, 1998, among
                            Visual Edge, Infinity Investors Limited, Infinity
                            Emerging Opportunities Limited, Summit Capital Limited
                            (as the transferee of Sandera Partners, L.P.) and Glacier
                            Capital Limited (as the transferee of Lion Capital
                            Partners, L.P.) (Incorporated by reference to Exhibit
                            10.18 to the Registrant's Annual Report on Form 10-K for
                            the fiscal year ended December 31, 1997)
          10.16          -- Third Amendment to Bridge Securities Purchase Agreement
                            and Related Documents, dated as of December 29, 1998,
                            among Visual Edge, Infinity Investors Limited, IEO
                            Holdings Limited (as the transferee from Infinity
                            Emerging Opportunities Limited), Summit Capital Limited
                            (as the transferee of Sandera Partners, L.P.) and Glacier
                            Capital Limited (as the transferee of Lion Capital
                            Partners, L.P.) (Incorporated by reference to Exhibit
                            99.1 to the Registrant's Current Report on Form 8-K filed
                            January 8, 1999)
          10.17          -- Security Agreement, dated February 6, 1998, between the
                            Company and HW Partners, L.P., as agent for and
                            representative of the Funds. (Incorporated by reference
                            to Exhibit 99.2 to the Registrant's Current Report on
                            Form 8-K filed February 9, 1998)
          10.18          -- Form of Warrant Certificate. (Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on
                            Form 8-K filed February 9, 1998)
          10.19          -- Amendment, dated as of December 31, 1998, to License
                            Agreement dated as of March 1, 1995, by and between Greg
                            Norman and Great White Shark Enterprises, Inc. and Visual
                            Edge, as amended on April 19, 1996, October 18, 1996 and
                            June 3, 1997 (Incorporated by reference to Exhibit 10.19
                            to the Registrant's Annual Report on Form 10-KSB for the
                            fiscal year ended December 31, 1998)
          10.21          -- Sublease Agreement, dated as of September 29, 1999, by
                            and between Visual Edge and Sensormatic Electronics
                            Corporation (Previously filed on April 14, 2000 with Form
                            10-K for fiscal year ended December 31, 2000)
          16             -- Letter, dated November 14, 1997, from KPMG Peat Marwick
                            LLP to the Securities and Exchange (Incorporated by
                            reference to Exhibit 1 to the Registrant's Current Report
                            on Form 8-K/A filed November 19, 1997)
          24             -- Power of Attorney (Previously filed on April 14, 2000
                            with Form 10-K for fiscal year ended December 31, 2000)
          27             -- Financial Data Schedule (Previously filed on April 14,
                            2000 with Form 10-K for fiscal year ended December 31,
                            2000)

---------------

 *  Indicates management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VISUAL EDGE SYSTEMS INC.

                                                    /s/ RONALD SEALE
                                            ------------------------------------
                                                        Ronald Seale
                                                  Chief Executive Officer

May 1, 2000

                               POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                     SIGNATURES                                      TITLE                    DATE
                     ----------                                      -----                    ----

                  /s/ RONALD SEALE                     Chief Executive Officer, President  May 1, 2000
-----------------------------------------------------    and Director (Principal
                    Ronald Seale                         Executive Officer and Principal
                                                         Financial and Accounting
                                                         Officer)

                          *                            Director                            May 1, 2000
-----------------------------------------------------
                  J. Keith Benedict

                          *                            Director                            May 1, 2000
-----------------------------------------------------
                     John Wagner

                          *                            Director                            May 1, 2000
-----------------------------------------------------
                    Thomas Peters

                 * /s/  RONALD SEALE
-----------------------------------------------------
           Ronald Seale, Attorney-in-fact

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
           3.1           -- Certificate of Incorporation of Visual Edge, as amended
                            (Incorporated by reference to Exhibit 3.1 to Amendment
                            No. 2 to the Registrant's Registration Statement on Form
                            SB-2 (Registration No. 333-5193) effective July 24, 1996)
           3.2           -- Amended and Restated By-Laws of Visual Edge (Incorporated
                            by reference to Exhibit 3.2 to Amendment No. 1 to the
                            Registrant's Registration Statement on Form SB-2
                            (Registration No. 333-5193) effective July 24, 1996)
           3.3           -- Certificate of Designation for Series A-2 Convertible
                            Preferred Stock (Incorporated by reference to Exhibit A
                            to the Third Amendment to Bridge Securities Purchase
                            Agreement and Related Documents, dated as of December 29,
                            1998, among Visual Edge, Infinity Investors Limited, IEO
                            Holdings Limited (as the transferee from Infinity
                            Emerging Opportunities Limited), Summit Capital Limited
                            (as the transferee of Sandera Partners, L.P.) and Glacier
                            Capital Limited (as the transferee of Lion Capital
                            Partners, L.P.), which is filed as Exhibit 99.1 to the
                            Registrant's Current Report on Form 8-K filed January 8,
                            1999)
           4.1           -- Form of Specimen Common Stock Certificate (Incorporated
                            by reference to Exhibit 4.1 to Amendment No. 1 to the
                            Registrant's Registration Statement on Form SB-2
                            (Registration No. 333-5193) effective July 24, 1996)
           4.2           -- Form of Specimen Redeemable Warrant Certificate
                            (Incorporated by reference to Exhibit 4.2 to Amendment
                            No. 1 to the Registrant's Registration Statement on Form
                            SB-2 (Registration No. 333-5193) effective July 24, 1996)
           4.3           -- Form of Warrant Agreement between Visual Edge and Whale
                            Securities Co., L.P. (Incorporated by reference to
                            Exhibit 4.2 to the Registrant's Registration Statement on
                            Form SB-2 (Registration No. 333-5193) effective July 24,
                            1996)
           4.4           -- Form of Warrant among American Stock Transfer & Trust
                            Company, Visual Edge and Whale Securities Co., L.P.
                            (Incorporated by reference to Exhibit 4.3 to the
                            Registrant's Registration Statement on Form SB-2
                            (Registration No. 333-5193) effective July 24, 1996)
           4.5           -- Form of Warrant Certificate issued to investors in the
                            March 1997 Bridge Financing (Incorporated by reference to
                            Exhibit 4.5 to the Registrant's Registration Statement on
                            Form SB-2 (Registration No. 333-24675) filed April 7,
                            1997)
           4.6           -- Form of Common Stock Purchase Warrant issued to investors in the Infinity Bridge Financing (Incorporated by
                            reference to Exhibit 99.4 to the Registrant's Current
                            Report on Form 8-K filed June 23, 1997)
           4.7           -- Form of Convertible Note issued to investors in the
                            Infinity Bridge Financing (Incorporated by reference to
                            Exhibit 99.5 to the Registrant's Current Report on Form
                            8-K filed June 23, 1997)
           4.8           -- Form of Common Stock Purchase Warrant issued to Vision
                            Financial Group, Inc. (Incorporated by reference to
                            Exhibit 4.8 to the Registrant's Quarterly Report on Form
                            10-QSB filed November 14, 1997)
           4.9           -- Form of Common Stock Purchase Warrant issued to investors in the Infinity Bridge Financing in connection with the
                            amendment to such financing (Incorporated by reference to
                            Exhibit 99.3 to the Registrant's Current Report on Form
                            8-K filed February 9, 1998)
          10.1           -- License Agreement, dated March 1, 1995, between Great
                            White Shark Enterprises, Inc. and Visual Edge, as
                            supplemented (Incorporated by reference to Exhibit 10.1
                            to the Registrant's Registration Statement on Form SB-2
                            (Registration No. 333-5193) effective July 24, 1996)

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          10.2           -- Amendment to License Agreement, dated as of June 3, 1997, by and among Visual Edge, Greg Norman and Great White
                            Shark Enterprises, Inc. (Incorporated by reference to
                            Exhibit 99.1 to the Registrant's Current Report on Form
                            8-K/A filed June 27, 1997)
          10.3           -- Amendment to License Agreement, dated as of January 1,
                            2000, by and among Visual Edge, Greg Norman and Great
                            White Shark Enterprises, Inc. (Previously filed on April
                            14, 2000 with Form 10-K for fiscal year ended December
                            31, 1999)
         *10.4           -- Employment Agreement, dated as of May 1, 1996, between
                            Thomas S. Peters and Visual Edge, as amended
                            (Incorporated by reference to Exhibit 10.5 to the
                            Registrant's Registration Statement on Form SB-2
                            (Registration No. 333-5193) effective July 24, 1996)
         *10.5           -- Amended and Restated 1996 Stock Option Plan (Incorporated
                            by reference to our 1996 definitive Proxy Statement filed
                            on April 7, 1997)
          10.6           -- Lease Agreement by and between Fairfax Boca 92, L.P., a
                            Georgia limited partnership, and Visual Edge Systems,
                            Inc. for offices located at 901 Yamato Road, Boca Raton,
                            Florida (Previously filed on April 14, 2000 with Form
                            10-K for fiscal year ended December 31, 1999)
          10.7           -- Assignment, dated April 19, 1996 from Thomas S. Peters to
                            Visual Edge (Incorporated by reference to Exhibit 10.11
                            to the Registrant's Registration Statement on Form SB-2
                            (Registration No. 333-5193) effective July 24, 1996)
          10.8           -- Share and Warrant Purchase Agreement, dated as of
                            February 27, 1997, between Visual Edge and Status-One
                            Investments Inc. (Incorporated by reference to Exhibit
                            10.11 to the Registrant's Registration Statement on Form
                            SB-2 (Registration No. 333-24675) filed April 7, 1997)
          10.9           -- Bridge Securities Purchase Agreement, dated as of June
                            13, 1997, among Visual Edge and Infinity Investors
                            Limited, Infinity Emerging Opportunities Limited, Sandera
                            Partners, L.P. and Lion Capital Partners, L.P.
                            (collectively with their transferees, the "Funds")
                            (Incorporated by reference to Exhibit 99.1 to the
                            Registrant's Current Report on Form 8-K filed June 23,
                            1997)
          10.10          -- Registration Rights Agreement, dated as of June 13, 1997, among Visual Edge and the Funds (Incorporated by
                            reference to Exhibit 99.2 to the Registrant's Current
                            Report on Form 8-K filed June 23, 1997)
          10.11          -- Transfer Agent Agreement, dated as of June 13, 1997,
                            among Visual Edge, the Funds and American Stock Transfer
                            & Trust Company (Incorporated by reference to Exhibit
                            99.3 to our Report on Form 8-K filed June 23, 1997)
          10.12          -- Purchase Agreement, dated as of March 27, 1998, among
                            Visual Edge and Marion Interglobal, Ltd. (Incorporated by
                            reference to Exhibit 10.16 to the Registrant's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997)
          10.13          -- Registration Rights Agreement, dated as of March 27,
                            1998, among Visual Edge and Marion Interglobal, Ltd.
                            (Incorporated by reference to Exhibit 10.17 to the
                            Registrant's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 1997)
          10.14          -- First Amendment to Bridge Securities Purchase Agreement
                            and Related Documents, dated as of December 31, 1997,
                            among Visual Edge and the Funds (Incorporated by
                            reference to Exhibit 99.1 to the Registrant's Current
                            Report on Form 8-K filed February 9, 1998)

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          10.15          -- Second Amendment to Bridge Securities Purchase Agreement
                            and Related Documents, dated as of March 27, 1998, among
                            Visual Edge, Infinity Investors Limited, Infinity
                            Emerging Opportunities Limited, Summit Capital Limited
                            (as the transferee of Sandera Partners, L.P.) and Glacier
                            Capital Limited (as the transferee of Lion Capital
                            Partners, L.P.) (Incorporated by reference to Exhibit
                            10.18 to the Registrant's Annual Report on Form 10-K for
                            the fiscal year ended December 31, 1997)
          10.16          -- Third Amendment to Bridge Securities Purchase Agreement
                            and Related Documents, dated as of December 29, 1998,
                            among Visual Edge, Infinity Investors Limited, IEO
                            Holdings Limited (as the transferee from Infinity
                            Emerging Opportunities Limited), Summit Capital Limited
                            (as the transferee of Sandera Partners, L.P.) and Glacier
                            Capital Limited (as the transferee of Lion Capital
                            Partners, L.P.) (Incorporated by reference to Exhibit
                            99.1 to the Registrant's Current Report on Form 8-K filed
                            January 8, 1999)
          10.17          -- Security Agreement, dated February 6, 1998, between the
                            Company and HW Partners, L.P., as agent for and
                            representative of the Funds. (Incorporated by reference
                            to Exhibit 99.2 to the Registrant's Current Report on
                            Form 8-K filed February 9, 1998)
          10.18          -- Form of Warrant Certificate. (Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on
                            Form 8-K filed February 9, 1998)
          10.19          -- Amendment, dated as of December 31, 1998, to License
                            Agreement dated as of March 1, 1995, by and between Greg
                            Norman and Great White Shark Enterprises, Inc. and Visual
                            Edge, as amended on April 19, 1996, October 18, 1996 and
                            June 3, 1997 (Incorporated by reference to Exhibit 10.19
                            to the Registrant's Annual Report on Form 10-KSB for the
                            fiscal year ended December 31, 1998)
          10.21          -- Sublease Agreement, dated as of September 29, 1999, by
                            and between Visual Edge and Sensormatic Electronics
                            Corporation (Previously filed on April 14, 2000 with Form
                            10-K for fiscal year ended December 31, 2000)
          16             -- Letter, dated November 14, 1997, from KPMG Peat Marwick
                            LLP to the Securities and Exchange (Incorporated by
                            reference to Exhibit 1 to the Registrant's Current Report
                            on Form 8-K/A filed November 19, 1997)
          24             -- Power of Attorney (Previously filed on April 14, 2000
                            with Form 10-K for fiscal year ended December 31, 2000)
          27             -- Financial Data Schedule (Previously filed on April 14,
                            2000 with Form 10-K for fiscal year ended December 31,
                            2000)

---------------

 *  Indicates management contract or compensatory plan or arrangement.