Form 10QSB
period 2000-03-31
VISUAL EDGE SYSTEMS INC
filed 2000-05-22
CIK 1015172

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

Commission file number:  0-20995


                            VISUAL EDGE SYSTEMS INC.
       (Exact name of small business issuer as specified in its charter)

           DELAWARE
(State or other jurisdiction of                            13-3778895
 incorporation or organization)                (IRS Employer Identification No.)

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

         As of May 19, 2000 the issuer had 10,398,440 shares of Common Stock outstanding. The number of shares of common stock outstanding is currently subject to negotiations. See "Part II, Item 1 - Legal Proceedings."

                            VISUAL EDGE SYSTEMS INC.

                               TABLE OF CONTENTS


PART I            FINANCIAL INFORMATION

ITEM 1.           Financial Statements:

                  Balance Sheets                                                                              3
                           December 31, 1999 and March 31, 2000 (unaudited)
                  Statements of Operations                                                                    4
                           Three Months Ended March 31, 1999 and 2000 (unaudited)
                  Statements of Cash Flows                                                                    5
                           Three Months Ended March 31, 1999 and 2000 (unaudited)
                  Notes to Financial Statements                                                               6

ITEM 2.           Management's Discussion and Analysis or Plan of Operations                                 7-12


PART II           OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                           13

ITEM 2.           Changes in Securities and Use of Proceeds                                                   13

ITEM 3.           Defaults Upon Senior Securities                                                             14

ITEM 4.           Submission of Matters to a Vote of Security Holders                                         15

ITEM 5.           Other Information                                                                           15

ITEM 6.           Exhibits and Reports on Form 8-K                                                          16-18

                  Signatures                                                                                  20

                            VISUAL EDGE SYSTEMS INC.
                                 BALANCE SHEET

                                                                               DECEMBER 31,     MARCH 31,
                                                                                  1999            2000
                                                                              ------------    ------------
                                   ASSETS                                                      (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                                  $     19,724    $     10,484
   Accounts receivable                                                              32,765           2,634
   Inventories                                                                      57,894          54,518
   Prepaid expenses - advance royalties                                            150,000         144,806
   Other current assets                                                             49,407          21,656
                                                                              ------------    ------------
                  Total current assets                                             309,790         234,098

Fixed Assets, net                                                                1,404,097       1,178,560
Intangible Assets, net                                                              55,925          27,963
Investments-Restricted                                                             200,000              --
                                                                              ------------    ------------
                  Total Assets                                                $  1,969,812    $  1,440,621
                                                                              ============    ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                                           $    137,772         104,257
   Accrued expenses                                                                476,229         560,693
   Preferred stock dividend payable                                                     --         123,750
   Other current liabilities                                                        78,151         173,362
   Current maturities of equipment loans                                           174,779              --
   Convertible debt                                                              1,406,762       1,457,824
                                                                              ------------    ------------
                  Total Current Liabilities                                      2,273,693       2,419,886

Short-term notes payable                                                                --         209,682
                                                                              ------------    ------------
                  Total Liabilities                                              2,273,693       2,629,568
                                                                              ------------    ------------
                  Commitments and Contingencies (Notes 1, 2 and 3)

Stockholders' Deficit:
Series A-2 Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 6,000 shares issued and outstanding at December 31, 1999
  and March 31, 2000                                                             6,000,000       6,000,000
Common Stock, $.01 par value, 20,000,000 shares authorized, 10,398,440 shares issued and outstanding at December 31, 1999 and March 31,
  2000                                                                             103,984         103,984
Additional paid in capital                                                      17,765,679      17,765,679
Accumulated deficit                                                            (24,173,544)    (25,058,610)
                                                                              ------------    ------------
                  Total stockholders' deficit                                     (303,881)     (1,188,947)
                                                                              ------------    ------------
         Total liabilities and stockholders' deficit                          $  1,969,812    $  1,440,621
                                                                              ============    ============


   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                             ----------------------------
                                                 1999             2000
                                             ------------    ------------
Sales                                        $    320,397    $    105,252

Cost of Sales                                     479,376         203,585
                                             ------------    ------------
Gross Profit (Loss)                              (158,979)        (98,333)
                                             ------------    ------------
Operating Expenses:
   General and administrative                     611,475         358,071
   Selling and marketing                          162,951         113,321
   Noncash stock compensation expense              17,500              --
                                             ------------    ------------
             Total operating expenses             791,926         471,392
                                             ------------    ------------
             Operating loss                      (950,905)       (569,725)
                                             ------------    ------------

Other income (Expense):
   Interest income                                 35,449           1,860
   Interest expense                               (52,640)        (83,956)
   Amortization of deferred financing fees        (52,239)        (43,690)
   Loss on sale of fixed assets                        --         (63,032)
   Financing fees                                      --          (2,773)
                                             ------------    ------------
             Total other income (expense)         (69,430)       (191,591)
                                             ------------    ------------
             Net loss                          (1,020,335)       (761,316)
Preferred Stock Dividend                               --         123,750
                                             ------------    ------------
Net loss to common stockholders              $ (1,020,335)   $   (885,066)
                                             ============    ============

Net loss per share, basic and diluted        $      (0.10)   $      (0.09)
                                             ============    ============

Weighted average common shares outstanding     10,395,329      10,398,440
                                             ============    ============






   The accompanying notes are an integral part of these financial statements.

                           VISUAL EDGE SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                               FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              --------------------------
                                                                                  1999          2000
                                                                              -----------    -----------
Operating activities:
Net loss                                                                      $(1,020,335)   $  (761,316)
Adjustments to reconcile net loss to net cash used in operating activities:
   Non-cash stock compensation expense                                             17,500             --
   Depreciation and amortization                                                  222,273        169,169
   Amortization of deferred financing expenses                                     52,239         43,690
   Loss on disposal of fixed assets                                                    --         63,032
   Changes in assets and liabilities:
      Decrease in accounts receivable                                              18,931         30,131
      Decrease in other current assets                                             16,709         27,751
      Decrease in prepaid expense - advance royalties                              13,048          5,194
      Decrease in inventories                                                      (1,978)         3,376
      Decrease in restricted investments                                           76,423             --
      Decrease in accounts payable                                                (47,330)       (33,515)
      (Decrease) increase in accrued expenses                                     (47,598)        84,464
      Increase in other current liabilities                                       133,897         95,211
                                                                              -----------    -----------
                  Net cash used in operating activities                          (566,221)      (272,813)
                                                                              -----------    -----------
Investing activities:
   Capital expenditures                                                            (7,679)       (13,403)
   Proceeds from the sale of assets                                                51,145         77,405
   Proceeds from the sale of short-term investments                               700,000        200,000
                                                                              -----------    -----------
         Net cash provided by investing activities                                743,466        264,002
                                                                              -----------    -----------
Financing activities:
   Repayment of borrowings                                                       (142,575)      (210,111)
   Borrowings on short-term notes payable, net                                         --        209,682
                                                                              -----------    -----------
         Net cash used in financing activities                                   (142,575)          (429)
                                                                              -----------    -----------
         Net change in cash and cash equivalents                                   34,670         (9,240)
Cash and cash equivalents at beginning of period                                  244,346         19,724
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $   279,016    $    10,484
                                                                              ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                     $    21,702    $     2,043
                                                                              ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED

(1)      BASIS OF PRESENTATION

         The financial statements included herein have been prepared by Visual Edge Systems Inc. ("Visual Edge" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations and cash flows for the three month period ended March 31, 2000, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 2000. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 1999.

The unaudited financial statements present the information based on the number of shares of Common Stock outstanding using 10,398,440 shares. Infinity Investors Limited ("Infinity") has given notice to the Company that it intends to convert certain of its shares of Series A-2 Convertible Preferred Stock of the Company into 9,594,857 shares of Common Stock. The conversion is currently the subject of negotiations described in more detail in other sections of this filing and in the Company's Amendment No. 1 to Form 10-KSB for the year ended December 31, 1999. If Infinity's conversion is ultimately recognized by a court or the Company, the per share information would be significantly lower due to the dilutive effect of such a conversion. See "Part II, Item 1. - Legal Proceedings."

(2)      GOING CONCERN MATTERS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended March 31, 1999 and 2000, the Company incurred losses of $1,020,335 and $761,316, respectively, and at March 31, 2000, its current liabilities exceeded its current assets by approximately $2,186,000 and its accumulated deficit is approximately $25 million. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

(3)      DEFAULT ON DEBT

         Visual Edge has not paid interest owed on Visual Edge's outstanding Convertible Notes since March 31, 1999. As of March 31, 2000, the amount of unpaid accrued interest on the Convertible Notes was approximately $123,750. Visual Edge has outstanding $1,500,000 face amount of Convertible Notes held by Infinity, Summit Capital Limited and Glacier Capital Limited. Interest on the Convertible Notes is payable quarterly. The non-payment of such interest constitutes an Event of Default under the Convertible Notes and related agreements. As of the date of this filing, the holders of the Convertible Notes have neither declared a default nor given notice of acceleration of the amounts owed under the Convertible Notes.

         In addition, on March 31, 2000 Visual Edge was obligated to pay a dividend to the holders of its Series A-2 Convertible Preferred Stock. The amount of this dividend is $123,750, which has not been distributed. The non-payment of these dividends constitutes an Event of Default under the terms of the Series A-2 Convertible Preferred Stock as of the date of this filing, the holders of the Series A-2 Convertible Preferred Stock have not declared a default under the terms of the Series A-2 Convertible Preferred Stock.

                            VISUAL EDGE SYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Visual Edge which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. Such factors include, but are not limited to, the Company's limited availability of cash and working capital; operating losses and accumulated deficit; limited operating history; risks related to operations; competition; risk related to trademarks and proprietary rights; dependence on management; and other factors discussed in the Company's filings with the Securities and Exchange Commission and the section entitled "Risk Factors" contained herein.

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


RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to three months ended March 31, 1998

         Sales for the three months ended March 31, 2000 decreased approximately $215,000 or 67.2% to $105,252 from $320,397 for the three months ended March 31, 1999. This decrease in sales in the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, is primarily due to the Company's prior management causing severe decreases in Visual Edge's sales staff and sales efforts during the last three months of 1999.

         The cost of sales for the three months ended March 31, 2000 decreased approximately $276,000 or 57.5% to $203,585 from $479,376 for the three months ended March 31, 1999. This decrease in the cost of sales is primarily attributable to Visual Edge's reduced sales and decision to decrease the use of mobile production vehicles at events and increase the use of portable video equipment with producting occurring at Visual Edge's production facility.

         Operating expenses for the three months ended March 31, 2000 decreased approximately $321,000 or 40.5% to $471,392 from $791,926 for the three months ended March 31, 1999. This decrease in the three months ended March 31, 2000 operating expenses is attributable primarily to a decrease in executive salaries and benefits and salaries and benefits relating to processing facility personnel. This decrease was partially offset by an increase in legal fees.

         As a result of the above, operating loss for the three months ended March 31, 2000 decreased approximately $381,000 or 40.1% to $569,725 from $950,905 for the three months ended March 31, 1999.

         Interest income for the three months ended March 31, 2000 decreased approximately $33,600 or 94.8% to $1,860 from $35,449 for the three months ended March 31, 1999. This decrease is a result of the redemption of certificates of deposit that were used to secure equipment financing, which was terminated in 1999. Interest expense for the three months ended March 31, 2000 increased approximately $31,300 or 59.4% to $83,956 from 52,640 for the three months ended March 31, 1999. This increase in interest expense is primarily due to short term notes payable obtained in 2000.

         Net loss for the three months ended March 31, 2000 decreased approximately $259,000 or 25.4% to $761,316 from $1,020,335 for the three months ended March 31, 1999. Net loss per share for the three months ended March 31, 2000 decreased 10% to $.09 from $.10 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Visual Edge does not currently maintain a bank credit facility. Visual Edge has historically financed its operations primarily through the sale of equity securities or instruments convertible into equity securities. On March 31, 2000, Visual Edge had cash and cash equivalents of $10,484 and a working capital deficit of approximately $2,186,000, as compared to cash and cash equivalents of $19,724 and a working capital deficit of approximately $1,964,000 at December 31, 1999. Net cash used in operating activities for the three months ended March 31, 2000 was $272,813. Net cash provided by investing activities in the three months ended March 31, 2000 was $264,002, and $429 was used in financing activities for a total decrease in cash and cash equivalents of $9,240. Net cash used in operating activities for the three months ended March 31, 1999 was $566,221. Net cash provided by investing activities in the three months ended March 31, 1999 was $743,466, and $142,575 was used in financing activities, for a total increase in cash and cash equivalents in the three months ended March 31, 1999 of $34,670.

         On March 31, 2000, Visual Edge had stockholders deficit of $1,188,947, as compared to stockholders deficit of $303,881 at December 31, 1999.

         Visual Edge has not paid interest owed on Visual Edge's outstanding Convertible Notes since March 31, 1999. As of March 31, 2000, the amount of unpaid accrued interest on the Convertible Notes was approximately $123,750. Visual Edge has outstanding $1,500,000 face amount of Convertible Notes held by Infinity, Summit Capital Limited and Glacier Capital Limited. Interest on the Convertible Notes is payable quarterly. The non-payment of such interest constitutes an Event of Default under the Convertible Notes and related agreements. As of the date of this filing, the holders of the Convertible Notes have neither declared a default nor given notice of acceleration of the amounts owed under the Convertible Notes.

         In addition, on March 31, 2000 Visual Edge was obligated to pay a dividend to the holders of its Series A-2 Convertible Preferred Stock. The amount of this dividend is $123,750, which has not been distributed. The non-payment of these dividends constitutes an Event of Default under the terms of the Series A-2 Convertible Preferred Stock as of the date of this filing, the holders of the Series A-2 Convertible Preferred Stock have not declared a default under the terms of the Series A-2 Convertible Preferred Stock.

         Visual Edge will require further cash or a reduction in operating expenses at the current revenue levels to satisfy Visual Edge's contemplated working capital requirements for the three months ended March 31, 2000. If Visual Edge is unable to raise cash or finance its operations from cash flow, it may exhaust its cash resources by the year-end and may be forced to curtail or cease its operations.

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

CERTAIN RISK FACTORS

         Readers of this report on Form 10-QSB or any of our press releases should carefully consider the following risk factors, in addition to the other information contained herein. This report on Form 10-QSB and our press releases contain statements of a forward-looking nature relating to future events or the future financial performance of Visual Edge within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby. Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified herein, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

         VISUAL EDGE HAS EXPERIENCED SIGNIFICANT AND CONTINUING LOSSES. As of March 31, 2000, Visual Edge had an accumulated deficit of $25,058,610. We incurred a net loss of $761,316 for the three months ended March 31, 2000. We believe that Visual Edge will continue to incur losses until Visual Edge generates sufficient revenues to offset the operating costs associated with commercializing its products. These losses could limit our ability to grow and to raise new funds and could ultimately jeopardize our ability to remain in business.

         OUR PERFORMANCE MAY PREVENT VISUAL EDGE FROM OBTAINING ADDITIONAL CAPITAL. As a result of our continuing losses, the low market price of our common stock and the delisting of our common stock from the Nasdaq SmallCap Market, we believe that it will be very difficult, if not impossible, for Visual Edge to raise additional capital in the future. As of March 31, 2000, Visual Edge had a total of cash and cash equivalents of $10,484. Visual Edge is unlikely to become profitable in the reasonably foreseeable future. Accordingly, if Visual Edge cannot raise new funds, Visual Edge may exhaust its cash resources and be unable to continue in business.

         THE VALUE OF VISUAL EDGE'S SECURITIES COULD DECREASE UPON THE ISSUANCE OF ADDITIONAL SECURITIES BY VISUAL EDGE. As a result of the decline in the market price of the common stock and the delisting of our common stock from the Nasdaq SmallCap Market, as well as the non-payment of accrued interest and dividends on the Convertible Notes and Series A-2 Convertible Preferred Stock, the holders of our Series A-2 Convertible Preferred Stock and Convertible Notes have the right to convert their securities into shares of common stock based on a formula using a percentage of the market price for the common stock. Infinity, the holder of Series A-2 Convertible Preferred Stock and Convertible Notes, has given notice to convert 1,627 shares of its Preferred Stock into 9,594,857 shares of common stock. See Part II, Item 1 "Legal Proceedings." This conversion, if recognized by Visual Edge, could result in substantial dilution to the other holders of common stock. Any additional conversions using this formula would result in additional substantial dilution to the other holders of common stock.

         Additionally, as of March 31, 2000 there were a substantial number of outstanding options and warrants to purchase shares of our common stock. The exercise of any of these options or warrants will also have a dilutive effect on our stockholders. Furthermore, holders of such options or warrants are more likely to exercise them at times when Visual Edge could obtain additional equity capital on terms that are more favorable to us than those provided in the options or warrants. As a result, exercise of the options or warrants may adversely affect the terms of such financing. The sale of a substantial number of our common stock may adversely affect the prevailing price of such common stock in the public market and may impair our ability to raise capital through the sale of its equity securities.

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

         OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ SMALLCAP MARKET AND IS SUBJECT TO ADDITIONAL SIGNIFICANT RISKS. Because we were unable to meet Nasdaq's listing requirements, Visual Edge was delisted from the Nasdaq SmallCap Market as of June 1, 1999. The delisting of our common stock means that, among other things, fewer investors have access to trade our common stock which will limit our ability to raise capital through the sale of our securities. In addition, our common stock is subject to penny stock regulations, which could cause fewer brokers and market makers to execute trades in our common stock. This is likely to hamper our common stock trading with sufficient volume to provide liquidity and could cause our stock price to further decrease.

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

         VISUAL EDGE MAY NOT BE ABLE TO CARRY OUT OUR ACQUISITION STRATEGY. Visual Edge has recently adopted an acquisition strategy to expand our product offerings. This strategy focuses on technology companies. To be suitable for acquisition by Visual Edge, these companies must be small enough to be affordable yet profitable. These candidates may be few in number and may attract offers from companies with greater financial resources than Visual Edge. We cannot assure you that Visual Edge will be able to locate suitable acquisition targets or that Visual Edge will be able to complete any acquisitions.

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

                            VISUAL EDGE SYSTEMS INC.
                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

PROCEEDINGS WITH STOCKHOLDERS

         On August 2, 1999, Infinity filed suit in Delaware Chancery Court against Visual Edge and three of our then current officers and directors, Earl Takefman, Richard Parker, and Thomas Peters (Infinity Investors Limited v. Earl
T. Takefman, et al.; Civil Action No. 17347-NC, in the Court of Chancery of the State of Delaware in and for New Castle County). In its original complaint in that action, Infinity sought, among other things, injunctive relief to prevent the defendants from interfering with Infinity's alleged rights to convert Preferred Stock to common stock, as well as from interfering with the subsequent removal of Messrs. Takefman, Parker, and Peters as directors and officers of Visual Edge. The original complaint also disclosed Infinity's intention to convert certain shares of our convertible Preferred Stock into approximately 9,600,000 shares of our common stock. Infinity asserts that an event of default under Infinity's securities purchase agreement with Visual Edge occurred when our common stock was delisted from the Nasdaq SmallCap Market and a listing on a comparable market or exchange was not obtained within the applicable period. Infinity further asserted that the occurrence of such an event provides it with the aforementioned conversion rights.

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

         Currently, Visual Edge is in discussion with Infinity regarding the conversion of Series A-2 Convertible Preferred Stock into Common Stock.

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

PROCEEDINGS WITH GREG NORMAN AND HIS AFFILIATES

         By letter dated July 30, 1999, Great White Shark Enterprises, Inc. placed Visual Edge on notice of certain alleged defaults with respect to the License Agreement, dated March 1, 1995, as amended, by and among Great White Shark, Greg Norman, and Visual Edge, pursuant to which Great White Shark and Mr. Norman, as licensors, have granted to Visual Edge, among other things, the right to use the name and likeness of Greg Norman in connection with the One-on-One product sold by Visual Edge. Mr. Norman alleged in that default notice that Visual Edge had failed to pay certain royalties and had failed to comply with certain other covenants of the Greg Norman license. Pursuant to its terms, the Greg Norman license terminates, upon the option of Norman, 90 days following notice thereof if a monetary default is not cured within 10 days, or a non-monetary default is not cured within 30 days, from the date of notice of default. To address these issues, the parties to this agreement entered into an amendment of the agreement in January 2000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company has outstanding $1,500,000 face amount of Convertible Notes held by Infinity, Summit Capital Limited and Glacier Capital Limited. Interest on the Convertible Notes is payable quarterly. The Company has not made interest payments on the Convertible Notes for interest accruing during the second and third quarters of 1999 and the first quarter of 2000. As of May 11, 2000, the amount of unpaid accrued interest owed to the holders of the Convertible Notes was $123,750. The non-payment of such interest constitutes an Event of Default under the Notes and related agreements. As of the date of this filing, the holders of the Convertible Notes have neither declared a default nor given notice of acceleration of the amounts owed under the Notes.

         In addition, Infinity has declared an Event of Default, under the terms of the Preferred Stock it holds, based on the Company's delisting from the Nasdaq SmallCap Market and its failure to attain the same or a similar listing within the cure period. Based on this Event of Default, Infinity has given notice that it intends to convert 1,627 shares of its Preferred Stock into 9,594,857 shares of Common Stock pursuant to a conversion formula based on market price and contained in the Certificate of Designation pertaining to such Preferred Stock. This conversion is currently the subject of discussions between the Company and Infinity and the effects of such conversion have not been reflected in this filing pending the outcome of such litigation. See "Part II,
Item 1. - Legal Proceedings." In addition, on March 31, 2000 Visual Edge was obligated to pay a dividend to the holders of its Series A-2 Convertible Preferred Stock in the amount of $123,750. This dividend which has not been distributed, and such failure constitutes an event of default under the terms of Series A-Z Convertible Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

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

10.1   --     License Agreement, dated March 1, 1995, between Great White Shark
              Enterprises, Inc. and Visual Edge, as supplemented (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration
              Statement on Form SB-2 (Registration No. 333-5193) effective July
              24, 1996)

10.2   --     Amendment to License Agreement, dated as of June 3, 1997, by and among Visual Edge, Greg Norman and Great White Shark Enterprises,
              Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed June 27, 1997)

10.3   --     Amendment to License Agreement, dated as of January 1, 2000, by and among Visual Edge, Greg Norman and Great White Shark
              Enterprises, Inc. (Incorporated by reference to Form 10-K for fiscal year ended December 31, 1999 filed on April 14, 2000)

10.4   --     Employment Agreement, dated as of May 1, 1996, between Thomas S.
              Peters and Visual Edge, as amended (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form
              SB-2 (Registration No. 333-5193) effective July 24, 1996)

10.5   --     Amended and Restated 1996 Stock Option Plan (Incorporated by
              reference to our 1996 definitive Proxy Statement filed on April
              7, 1997)

10.6   --     Lease Agreement by and between Fairfax Boca 92, L.P., a Georgia limited partnership, and Visual Edge Systems, Inc. for offices located at 901 Yamato Road, Boca Raton, Florida (Incorporated by reference to Form 10-K for fiscal year ended December 31, 1999 filed on April 14, 2000)

10.7   --     Assignment, dated April 19, 1996 from Thomas S. Peters to Visual
              Edge (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration
              No. 333-5193) effective July 24, 1996)

10.8   --     Share and Warrant Purchase Agreement, dated as of February 27,
              1997, between Visual Edge and Status-One Investments Inc.
              (Incorporated by reference to Exhibit 10.11 to the Registrant's
              Registration Statement on Form SB-2 (Registration No. 333-24675)
              filed April 7, 1997)

10.9   --     Bridge Securities Purchase Agreement, dated as of June 13, 1997,
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

10.21  --     Sublease Agreement, dated as of September 29, 1999, by and between Visual Edge and Sensormatic Electronics Corporation
              (Incorporated by reference to Form 10-K for fiscal year ended
              December 31, 2000 filed on April 14, 2000)

27     --     Financial Data Schedule (Filed herewith)

              (b)      Reports on Form 8-K
              None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VISUAL EDGE SYSTEMS INC.



                                  By:      /s/ Ronald F. Seale
                                     ------------------------------------------
                                           Ronald F. Seale
                                           Chairman and Chief Executive Officer
                                           and Principal Financial Officer
May 22, 2000

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
3.1    --     Certificate of Incorporation of Visual Edge, as amended
              (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2
              (Registration No. 333-5193) effective July 24, 1996)

3.2    --     Amended and Restated By-Laws of Visual Edge (Incorporated by
              reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's
              Registration Statement on Form SB-2 (Registration No. 333-5193)
              effective July 24, 1996)

3.3    --     Certificate of Designation for Series A-2 Convertible Preferred
              Stock (Incorporated by reference to Exhibit A to the Third
              Amendment to Bridge Securities Purchase Agreement and Related
              Documents, dated as of December 29, 1998, among Visual Edge,
              Infinity Investors Limited, IEO Holdings Limited (as the
              transferee from Infinity Emerging Opportunities Limited), Summit
              Capital Limited (as the transferee of Sandera Partners, L.P.) and
              Glacier Capital Limited (as the transferee of Lion Capital
              Partners, L.P.), which is filed as Exhibit 99.1 to the
              Registrant's Current Report on Form 8-K filed January 8, 1999)

4.1    --     Form of Specimen Common Stock Certificate (Incorporated by
              reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's
              Registration Statement on Form SB-2 (Registration No. 333-5193)
              effective July 24, 1996)

4.2    --     Form of Specimen Redeemable Warrant Certificate (Incorporated by
              reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's
              Registration Statement on Form SB-2 (Registration No. 333-5193)
              effective July 24, 1996)

4.3    --     Form of Warrant Agreement between Visual Edge and Whale
              Securities Co., L.P. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2
              (Registration No. 333-5193) effective July 24, 1996)

4.4    --     Form of Warrant among American Stock Transfer & Trust Company,
              Visual Edge and Whale Securities Co., L.P. (Incorporated by
              reference to Exhibit 4.3 to the Registrant's Registration
              Statement on Form SB-2 (Registration No. 333-5193) effective July
              24, 1996)

4.5    --     Form of Warrant Certificate issued to investors in the March 1997
              Bridge Financing (Incorporated by reference to Exhibit 4.5 to the
              Registrant's Registration Statement on Form SB-2 (Registration
              No. 333-24675) filed April 7, 1997)

4.6    --     Form of Common Stock Purchase Warrant issued to investors in the
              Infinity Bridge Financing (Incorporated by reference to Exhibit
              99.4 to the Registrant's Current Report on Form 8-K filed June
              23, 1997)

4.7    --     Form of Convertible Note issued to investors in the Infinity
              Bridge Financing (Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

4.8    --     Form of Common Stock Purchase Warrant issued to Vision Financial
              Group, Inc. (Incorporated by reference to Exhibit 4.8 to the
              Registrant's Quarterly Report on Form 10-QSB filed November 14,
              1997)


4.9    --     Form of Common Stock Purchase Warrant issued to investors in the
              Infinity Bridge Financing in connection with the amendment to such financing (Incorporated by reference to Exhibit 99.3 to the
              Registrant's Current Report on Form 8-K filed February 9, 1998)

10.1   --     License Agreement, dated March 1, 1995, between Great White Shark
              Enterprises, Inc. and Visual Edge, as supplemented (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration
              Statement on Form SB-2 (Registration No. 333-5193) effective July
              24, 1996)

10.2   --     Amendment to License Agreement, dated as of June 3, 1997, by and among Visual Edge, Greg Norman and Great White Shark Enterprises,
              Inc. (Incorporated by reference to Exhibit 99.1 to the
              Registrant's Current Report on Form 8-K/A filed June 27, 1997)

10.3   --     Amendment to License Agreement, dated as of January 1, 2000, by and among Visual Edge, Greg Norman and Great White Shark
              Enterprises, Inc. (Incorporated by reference to Form 10-K for fiscal year ended December 31, 1999 filed on April 14, 2000)

10.4   --     Employment Agreement, dated as of May 1, 1996, between Thomas S.
              Peters and Visual Edge, as amended (Incorporated by reference to
              Exhibit 10.5 to the Registrant's Registration Statement on Form
              SB-2 (Registration No. 333-5193) effective July 24, 1996)

10.5   --     Amended and Restated 1996 Stock Option Plan (Incorporated by
              reference to our 1996 definitive Proxy Statement filed on April
              7, 1997)

10.6   --     Lease Agreement by and between Fairfax Boca 92, L.P., a Georgia limited partnership, and Visual Edge Systems, Inc. for offices located at 901 Yamato Road, Boca Raton, Florida (Incorporated by
              reference to Form 10-K for fiscal year ended December 31, 1999 filed on April 14, 2000)

10.7   --     Assignment, dated April 19, 1996 from Thomas S. Peters to Visual
              Edge (Incorporated by reference to Exhibit 10.11 to the
              Registrant's Registration Statement on Form SB-2 (Registration
              No. 333-5193) effective July 24, 1996)

10.8   --     Share and Warrant Purchase Agreement, dated as of February 27,
              1997, between Visual Edge and Status-One Investments Inc.
              (Incorporated by reference to Exhibit 10.11 to the Registrant's
              Registration Statement on Form SB-2 (Registration No. 333-24675)
              filed April 7, 1997)

10.9   --     Bridge Securities Purchase Agreement, dated as of June 13, 1997, among Visual Edge and Infinity Investors Limited, Infinity
              Emerging Opportunities Limited, Sandera Partners, L.P. and Lion
              Capital Partners, L.P. (collectively with their transferees, the
              "Funds") (Incorporated by reference to Exhibit 99.1 to the
              Registrant's Current Report on Form 8-K filed June 23, 1997)

10.10  --     Registration Rights Agreement, dated as of June 13, 1997, among
              Visual Edge and the Funds (Incorporated by reference to Exhibit
              99.2 to the Registrant's Current Report on Form 8-K filed June
              23, 1997)

10.11  --     Transfer Agent Agreement, dated as of June 13, 1997, among Visual
              Edge, the Funds and American Stock Transfer & Trust Company
              (Incorporated by reference to Exhibit 99.3 to our Report on Form
              8-K filed June 23, 1997)

10.12  --     Purchase Agreement, dated as of March 27, 1998, among Visual Edge and Marion Interglobal, Ltd. (Incorporated by reference to
              Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1997)


10.13  --     Registration Rights Agreement, dated as of March 27, 1998, among
              Visual Edge and Marion Interglobal, Ltd. (Incorporated by
              reference to Exhibit 10.17 to the Registrant's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1997)

10.14  --     First Amendment to Bridge Securities Purchase Agreement and
              Related Documents, dated as of December 31, 1997, among Visual
              Edge and the Funds (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed February 9,
              1998)

10.15  --     Second Amendment to Bridge Securities Purchase Agreement and
              Related Documents, dated as of March 27, 1998, among Visual Edge,
              Infinity Investors Limited, Infinity Emerging Opportunities
              Limited, Summit Capital Limited (as the transferee of Sandera
              Partners, L.P.) and Glacier Capital Limited (as the transferee of
              Lion Capital Partners, L.P.) (Incorporated by reference to
              Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1997)

10.16  --     Third Amendment to Bridge Securities Purchase Agreement and
              Related Documents, dated as of December 29, 1998, among Visual
              Edge, Infinity Investors Limited, IEO Holdings Limited (as the
              transferee from Infinity Emerging Opportunities Limited), Summit
              Capital Limited (as the transferee of Sandera Partners, L.P.) and
              Glacier Capital Limited (as the transferee of Lion Capital
              Partners, L.P.) (Incorporated by reference to Exhibit 99.1 to the
              Registrant's Current Report on Form 8-K filed January 8, 1999)

10.17  --     Security Agreement, dated February 6, 1998, between the Company and HW Partners, L.P., as agent for and representative of the
              Funds. (Incorporated by reference to Exhibit 99.2 to the
              Registrant's Current Report on Form 8-K filed February 9, 1998)

10.18  --     Form of Warrant Certificate. (Incorporated by reference to
              Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed
              February 9, 1998)

10.19  --     Amendment, dated as of December 31, 1998, to License Agreement dated as of March 1, 1995, by and between Greg Norman and Great
              White Shark Enterprises, Inc. and Visual Edge, as amended on
              April 19, 1996, October 18, 1996 and June 3, 1997 (Incorporated
              by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)

10.21  --     Sublease Agreement, dated as of September 29, 1999, by and between Visual Edge and Sensormatic Electronics Corporation
              (Incorporated by reference to Form 10-K for fiscal year ended
              December 31, 2000 filed on April 14, 2000)

27     --     Financial Data Schedule (Filed herewith)