Form 10QSB
period 2000-06-30
VISUAL EDGE SYSTEMS INC
filed 2000-08-21
CIK 1015172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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

         As of August 7, 2000, the issuer had 19,993,297 shares of common stock outstanding.

                            VISUAL EDGE SYSTEMS INC.

                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

ITEM 1.           Financial Statements:

                  Balance Sheets......................................................................3

                         June 30, 2000 and December 31, 1999 (unaudited)

                  Statements of Operations............................................................4

                         Three and Six Months Ended June 30, 2000 and 1999 (unaudited)

                  Statements of Cash Flows............................................................5

                         Six Months Ended June 30, 2000 and 1999 (unaudited)

                  Notes to Financial Statements.......................................................6

ITEM 2.           Management's Discussion and Analysis or Plan of Operations..........................7


PART II           OTHER INFORMATION


ITEM 1.           Legal Proceedings..................................................................17


ITEM 2.           Changes in Securities and Use of Proceeds..........................................18


ITEM 3.           Defaults upon Senior Securities....................................................18


ITEM 4.           Submission of Matters to a Vote of Security Holders................................19


ITEM 5.           Other Information..................................................................20


ITEM 6.           Exhibits and Reports on Form 8-K...................................................20

                  Signature..........................................................................23

                            VISUAL EDGE SYSTEMS INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                             ASSETS                                      December 31, 1999      June 30, 2000
                                                                         -----------------      -------------
Current assets:
         Cash and cash equivalents                                         $     19,724         $     17,350
         Accounts receivable                                                     32,765               78,887
         Inventories                                                             57,894               45,378
         Prepaid expenses - advance royalties                                   150,000              117,781
         Other current assets                                                    49,407               83,056
                                                                           ------------         ------------
                  Total current assets                                          309,790              342,452
Fixed assets, net                                                             1,404,097              976,211
Intangible assets, net                                                           55,925                   --
Investments - restricted                                                        200,000                   --
                                                                           ------------         ------------
                  Total assets                                             $  1,969,812         $  1,318,663
                                                                           ------------         ------------
             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                                                  $    137,772         $    384,796
         Accrued expenses                                                       476,229              734,761
         Preferred stock dividend payable                                            --              393,570
         Other current liabilities                                               78,151              201,711
         Current maturities of equipment loans                                  174,779                   --
         Convertible debt                                                            --            1,500,000
         Short-term notes payable                                                    --              231,209
                                                                           ------------         ------------
                  Total current liabilities                                     866,931            3,446,047
                                                                           ------------         ------------
         Convertible debt                                                     1,406,762                   --
                                                                           ------------         ------------
                  Total liabilities                                           2,273,693            3,446,047
                                                                           ------------         ------------
                  Commitments and contingencies  (Notes 1, 2 and 3)
Stockholders' deficit:
Series A-2 Convertible Preferred Stock, $.01 par value,                       6,000,000            4,373,000
    5,000,000 shares authorized, 6,000 shares issued and
    outstanding at December 31, 1999 and 4,373 issued and
    outstanding at June 20, 2000
Common stock, $.01 par value, 20,000,000 shares authorized,                     103,984              199,933
    10,398,440 shares issued and outstanding at December 31,
    1999 and  19,993,297 shares issued and outstanding at June
    30, 2000
Additional paid in capital                                                   17,765,679           19,296,731
Accumulated deficit                                                         (24,173,544)         (25,997,048)
                                                                           ------------         ------------
                           Total stockholders' deficit                         (303,881)          (2,127,384)
                                                                           ------------         ------------
                  Total liabilities and stockholders' deficit              $  1,969,812         $  1,318,663


   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,                                  JUNE 30,
                                                       ---------------------------------         ---------------------------------
                                                           1999                 2000                 1999                 2000
                                                       ------------         ------------         ------------         ------------
Sales                                                  $    916,904         $    540,643         $  1,237,301         $    645,895
Cost of sales                                               612,420              417,343            1,091,797              557,398
                                                       ------------         ------------         ------------         ------------
Gross profit (loss)                                         304,484              123,300              145,504               88,497
                                                       ------------         ------------         ------------         ------------
Operating expenses:
    General and administrative                              638,541              271,962            1,250,016              692,191
    Selling and marketing                                    94,288              112,318              274,739              225,639
                  Total operating expenses                  732,829              384,280            1,524,755              917,830
                                                       ------------         ------------         ------------         ------------
                  Operating loss                           (428,345)            (260,980)          (1,379,251)            (829,333)
                                                       ------------         ------------         ------------         ------------
Other income (expense):
    Interest income                                           6,945                  541               42,394                2,400
    Interest expense                                        (48,585)            (222,238)            (101,224)            (306,193)
    Amortization of deferred financing fees                 (53,630)             (42,176)            (105,869)             (85,866)
    State income tax                                             --               (1,071)                  --               (2,443)
    Loss on sale of fixed assets                                 --               36,313                   --              (26,719)
    Financing fees                                               --               (2,450)                  --               (5,224)
    Unusual and non-recurring expenses                           --             (176,556)                  --             (176,556)
                                                       ------------         ------------         ------------         ------------
         Total other income (expense)                       (95,270)            (407,637)            (164,699)            (600,601)
                                                       ------------         ------------         ------------         ------------
         Net loss before preferred stock dividends         (523,615)            (668,617)          (1,543,950)          (1,429,934)
Preferred stock dividends                                        --             (393,570)                  --             (393,570)
Net loss allocable to common stockholders              $   (523,615)        $ (1,133,742)        $ (1,543,950)        $ (1,823,504)
                                                       ------------         ------------         ------------         ------------
Net loss per share, basic and diluted                  $      (0.05)        $      (0.06)        $      (0.15)        $      (0.09)
                                                       ------------         ------------         ------------         ------------
Weighted average common shares outstanding               10,398,440           19,993,297           10,398,440           19,993,297
                                                       ------------         ------------         ------------         ------------


   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                   -------------------------------
                                                                                       1999                2000
                                                                                   -----------         -----------
Operating activities:
Net loss                                                                           $(1,543,950)        $(1,429,934)
Adjustments to reconcile net loss to net cash used in operating activities:
    Non-cash stock compensation expense                                                 17,500                  --
    Depreciation                                                                       445,192             369,634
    Amortization of deferred financing expenses                                        105,869              85,866
    Loss on disposal of fixed assets                                                        --              26,719
    Changes in assets and liabilities:
         Increase in accounts receivable                                               (39,488)            (46,122)
         Increase in other current assets                                              (18,631)            (33,649)
         Decrease in prepaid expense - advance royalties                                55,185              32,219
         Decrease in inventories                                                        (5,291)             12,516
         Decrease in restricted investments                                            151,137             200,000
         (Decrease) increase in accounts payable                                       (78,921)            247,024
         (Decrease) increase in accrued expenses                                       (68,674)            258,532
         Increase in other current liabilities                                          90,080             123,560
                                                                                   -----------         -----------
                  Net cash used in operating activities                               (889,992)           (153,635)
                                                                                   -----------         -----------
Investing activities:
    Capital expenditures                                                               (20,405)            (28,127)
    Proceeds from the sale of assets                                                    51,145             122,958
    Proceeds from the sale of short-term investments                                   925,000                  --
                                                                                   -----------         -----------
                  Net cash provided by investing activities                            955,740              94,831
                                                                                   -----------         -----------
Financing activities:
    Repayment of borrowings                                                           (289,204)           (174,779)
    Borrowings on short-term notes payable                                                  --             231,209
                                                                                   -----------         -----------
                  Net cash provided by (used in) financing activities                 (289,204)            (56,430)
                                                                                   -----------         -----------
                  Net change in cash and cash equivalents                             (223,456)             (2,374)
Cash and cash equivalents at beginning of period                                       244,346              19,724
                                                                                   -----------         -----------
Cash and cash equivalents at end of period                                         $    20,890         $    17,350
                                                                                   -----------         -----------
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                         $    48,585         $    24,563
                                                                                   -----------         -----------

   The accompanying notes are an integral part of these financial statements.

                            VISUAL EDGE SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The financial statements included herein have been prepared by Visual Edge Systems Inc. ("Visual Edge" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations and cash flows for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 2000. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 1999.

         The unaudited financial statements present the information based on the number of shares of common stock outstanding using 19,993,297 shares. In June 2000, the Company recognized the conversion by Infinity Investors Limited ("Infinity") of 1,627 shares of Series A-2 Convertible Preferred Stock of the Company owned by Infinity into 9,594,857 shares of common stock effective as of August 13, 1999. In July 2000, the Company entered into the Agreement and Fourth Amendment to Bridge Securities Purchase Agreement and Related Documents (the "Fourth Amendment") with Infinity, Glacier Capital Limited ("Glacier") and Summit Capital Limited ("Summit") whereby, upon satisfaction of certain conditions, each of Infinity, Glacier and Summit will convert all shares of the Company's Series A-2 Convertible Preferred Stock and Convertible Notes (collectively, the "Convertible Securities") owned by it based on a formula further described in "Recent Developments" below. The number of shares of common stock issuable upon a conversion using this formula is 26,756,660 before taking into account the reverse stock split discussed in "Recent Developments" below.

(2)      GOING CONCERN MATTERS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended June 30, 1999 and 2000, the Company incurred losses before preferred stock dividends of $1,543,950 and $1,429,934, respectively, and at June 30, 2000, its current liabilities exceeded its current assets by approximately $3,103,595 and its accumulated deficit is approximately $25,997,048. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

(3)      DEFAULT ON SENIOR SECURITIES

         Visual Edge has outstanding $1,500,000 face amount of Convertible Notes held by Infinity, Summit and Glacier. Interest on the Convertible Notes is payable quarterly. Visual Edge has not paid interest owed on Visual Edge's outstanding Convertible Notes since March 31, 1999. As of June 30, 2000, the amount of unpaid accrued interest on the Convertible Notes was $343,892. The non-payment of such interest constitutes an event of default under the Convertible Notes and related agreements. As of the date of this filing, the holders of the Convertible Notes have neither declared a default nor given notice of acceleration of the amounts owed under the Convertible Notes or the taking of any other recourse with respect to any default.

         Under the Fourth Amendment, each of Infinity, Glacier and Summit has agreed, upon satisfaction of certain conditions, not to convert the Convertible Securities owned by it or exercise any of its remedies against the Company before August 9, 2000. Furthermore, if the conditions are satisfied, Infinity, Glacier and Summit will convert their Convertible Securities on a formula further described in "Recent Developments" below. The number of shares of common stock issuable upon a conversion the formula mentioned above is 26,756,660 before taking into account the reverse stock split discussed in "Recent Developments" below.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Visual Edge which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those discussed in the Company's filings with the Securities and Exchange Commission and the section entitled "Risk Factors" contained herein.

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

         The majority of our cost of sales is contributed to Visual Edge's fixed operating costs which includes operator salaries, vehicle storage and depreciation and Visual Edge's fixed overhead expenses. Approximately 25.0% of the cost of sales are variable costs related to sales and production. These costs include the cost of the videotapes and CD-ROMs, royalties to Greg Norman and sales commissions. Visual Edge believes that significantly higher sales levels are needed before it may be able to generate profits. Management believes that Visual Edge will not achieve such sales levels in 2000 and no assurance can be given that Visual Edge will ever achieve such sales levels or that the variable costs will remain constant as a percent of sales or that Visual Edge will not incur additional fixed costs.

         Visual Edge has entered into an agreement with the Major League Baseball Players Association to produce Internet and other instructional products for baseball players of all skill levels worldwide. Visual Edge expects that this new product will feature the Major League Baseball stars, such as Barry Bonds, Jose Canseco, Nomar Garciaparra, J. Giambi, Shawn Green, Andruw Jones, Chipper Jones, Mark McGwire, Mike Piazza, Manny Ramirez and Alex Rodriguez. The filming of theses stars has already been completed. Visual Edge expects the first product to be available for distribution later this year.

         Visual Edge has announced that it intends to expand its operations to include the operation, development and financing of technology-oriented companies through subsidiaries and affiliated companies as further described below under "Recent Developments."

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to the three months ended June 30,
1999

         Sales for the three months ended June 30, 2000 decreased $376,261 or 41.0% to $540,643 from $916,904 for the three months ended June 30, 1999. This decrease in sales is primarily due to fewer events being performed. Additionally, Visual Edge's Canadian operations and the operations of Visual Edge's licensee for England ceased in the middle of 1999. Visual Edge has reduced the number of sales people by more than half and reduced the cost of a sale by more than 33.0% in connection with pursuing a new sales strategy including the Jim McLean/KSL Resorts program.

         The cost of sales for the three months ended June 30, 2000 decreased $195,077 or 31.9% to $417,343 from $612,420 for the three months ended June 30, 1999. This decrease in the cost of sales is attributable to Visual Edge's reduced sales and the increased use of portable video equipment at events with production occurring at Visual Edge's production facility in substitution for mobile production vehicles. Depreciation on mobile production vehicles not currently in use accounted for approximately 20.0% of the cost of sales for the six months ended June 30, 2000.

         Operating expenses for the three months ended June 30, 2000 decreased $348,549 or 47.6% to $384,280 from $732,829 for the three months ended June 30, 1999. This decrease is attributable primarily to a decrease in executive salaries and benefits as well as a reduction in salaried personnel. Our employee count decreased from 38 on June 30, 1999 to 18 on June 30, 2000. This decrease was partially offset by an increase in legal fees.

         As a result of the factors described above, operating loss for the three months ended June 30, 2000 decreased $167,365 or 39.1% to $260,980 from $428,345 for the three months ended June 30, 1999.

         Interest income for the three months ended June 30, 2000 decreased $6,404 to $541 from $6,945 for the three months ended June 30, 1999. The decrease is attributable to a reduction in restricted investments due to the redemption of certificates of deposit which were used to secure equipment financing that was terminated in January 2000.

         Interest expense for the three months ended June 30, 2000 increased $173,653 or 357.4% to $222,238 from $48,585 for the three months ended June 30, 1999. This increase in interest expense is primarily due to short term notes payable obtained in 2000 as well as a default rate of interest that accrued on the Convertible Notes. The existence of an event of default increased the interest rate on the Convertible Notes from 8.25% to 18.0% per annum.

         Visual Edge has classified certain expenses as unusual and non-recurring. These expenses include legal expenses pertaining to the reorganization of Visual Edge, as well as one time legal expenses unrelated to Visual Edge's normal operations, and are one-time expenses which are not likely to recur in the future. There were no such costs similar to these expenses in the comparable period of the prior year.

         Net loss before preferred stock dividends for the three months ended June 30, 2000 increased $145,002 or 27.7% to $668,617 from $523,615 for the three months ended June 30, 1999. Net loss per share for the three months ended June 30, 2000 increased 20.0% to $.06 from $.05 for the three months ended June 30, 1999.

\
Six months ended June 30, 2000 compared to the six months ended June 30, 1999

         Sales for the six months ended June 30, 2000 decreased $591,406 or 47.8% to $645,895 from $1,237,301 for the six months ended June 30, 1999. This decrease in sales is primarily due to fewer events being performed. Additionally, Visual Edge's Canadian operations and the operations of Visual Edge's licensee for England ceased in the middle of 1999. Visual Edge has reduced the number of sales people by more than half and reduced the cost of a sale by more than 33.0% in connection with pursuing a new sales strategy including the Jim McLean/KSL Resorts program.


         The cost of sales for the six months ended June 30, 2000 decreased $534,399 or 48.9% to $557,398 from $1,091,797 for the six months ended June 30,
1999. This decrease in the cost of sales is attributable to Visual Edge's reduced sales and the increased use of portable video equipment at events with production occurring at Visual Edge's production facility in substitution for mobile production vehicles. Depreciation on mobile production vehicles not currently in use accounted for approximately 20.0% of the cost of sales for the six months ended June 30, 2000.

         Operating expenses for the six months ended June 30, 2000 decreased $606,925 or 39.8% to $917,830 from $1,524,755 for the six months ended June 30,
1999. This decrease is primarily attributable to a decrease in executive salaries and benefits and, to a lesser degree, is attributable to a reduction in salaried personnel. Our employee count decreased from 38 on June 30, 1999 to 18 on June 30, 2000. This decrease was partially offset by an increase in legal fees.

         As a result of the factors described above, the operating loss for the six months ended June 30, 2000 decreased $549,918 or 39.9% to $829,333 from $1,379,251 for the six months ended June 30, 1999.

         Interest income for the six months ended June 30, 2000 decreased $39,994 to $2,400 from $42,394 for the six months ended June 30, 1999. This decrease is a result of a reduction in restricted investments due to the redemption of certificates of deposit which were used to secure equipment financing that was terminated in January 2000.

         Interest expense for the six months ended June 30, 2000 increased $204,969 or 202.5% to $306,193 from $101,224 for the six months ended June 30,
1999. This increase in interest expense is primarily due to short term notes payable obtained in 2000 as well as a default rate of interest that accrued on the Convertible Notes. The event of default increased the interest rate from 8.25% to 18.0% per annum.

         Visual Edge has classified certain expenses as unusual and non-recurring. These expenses include legal expenses pertaining to the reorganization of Visual Edge, as well as one time legal expenses unrelated to Visual Edge's normal operations, and are one-time expenses which are not likely to recur in the future. There were no such costs similar to these expenses in the comparable period of the prior year.

         Net loss before preferred stock dividends for the six months ended June 30, 2000 increased $114,016 or 7.4% to $1,429,934 from $1,543,950 for the six months ended June 30, 1999. Net loss per share, basic and diluted, for the six months ended June 30, 2000 decreased 40.0% to $.09 from $.15 for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Visual Edge does not currently maintain a bank credit facility. Visual Edge has historically financed its operations primarily through the sale of equity securities or instruments convertible into equity securities. On June 30, 2000, Visual Edge had cash and cash equivalents of $17,350 and a working capital deficit of approximately $3,103,595, as compared to cash and cash equivalents of $19,724 and a working capital deficit of approximately $557,141 at December 31, 1999. Net cash used in operating activities for the six months ended June 30, 2000 was $153,635. Net cash provided by investing activities in the six months ended June 30, 2000 was $94,831, and $56,430 was provided by financing activities for a total decrease in cash and cash equivalents of $2,374. Net cash used in operating activities for the six months ended June 30, 1999 was $889,992. Net cash provided by investing activities in the six months ended June 30, 1999 was $955,740, and $289,204 was used in financing activities, for a total decrease in cash and cash equivalents in the six months ended June 30, 1999 of $223,456.

         On June 30, 2000, Visual Edge had an accumulated deficit of $25,997,048, as compared to an accumulated deficit of $24,173,544 at December 31, 1999.

         Visual Edge has outstanding $1,500,000 face amount of Convertible Notes held by Infinity, Summit Capital Limited and Glacier Capital Limited. Interest an the Convertible Notes is payable quarterly. Visual Edge has not paid interest owed on Visual Edge's outstanding Convertible Notes since March 31, 1999. As of June 30, 2000, the amount of unpaid accrued interest on the Convertible Notes was $343,892. The non-payment of such interest constitutes an event of default under the Convertible Notes and related agreements. As of the date of this filing, the holders of the Convertible Notes have neither declared a default nor given notice of acceleration of the amounts owed under the Convertible Notes or the taking of any other recourse with respect to any default.

         In addition, on June 30, 2000 Visual Edge was obligated to pay a dividend to the holders of its Series A-2 Convertible Preferred Stock. The amount of this dividend is $393,570 as of June 30, 2000, which has not been distributed. The non-payment of these dividends constitutes an event of default under the terms of the Series A-2 Convertible Preferred Stock as of the date of this filing, the holders of the Series A-2 Convertible Preferred Stock have not declared a default or given notice of the exercise of any other remedy under the terms of the Series A-2 Convertible Preferred Stock.

         Visual Edge will require further cash or a reduction in operating expenses at the current revenue levels to satisfy Visual Edge's contemplated working capital requirements for the foreseeable future. If Visual Edge is unable to raise cash or finance its operations from cash flow, it may exhaust its cash resources by the year-end and may be forced to curtail or cease its operations.

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

RECENT DEVELOPMENTS

Amendment to Securities Purchase Agreement

         In June 1997 the Company arranged a three-year $7.5 million debt and convertible equity facility, which is referred to as the Infinity Financing, with a group of investment funds, including Infinity. Under the Bridge Securities Purchase Agreement relating to the Infinity Financing, including the amendments that have since been made to such agreement, the Company issued to the investment funds shares of common stock and Convertible Securities. In August 1999, Infinity converted 1,627 shares of the Series A-2 Convertible Preferred Stock into 9,594,857 shares of Visual Edge's common stock, which Visual Edge recognized in June 2000 effective as of August 13, 1999 after the dismissal of litigation relating to the conversion.

         The principal amounts due under the Convertible Notes matured in June 2000, and those amounts, as well as unpaid interest on the Convertible Notes and dividends on the Series A-2 Convertible Preferred Stock, remain unpaid. As a result of the Company's failure, among other matters, to pay amounts of principal, interest and dividend payments owed to the holders of the Convertible Securities, events of default exist under the Infinity Financing. Because of the existence of events of default, the holders of the Convertible Securities may take any and all remedies available to them under the Securities Purchase Agreement and related documents, including without limitation the Security Agreement among the Company and the holders of the Convertible Securities, which grants to the holders a security interest in substantially all of the Company's assets.

         The holders of the Convertible Securities have entered into the Fourth Amendment to the Bridge Securities Purchase Agreement and Related Documents with Visual Edge providing that, subject to the conditions contained in the agreement, the holders will not convert their Convertible Securities or take any other action as a remedy under the Bridge Securities Purchase Agreement before August 9, 2000. Furthermore, if the conditions are satisfied, the holders of the Convertible Securities will convert all the Convertible Securities based on a formula of four (4) shares of common stock for each $1.00 of principle and interest outstanding under the Convertible Notes and for each $1.00 of liquidation amount of the Series A-2 Convertible Preferred Stock and of unpaid dividends. The number of shares of common stock issuable upon a conversion using this formula is 26,756,660 before taking into account the reverse stock split discussed below.

         The conditions the Company must fulfill include:


         o The Company must have effected a reverse stock split of which converts at least four (4) shares of its common stock into one (1) share of common stock.

         o The Company must have effected the sale and issuance of its securities to investors providing net proceeds of at least $4.0 million to the Company.

         o The Company must have secured the services of Pierre Koshakji and Johann Schotte as officers and directors of the Company. Messrs. Koshakji and Schotte have consented to serving in these positions, subject to the Company fulfilling certain conditions.

         o The Company must have paid Infinity approximately $39,000, an amount which has been advanced by Infinity to the Company for working capital purposes.

         o The Company must have paid Infinity approximately $180,000, an amount which has been advanced by Infinity to the Company for working capital purposes, or must have restructured the terms of this advanced amount on terms acceptable to Infinity.

         o The Company must have consummated its investment in Hencie, Inc., which is further discussed below.

         In connection with each of these actions, Infinity intends to transfer shares of the Company's common stock to Entertainment Education Enterprises Corporation (or its designee), which is referred to in this Report as E3. The number of shares that Infinity will sell to E3 is 27,479,412 before taking into account the reverse stock split discussed above. As a result of this transfer of securities, E3 will hold approximately 59% of the Company's outstanding common stock. If this transfer takes place, E3 will control the Company.

         Visual Edge has executed a term sheet to invest approximately $2.8 million in Hencie, Inc. ("Hencie") for shares of Series B Redeemable Convertible Preferred Stock representing ownership of approximately 10.0% of the issued and outstanding capital stock of Hencie on a fully diluted basis. Hencie is a Texas-based corporation that provides IT, systems integration and consulting services for e-commerce software implementation. The term sheet contemplates the grant of an option to Visual Edge to purchase additional shares in an amount equal to 10.0% of the outstanding common stock of Hencie for approximately $3.8 million. The term sheet also contemplates that Visual Edge will have the right to elect one member to the Board of Directors of Hencie and that the President and Chief Executive Officer of Hencie will be elected to the Board of Advisors of Visual Edge.


         We cannot assure our investors that the anticipated transactions will close, that such transactions will prove successful or that unforeseen developments will not occur, any of which could have a material adverse effect on our business, financial condition and results of operations.

Corporate changes

         Visual Edge intends to expand its operations to include the operation, financing and development of technology-oriented companies internationally through subsidiaries and affiliated companies. Visual Edge plans to make acquisitions and take strategic positions in other technology-related companies that provide services and/or products that complement its strategy and subsidiaries. Visual Edge intends to be structured to emphasize and promote opportunities for cross business relationships among its network of companies, and to develop strategic partnerships with established global technology companies, scientific organizations and investment and consulting partners.

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

         WE HAVE EXPERIENCED SIGNIFICANT AND CONTINUING LOSSES. As of June 30, 2000, Visual Edge had an accumulated deficit of $25,997,048 incurred a net loss before preferred stock dividends of $1,429,934 for the six months ended June 30, 2000. We believe that Visual Edge will continue to incur losses until Visual Edge generates sufficient revenues to offset the operating costs associated with commercializing its products. These losses could limit our ability to grow and to raise new funds and could ultimately jeopardize our ability to remain in business.

         OUR PERFORMANCE MAY PREVENT VISUAL EDGE FROM OBTAINING ADDITIONAL CAPITAL. As a result of our continuing losses, the low market price of our common stock and the delisting of our common stock from the Nasdaq SmallCap Market, we believe that it will be very difficult, if not impossible, for Visual Edge to raise additional capital in the future. As of June 30, 2000, Visual Edge had a total of cash and cash equivalents of $17,350. Visual Edge is unlikely to become profitable in the reasonably foreseeable future. Accordingly, if Visual Edge cannot raise new funds, Visual Edge may exhaust its cash resources and be unable to continue in business.

         THE VALUE OF VISUAL EDGE'S SECURITIES COULD DECREASE UPON THE ISSUANCE OF ADDITIONAL SECURITIES BY VISUAL EDGE. As of June 30, 2000 there were a substantial number of outstanding options and warrants to purchase shares of our common stock. The exercise of any of these options or warrants will also have a dilutive effect on our stockholders. Furthermore, holders of such options or warrants are more likely to exercise them at times when Visual Edge could obtain additional equity capital on terms that are more favorable to us than those provided in the options or warrants. As a result, exercise of the options or warrants may adversely affect the terms of such financing. The sale of a substantial number of shares of our common stock may adversely affect the prevailing price of such common stock in the public market and may impair our ability to raise capital through the sale of its equity securities.

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

         OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ SMALLCAP MARKET AND IS SUBJECT TO ADDITIONAL SIGNIFICANT RISKS. Because we were unable to meet Nasdaq's listing requirements, Visual Edge was delisted from the Nasdaq SmallCap Market in June 1999. The delisting of our common stock means that, among other things, fewer investors have access to trade our common stock which will limit our ability to raise capital through the sale of our securities. In addition, our common stock is subject to penny stock regulations, which could cause fewer brokers and market makers to execute trades in our common stock. This is likely to hamper our common stock trading with sufficient volume to provide liquidity and could cause our stock price to further decrease.

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

         o public tastes and preferences, which may change rapidly and cannot be predicted

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

         THE MARKET PRICE FOR OUR COMMON STOCK IS VOLATILE. Since our initial public offering, the market prices of our publicly traded securities have been highly volatile as has been the case with the securities of other emerging companies. The market price of our common stock may be affected by certain factors such as our operating results and press releases or those of our competitors. In addition, in recent years, the stock market has experienced a high level of price and volume volatility and market prices for the securities of many companies have experienced wide price fluctuations which have not necessarily been related to the operating performance of those companies.

         OUR INVESTMENTS MAY INCUR LOSSES AND MAY NOT HAVE ANY FUTURE PROFITS. Companies into which Visual Edge makes investments may have operating losses. As start-up companies, these businesses may continue to incur significant increases in expenses. These increases may adversely impact our business and their financial condition.

         OUR MARKET IS RAPIDLY EVOLVING. The market for Internet-based and other technology products and services is rapidly evolving and is speculative in nature. The demand and market acceptance for our products and services and the products and services of companies into which we may invest are subject to a high level of uncertainty and risk. Our business prospects, and the prospects of companies into which we invest, must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving market for Internet-based and other technology products and services. Some of the risks include the ability to design, build, operate and expand technology; create awareness of brand, products and services; obtain strategic relationships and alliances; effectively compete with existing and unforeseen competitors; and develop products and services to meet the evolving needs of customers.

         WE HAVE AN UNPROVEN BUSINESS MODEL. Our ability to generate revenues depends upon whether we can generate revenues from our operations and invest in or establish strategic relationships with operating companies to provide us with an adequate revenue stream. If we cannot achieve or sustain an adequate revenue stream or if our products and services, or the products and services of companies in which we invest, do not achieve or sustain broad market acceptance, our business, operating results and financial condition will be materially adversely affected. Our ability to generate future revenues depends on a number of factors, many of which are beyond our control, including among other things, the risk factors described in this Report. Therefore, we are unable to forecast our revenues with any degree of accuracy.

         WE MAY HAVE FUTURE CAPITAL NEEDS AND MAY NOT BE ABLE TO OBTAIN SUITABLE FINANCING. Due to our limited operating history and the nature of the Internet and other technology-related industries, our future capital needs are difficult to predict. We may require additional capital to fund any of the following:

         o        advertising, maintenance and expansion

         o        sales, marketing, research and development

         o        unanticipated opportunities

         o        operating losses from changing business conditions

         o        operating losses from unanticipated competitive pressures

         o        new venture capital investments

         o        strategic alliances

         We cannot assure our investors that adequate levels of additional financing will be available at all or on acceptable terms. Any additional financing could result in significant dilution to our existing stockholders. If we are unable to raise additional capital, our growth and development could be impeded. If we do not have sufficient capital, we may not be able to take advantage of growth opportunities, respond to competitive pressures or pursue our business plan. Our failure to have sufficient capital could have a material adverse effect on our business, operating results and financial condition.

         OUR SUBSIDIARIES ARE NOT, AND IN THE FUTURE MAY NOT BE, WHOLLY-OWNED. Upon closing of our proposed investment, we expect to hold approximately 10% of the outstanding capital stock of Hencie on a fully diluted basis. We may not be able to direct its management and policies, or those of other companies into which we invest in the future. Although we expect under the provisions of the executed term sheet to have representation on the board of Hencie, no assurance can be given that our representatives will be able to influence its future direction in a manner which results in increased value to us through our minority ownership interest.

         IF WE FAIL TO MANAGE OUR GROWTH AND INTEGRATE OUR ACQUIRED BUSINESSES, OUR BUSINESS WILL BE ADVERSELY AFFECTED. If the reorganization discussed in this Report results in significant growth of our operations, we will be required to implement and improve our operating and financial systems and controls, and to expand, train and manage our employee base to manage this growth. We will be dependent upon our management to assume and perform the management functions formerly performed by management of each of the parties to the reorganization. To the extent that our management is unable to assume or perform these combined duties, our business, results of operations and financial condition could be adversely affected. There can be no assurance that the management, systems and controls currently in place or any steps taken to improve such management, systems and controls will be adequate in the future. In addition, the integration of the acquired entities and their operations will require our management to make and implement a number of strategic operational decisions. The timing and manner of the implementation of these decisions will materially impact our business operations.

         WE MUST RECRUIT AND RETAIN KEY MANAGEMENT AND TECHNICAL PERSONNEL TO BE COMPETITIVE. Our success depends to a significant extent on the continued contributions, experience and knowledge of our senior management team and key technical and marketing personnel. Our success also depends upon our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing personnel. No assurance can be given that we will be able to successfully attract, assimilate or retain a sufficient number of qualified personnel. The failure to do so could have a material adverse effect on our business, results of operation and financial condition.

         WE OPERATE IN AN INDUSTRY WITH EVOLVING TECHNOLOGY TRENDS AND INDUSTRY STANDARDS. Our success, in part, depends upon our ability, as well as the ability of companies into which we invest, to develop and provide new products and services that meet customers' changing requirements. The Internet and technology-related industries have been characterized by significant technological changes, frequent new system and product enhancements, evolving industry standards and changes in customer needs that have had and will continue to have a significant impact on the industries and their participants. New technologies and standards could render existing systems obsolete and ultimately result in lost revenues. Our future success, as well as the success of companies into which we invest, will depend, in part, on the ability to effectively use leading technologies, continue to develop technological expertise, enhance currently planned products and services, develop and implement new products and services that meet changing customer needs, anticipate changes and influence and respond to emerging industry standards and other technological changes on a timely and cost effective basis. No assurance can be made that we, or the companies into which we invest, will keep pace with ever-changing technological trends and evolving industry standards.

         INFINITY AND ITS AFFILIATES EXERCISE, AND IN THE FUTURE E3 MAY EXERCISE, CONTROL OVER VISUAL EDGE AND MAY HAVE CONFLICTS OF INTEREST. Infinity and its affiliates own a sufficient amount of our common stock to exercise significant control over our business, policies and affairs and, in general, determine the outcome of any corporate transaction or other matters submitted to the stockholders for approval, all in a manner that could conflict with the interests of other stockholders. Upon the transfer of shares of common stock from Infinity to E3, as discussed above, E3 may exercise significant control over our business, policies and affairs and, in general, determine the outcome of any corporate transaction or other matters submitted to the stockholders for approval, all in a manner that could conflict with the interests of other stockholders

         WE MAY BECOME SUBJECT TO INCREASED GOVERNMENTAL OVERSIGHT. There can be no assurance that Internet and technology-related products and services which are sold by us or the companies into which we invest will not be actively regulated. Increased regulation of the Internet and technology-related products and services may slow our growth, particularly if other countries also impose similar regulations. Any regulation may negatively impact our cost of doing business and may materially adversely affect our business, financial condition, operating results and future prospects. Increased regulation in one or more countries could materially adversely affect our business, financial condition, operating results and prospects.

         WE DO NOT PLAN TO PAY DIVIDENDS ON OUR CAPITAL STOCK. We do not expect to pay dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings used in the development of new products or services, investments or the expansion of business operations. There can be no assurance that we will ever recognize a gain from our business operations or pay a dividend on our capital stock.

         THE SHARES ELIGIBLE FOR FUTURE SALE MAY DECREASE THE PRICE OF OUR COMMON STOCK. If our stockholders sell substantial amounts of their common stock in the public market, including shares issued upon the exercise of outstanding options, then the market price of our common stock could fall. Restrictions under the securities laws may limit the number of shares of common stock available for sale in the public market.

         OUR RIGHT TO ISSUE PREFERRED STOCK AND ANTI-TAKEOVER PROVISIONS UNDER DELAWARE LAW COULD MAKE A THIRD PARTY ACQUISITION OF US DIFFICULT. Our certificate of incorporation provides that our board of directors may issue preferred stock without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire us without the approval of Visual Edge's board. Additionally, Delaware corporate law imposes certain restrictions on corporate control transactions that could make it more difficult for a third party to acquire us without the approval of our board.

         OUR COMMON STOCK HAS A LIMITED TRADING HISTORY AND AN ILLIQUID MARKET. There has only been a limited public market for our common stock. We cannot predict the extent to which an active trading market will develop or how liquid that market might become. The price of our common stock issued in the reorganization may not be indicative of prices that will prevail in the trading market.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PROCEEDINGS WITH STOCKHOLDERS

         On August 2, 1999, Infinity filed suit in Delaware Chancery Court against Visual Edge and three of our then-current officers and directors, Earl Takefman, Richard Parker, and Thomas Peters (Infinity Investors Limited v. Earl
T. Takefman, et al.; Civil Action No. 17347-NC, in the Court of Chancery of the State of Delaware in and for New Castle County). In its original complaint in that action, Infinity sought, among other things, injunctive relief to prevent the defendants from interfering with Infinity's rights to convert preferred stock to common stock, as well as from interfering with the subsequent removal of Messrs. Takefman, Parker and Peters as directors and officers of Visual Edge. The original complaint also disclosed Infinity's intention to convert certain shares of our convertible preferred stock into approximately 9.6 million shares of our common stock. Infinity asserts that an event of default under Infinity's securities purchase agreement with Visual Edge occurred when our common stock was delisted from the Nasdaq SmallCap Market and a listing on a comparable market or exchange was not obtained within the applicable period. Infinity further asserted that the occurrence of such an event provided it with the aforementioned conversion rights.

         On August 13, 1999, Infinity delivered a notice of conversion to Visual Edge to convert 1,627 of its 4,400 shares of our Series A-2 Convertible Preferred Stock into 9,594,857 shares of our common stock. Also on August 13, 1999, Infinity dismissed Visual Edge from the Delaware lawsuit.

         On August 30, 1999, Infinity delivered a stockholders' consent to Visual Edge, pursuant to which Messrs. Parker, Peters and Takefman were allegedly removed from our board of directors, and Stuart J. Chasanoff and J. Keith Benedict, affiliates of Infinity, were appointed as directors. On the same date, the newly appointed board of directors caused a unanimous written consent to be delivered to Visual Edge, pursuant to which, among other things, Mr. Takefman was removed from his position as Chief Executive Officer, Mr. Parker was removed from his position as President and Chief Operating officer, and Mr. Peters was removed from his position as Vice President of Operations and Technology.

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

         In June 2000, the board of directors of Visual Edge recognized the conversion by Infinity of 1,627 shares of Series A-2 Convertible Preferred of the Company into 9,594,857 shares of common stock effective as of August 13, 1999.

PROCEEDINGS WITH FORMER OFFICERS AND DIRECTORS

         On September 23, 1999, Messrs. Takefman and Parker filed suit in Florida state court against Visual Edge, Infinity, HW Partners, L.P., Clark Hunt, Barrett Wissman, John Wagner, Stuart Chasanoff and Keith Benedict (Earl Takefman, et al. v. Visual Edge System, Inc., et al., Case No. CL 99-9086 AG, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida). Messrs. Takefman and Parker allege that they are owed severance payments pursuant to their respective employment agreements with Visual Edge, and assert claims for breach of contract, tortious interference with contract and interference with employment. Visual Edge believes Takefman's and Parker's claims are without merit and intends to vigorously defend itself against those claims.

         On October 12, 1999, Visual Edge filed suit in Delaware Chancery Court against Messrs. Takefman and Parker for, among other things, breach of fiduciary duty, breach of employment agreements and tortious interference with contract (Visual Edge Systems Inc. v. Earl T. Takefman, et al.; Civil Action No. 17472-NC, in the Court of Chancery of the State of Delaware in and for New Castle County). On November 5, 1999, Messrs. Takefman and Parker moved to dismiss the action or to stay the action in favor of the Florida suit. On January 31, 2000, the Delaware court granted the motion to stay until further order of that court. As a result, Visual Edge intends to assert its claims against Takefman and Parker as counterclaims in the prior-filed Florida action, which is described in the immediately preceding paragraph.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Visual Edge has outstanding $1,500,000 face amount of Convertible Notes held by Infinity, Summit Capital Limited and Glacier Capital Limited. Interest an the Convertible Notes is payable quarterly. Visual Edge has not paid interest owed on Visual Edge's outstanding Convertible Notes since March 31, 1999. As of June 30, 2000, the amount of unpaid accrued interest on the Convertible Notes was approximately $343,892. The non-payment of such interest constitutes an event of default under the Convertible Notes and related agreements. As of the date of this filing, the holders of the Convertible Notes have neither declared a default nor given notice of acceleration of the amounts owed under the Convertible Notes or the taking of any other recourse with respect to the default.

         In addition, on June 30, 2000 Visual Edge was obligated to pay a dividend to the holders of its Series A-2 Convertible Preferred Stock. The amount of this dividend is $393,570 as of June 30, 2000, which has not been distributed. The non-payment of these dividends constitutes an event of default under the terms of the Series A-2

Convertible Preferred Stock as of the date of this filing, the holders of the Series A-2 Convertible Preferred Stock have not declared a default or given notice of the exercise of any other remedy under the terms of the Series A-2 Convertible Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In July 2000, Visual Edge sent to its stockholders a Consent Solicitation Statement pertaining to various corporate action. In August 2000, holders of shares of Visual Edge's common stock, which in each case constituted a majority of the issued and outstanding shares of common stock of Visual Edge, consented to the following corporate actions:

         (1) the election of Thomas Peters, J. Keith Benedict and John Wagner to serve as members of Visual Edge's Board of Directors until the next annual meeting of stockholders and until their respective successors are elected and qualified:


                                                                          Consents Cast Against or    Abstention
                            Directors            Consents Cast in Favor           Withheld            Non-Vote
                            ---------            ----------------------   ------------------------   ----------
                          Thomas Peters                 10,438,745                    --                   --
                        J. Keith Benedict               10,438,745                    --                   --
                           John Wagner                  10,438,745                    --                   --

         (2) the amendment of Visual Edge's Certificate of Incorporation to change our name from Visual Edge Systems Inc. to Edge Technology Group, Inc.:


                                                   Consents Cast Against or      Abstention
                     Consents Cast in Favor                Withheld               Non-Vote
                     ----------------------        ------------------------      ----------
                          10,438,745                        --                       --


         (3) the amendment of Visual Edge's Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 90,000,000:


                                                Consents Cast Against or    Abstention
                     Consents Cast in Favor            Withheld              Non-Vote
                     ----------------------     ---------------------       ----------
                          10,438,595                    2,150                 2,000


         (4) the amendment to Visual Edge's Certificate of Incorporation relating to its Series A-2 Convertible Preferred Stock, which would entitle Visual Edge , at its option, to amend the conversion price of the Series A-2 Convertible Preferred Stock as described above under "Recent Developments":


                                               Consents Cast Against or    Abstention
                   Consents Cast in Favor              Withheld              Non-Vote
                   ----------------------      ------------------------    ----------
                          10,434,595                     500                 2,650


         (5) the amendment of Visual Edge's Amended and Restated 1996 Stock Option Plan to (i) increase the total number of shares of common stock reserved for issuance under the stock option plan to 4,000,000, (ii) increase the maximum number of options that can be granted to an employee under the stock option plan in a single year from 250,000 to 2,000,000, and (iii) authorize the Board of Directors or the committee administering the stock option plan to determine and designate option awards to non-employee directors:

                                                 Consents Cast Against or      Abstention
                     Consents Cast in Favor             Withheld                Non-Vote
                     ----------------------      ------------------------      ----------
                          10,435,595                      2,700                 450


         (6) the adoption of a plan of internal restructuring to transfer some or substantially all of Visual Edge's operations to directly or indirectly wholly-owned subsidiaries, with the result that Visual Edge would become a holding company:

                                                 Consents Cast Against or      Abstention
                     Consents Cast in Favor             Withheld                Non-Vote
                     ----------------------      ------------------------      ----------
                          10,437,795                      500                      450

         (7) the amendment of Visual Edge's Certificate of Incorporation to effect a reverse stock split of Visual Edge's common stock to combine four (4) outstanding shares of common stock into one
                  (1) share of common stock.

                                                 Consents Cast Against or      Abstention
                     Consents Cast in Favor             Withheld                Non-Vote
                     ----------------------      ------------------------      ----------
                          10,434,290                      4,455                     --


ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

3.1               --       Certificate of Incorporation of Visual Edge, as
                           amended (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration
                           Statement on Form SB-2 (Registration No. 333-5193)
                           effective July 24, 1996)

3.2               --       Amended and Restated By-Laws of Visual Edge
                           (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration
                           Statement on Form SB-2 (Registration No. 333-5193)
                           effective July 24, 1996)

3.3               --       Certificate of Designation for Series A-2 Convertible
                           Preferred Stock (Incorporated by reference to Exhibit
                           A to the Third Amendment to Bridge Securities
                           Purchase Agreement and Related Documents, dated as of December 29, 1998, among Visual Edge, Infinity
                           Investors Limited, IEO Holdings Limited (as the transferee from Infinity Emerging Opportunities
                           Limited), Summit Capital Limited (as the transferee of Sandera Partners, L.P.) and Glacier Capital
                           Limited (as the transferee of Lion Capital Partners,
                           L.P.), which is filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed January
                           8, 1999)

4.1               --       Form of Specimen Common Stock Certificate
                           (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration
                           Statement on Form SB-2 (Registration No. 333-5193)
                           effective July 24, 1996)

4.2               --       Form of Specimen Redeemable Warrant Certificate
                           (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration
                           Statement an Form SB-2 (Registration No. 333-5193)
                           effective July 24, 1996)

4.3               --       Form of Warrant Agreement between Visual Edge and
                           Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.2 the Registrant's Registration
                           Statement on Form SB-2 (Registration No. 333-5193)
                           effective July 24, 1996)

4.4               --       Form of Warrant among American Stock Transfer & Trust
                           Company, Visual Edge and Whale Securities Co., L.P.
                           (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form SB-2
                           (Registration No. 333-5193) effective July 24, 1996)

4.5               --       Form of Warrant Certificate issued to investors in
                           the March 1997 Bridge Financing (Incorporated by reference to Exhibit 4.5 to the Registrant's
                           Registration Statement on Form SB-2 (Registration No.
                           333-24675) filed April 7, 1997)

4.6               --       Form of Common Stock Purchase Warrant issued to
                           investors in the Infinity Bridge Financing
                           (Incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed June
                           23, 1997)

4.7               --       Form of Convertible Note issued to investors in the
                           Infinity Bridge Financing (Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on
                           Form 8-K filed June 23, 1997)

4.8               --       Form of Common Stock Purchase Warrant issued to
                           Vision Financial Group, Inc. (Incorporated by
                           reference to Exhibit 4.8 to the Registrant's
                           Quarterly Report on Form 10-QSB filed November 14,
                           1997)

4.9               --       Form of Common Stock Purchase Warrant issued to
                           investors in the Infinity Bridge Financing in connection with the amendment to such financing
                           (Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed
                           February 9, 1998)

10.1              --       License Agreement, dated March 1, 1995, between Great
                           White Shark Enterprises, Inc. and Visual Edge, as supplemented (Incorporated by reference to Exhibit
                           10.1 to the Registrant's Registration Statement on
                           Form SB-2 (Registration No. 333-5193) effective July
                           24, 1996)

10.2              --       Amendment to License Agreement, dated as of June 3,
                           1997, by and among Visual Edge, Greg Norman and Great
                           White Shark Enterprises, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant's Current
                           Report on Form 8-K/A filed June 27, 1997)

10.3              --       Amendment to License Agreement, dated as of January
                           1, 2000, by and among Visual Edge, Greg Norman and
                           Great White Shark Enterprises, Inc. (Incorporated by reference to Form 10-K for fiscal year ended December
                           31, 1999 filed on April 14, 2000)

10.4              --       Employment Agreement, dated as of may 1, 1996,
                           between Thomas S. Peters and Visual Edge, as amended
                           (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2
                           (Registration No. 333-5193) effective July 24, 1996)

10.5              --       Amended and Restated 1996 Stock Option Plan
                           (Incorporated by reference to our 1996 definitive
                           Proxy Statement filed on April 7, 1997)

10.6              --       Lease Agreement by and between Fairfax Boca 92, L.P.,
                           a Georgia limited partnership, and Visual Edge for offices located at 901 Yamato Road, Boca Raton,
                           Florida (Incorporated by reference to Form 10-K for fiscal year ended December 31, 1999 filed on April
                           14, 2000)

10.7              --       Assignment, dated April 19, 1996 from Thomas S.
                           Peters to Visual Edge (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration
                           Statement on Form SB-2 (Registration No. 333-5193)
                           effective July 24, 1996)

10.8              --       Share and Warrant Purchase Agreement, dated as of
                           February 27, 1997, between Visual Edge and Status-One
                           Investments Inc. (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration
                           Statement on Form SB-2 (Registration No. 333-24675)
                           filed April 7, 1997)

10.9              --       Bridge Securities Purchase Agreement, dated as of
                           June 13, 1997, among Visual Edge and Infinity
                           Investors Limited, Infinity Emerging opportunities
                           Limited, Sandera Partners, L.P. and Lion Capital
                           Partners, L.P. (collectively with their transferees, the "Funds") (Incorporated by reference to Exhibit
                           99.1 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

10.10             --       Registration Rights Agreement, dated as of June 13,
                           1997, among Visual Edge and the Funds (Incorporated by reference to Exhibit 99.2 to the Registrant's
                           Current Report on Form 8-K filed June 23, 1997)

10.11             --       Transfer Agent Agreement, dated as of June 13, 1997,
                           among Visual Edge, the Funds and American Stock
                           Transfer & Trust Company (Incorporated by reference to Exhibit 99.3 to our Report on Form 8-K filed June
                           23, 1997)

10.12             --       Purchase Agreement, dated as of March 27, 1998, among
                           Visual Edge and Marion Interglobal, Ltd.
                           (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.13             --       Registration Rights Agreement, dated as of March 27,
                           1998, among Visual Edge and Marion Interglobal, Ltd.
                           (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.14             --       First Amendment to Bridge Securities Purchase
                           Agreement and Related Documents, dated as of December
                           31, 1997, among Visual Edge and the Funds
                           (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed
                           February 9, 1998)

10.15             --       Second Amendment to Bridge Securities Purchase
                           Agreement and Related Documents, dated as of March
                           27, 1998, among Visual Edge, Infinity Investors
                           Limited, Infinity Emerging opportunities Limited,
                           Summit Capital Limited (as the transferee of Sandera
                           Partners, L.P.) and Glacier Capital Limited (as the transferee of Lion Capital Partners, L.P.)
                           (Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.16             --       Third Amendment to Bridge Securities Purchase
                           Agreement and Related Documents, dated as of December
                           29, 1998, among Visual Edge, Infinity Investors
                           Limited, IEO Holdings Limited (as the transferee from
                           Infinity Emerging Opportunities Limited), Summit
                           Capital Limited (as the transferee of Sandera
                           Partners, L.P.) and Glacier Capital Limited (as the transferee of Lion Capital Partners, L.P.)
                           (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form S-K filed January
                           8, 1999)

10.17             --       Security Agreement, dated February 6, 1998, between
                           the Company and HW Partners, L.P., as agent for and representative of the Funds (Incorporated by reference to Exhibit 99.2 to the Registrant's Current
                           Report on Form 8-K filed February 9, 1998)

10.18             --       Form of Warrant Certificate (Incorporated by
                           reference to Exhibit 99.3 to the Registrant's Current
                           Report on Form 8-K filed February 9, 1998)

10.19             --       Amendment, dated as of December 31, 1998, to License
                           Agreement dated as of March 1, 1995, by and between Greg Norman and Great White Shark Enterprises, Inc.
                           and Visual Edge, as amended on April 19, 1996,
                           October 18, 1996 and June 3, 1997 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual
                           Report on Form 10-KSB for the fiscal year ended
                           December 31, 1998)

10.21             --       Sublease Agreement, dated as of September 29, 1999,
                           by and between Visual Edge and Sensormatic
                           Electronics Corporation (Incorporated by reference to Form 10-K for fiscal year ended December 31, 2000 filed on April 14, 2000)

10.22             --       Fourth Amendment to Bridge Securities Purchase
                           Agreement and Related Documents, dated as of July 13,
                           2000 (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed
                           July 17, 2000)

27*               --       Financial Data Schedule

----------

*        Filed herewith

         (b)      Exhibits and Reports on Form 8-K

                  (1) Visual Edge filed a Form 8-K on June 23, 2000, announcing Visual Edge's recognition of the conversion of 1,627 shares of Series A-2 Convertible Preferred Stock into 9,594,857 shares of common stock, resulting in Infinity Investors Limited, IED Holdings Limited, Glacier Capital Limited and Summit Capital Limited owning an aggregate of 49.5% of Visual Edge's outstanding common stock, and the resignation of Arthur Andersen LLP as Visual Edge's certified public accountants.

                  (2) Visual Edge filed a Form 8-K on July 17, 2000, announcing our plans to reorganize our operations; the signing of the Fourth Amendment to the Bridge Securities Purchase Agreement and Related Documents, whereby holders of Convertible Securities agreed, upon satisfaction of certain conditions, not to convert their Convertible Securities before August 9, 2000; our intent to invest in Hencie, Inc., change our name to Edge Technology Group, Inc. and effect a four for one reverse stock split; and the resignation of Ronald F. Seale, our former Chairman of the Board, Chief Executive Officer and President.


                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VISUAL EDGE SYSTEMS INC.


August 21, 2000                 By:  /s/ Thomas Peters
                                     -------------------------------------------
                                     Thomas Peters
                                     Chief Executive Officer and President
                                     (Principal Executive Officer and Principal
                                     Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
3.1               --       Certificate of Incorporation of Visual Edge, as
                           amended (Incorporated by reference to Exhibit 3.1 to
                           Amendment No. 2 to the Registrant's Registration
                           Statement on Form SB-2 (Registration No. 333-5193)
                           effective July 24, 1996)

3.2               --       Amended and Restated By-Laws of Visual Edge
                           (Incorporated by reference to Exhibit 3.2 to
                           Amendment No. 1 to the Registrant's Registration
                           Statement on Form SB-2 (Registration No. 333-5193)
                           effective July 24, 1996)

3.3               --       Certificate of Designation for Series A-2 Convertible
                           Preferred Stock (Incorporated by reference to Exhibit
                           A to the Third Amendment to Bridge Securities
                           Purchase Agreement and Related Documents, dated as of
                           December 29, 1998, among Visual Edge, Infinity
                           Investors Limited, IEO Holdings Limited (as the
                           transferee from Infinity Emerging Opportunities
                           Limited), Summit Capital Limited (as the transferee
                           of Sandera Partners, L.P.) and Glacier Capital
                           Limited (as the transferee of Lion Capital Partners,
                           L.P.), which is filed as Exhibit 99.1 to the
                           Registrant's Current Report on Form 8-K filed January
                           8, 1999)

4.1               --       Form of Specimen Common Stock Certificate
                           (Incorporated by reference to Exhibit 4.1 to
                           Amendment No. 1 to the Registrant's Registration
                           Statement on Form SB-2 (Registration No. 333-5193)
                           effective July 24, 1996)

4.2               --       Form of Specimen Redeemable Warrant Certificate
                           (Incorporated by reference to Exhibit 4.2 to
                           Amendment No. 1 to the Registrant's Registration
                           Statement an Form SB-2 (Registration No. 333-5193)
                           effective July 24, 1996)

4.3               --       Form of Warrant Agreement between Visual Edge and
                           Whale Securities Co., L.P. (Incorporated by reference
                           to Exhibit 4.2 the Registrant's Registration
                           Statement on Form SB-2 (Registration No. 333-5193)
                           effective July 24, 1996)

4.4               --       Form of Warrant among American Stock Transfer & Trust
                           Company, Visual Edge and Whale Securities Co., L.P.
                           (Incorporated by reference to Exhibit 4.3 to the
                           Registrant's Registration Statement on Form SB-2
                           (Registration No. 333-5193) effective July 24, 1996)

4.5               --       Form of Warrant Certificate issued to investors in
                           the March 1997 Bridge Financing (Incorporated by
                           reference to Exhibit 4.5 to the Registrant's
                           Registration Statement on Form SB-2 (Registration No.
                           333-24675) filed April 7, 1997)

4.6               --       Form of Common Stock Purchase Warrant issued to
                           investors in the Infinity Bridge Financing
                           (Incorporated by reference to Exhibit 99.4 to the
                           Registrant's Current Report on Form 8-K filed June
                           23, 1997)

4.7               --       Form of Convertible Note issued to investors in the
                           Infinity Bridge Financing (Incorporated by reference
                           to Exhibit 99.5 to the Registrant's Current Report on
                           Form 8-K filed June 23, 1997)

4.8               --       Form of Common Stock Purchase Warrant issued to
                           Vision Financial Group, Inc. (Incorporated by
                           reference to Exhibit 4.8 to the Registrant's
                           Quarterly Report on Form 10-QSB filed November 14,
                           1997)

4.9               --       Form of Common Stock Purchase Warrant issued to
                           investors in the Infinity Bridge Financing in
                           connection with the amendment to such financing
                           (Incorporated by reference to Exhibit 99.3 to the
                           Registrant's Current Report on Form 8-K filed
                           February 9, 1998)

10.1              --       License Agreement, dated March 1, 1995, between Great
                           White Shark Enterprises, Inc. and Visual Edge, as
                           supplemented (Incorporated by reference to Exhibit
                           10.1 to the Registrant's Registration Statement on
                           Form SB-2 (Registration No. 333-5193) effective July
                           24, 1996)

10.2              --       Amendment to License Agreement, dated as of June 3,
                           1997, by and among Visual Edge, Greg Norman and Great
                           White Shark Enterprises, Inc. (Incorporated by
                           reference to Exhibit 99.1 to the Registrant's Current
                           Report on Form 8-K/A filed June 27, 1997)

10.3              --       Amendment to License Agreement, dated as of January
                           1, 2000, by and among Visual Edge, Greg Norman and
                           Great White Shark Enterprises, Inc. (Incorporated by
                           reference to Form 10-K for fiscal year ended December
                           31, 1999 filed on April 14, 2000)

10.4              --       Employment Agreement, dated as of may 1, 1996,
                           between Thomas S. Peters and Visual Edge, as amended
                           (Incorporated by reference to Exhibit 10.5 to the
                           Registrant's Registration Statement on Form SB-2
                           (Registration No. 333-5193) effective July 24, 1996)

10.5              --       Amended and Restated 1996 Stock Option Plan
                           (Incorporated by reference to our 1996 definitive
                           Proxy Statement filed on April 7, 1997)

10.6              --       Lease Agreement by and between Fairfax Boca 92, L.P.,
                           a Georgia limited partnership, and Visual Edge for
                           offices located at 901 Yamato Road, Boca Raton,
                           Florida (Incorporated by reference to Form 10-K for
                           fiscal year ended December 31, 1999 filed on April
                           14, 2000)

10.7              --       Assignment, dated April 19, 1996 from Thomas S.
                           Peters to Visual Edge (Incorporated by reference to
                           Exhibit 10.11 to the Registrant's Registration
                           Statement on Form SB-2 (Registration No. 333-5193)
                           effective July 24, 1996)

10.8              --       Share and Warrant Purchase Agreement, dated as of
                           February 27, 1997, between Visual Edge and Status-One
                           Investments Inc. (Incorporated by reference to
                           Exhibit 10.11 to the Registrant's Registration
                           Statement on Form SB-2 (Registration No. 333-24675)
                           filed April 7, 1997)

10.9              --       Bridge Securities Purchase Agreement, dated as of
                           June 13, 1997, among Visual Edge and Infinity
                           Investors Limited, Infinity Emerging opportunities
                           Limited, Sandera Partners, L.P. and Lion Capital
                           Partners, L.P. (collectively with their transferees,
                           the "Funds") (Incorporated by reference to Exhibit
                           99.1 to the Registrant's Current Report on Form 8-K
                           filed June 23, 1997)

10.10             --       Registration Rights Agreement, dated as of June 13,
                           1997, among Visual Edge and the Funds (Incorporated
                           by reference to Exhibit 99.2 to the Registrant's
                           Current Report on Form 8-K filed June 23, 1997)

10.11             --       Transfer Agent Agreement, dated as of June 13, 1997,
                           among Visual Edge, the Funds and American Stock
                           Transfer & Trust Company (Incorporated by reference
                           to Exhibit 99.3 to our Report on Form 8-K filed June
                           23, 1997)

10.12             --       Purchase Agreement, dated as of March 27, 1998, among
                           Visual Edge and Marion Interglobal, Ltd.
                           (Incorporated by reference to Exhibit 10.16 to the
                           Registrant's Annual Report on Form 10-K for the
                           fiscal year ended December 31, 1997)

10.13             --       Registration Rights Agreement, dated as of March 27,
                           1998, among Visual Edge and Marion Interglobal, Ltd.
                           (Incorporated by reference to Exhibit 10.17 to the
                           Registrant's Annual Report on Form 10-K for the
                           fiscal year ended December 31, 1997)

10.14             --       First Amendment to Bridge Securities Purchase
                           Agreement and Related Documents, dated as of December
                           31, 1997, among Visual Edge and the Funds
                           (Incorporated by reference to Exhibit 99.1 to the
                           Registrant's Current Report on Form 8-K filed
                           February 9, 1998)

10.15             --       Second Amendment to Bridge Securities Purchase
                           Agreement and Related Documents, dated as of March
                           27, 1998, among Visual Edge, Infinity Investors
                           Limited, Infinity Emerging opportunities Limited,
                           Summit Capital Limited (as the transferee of Sandera
                           Partners, L.P.) and Glacier Capital Limited (as the
                           transferee of Lion Capital Partners, L.P.)
                           (Incorporated by reference to Exhibit 10.18 to the
                           Registrant's Annual Report on Form 10-K for the
                           fiscal year ended December 31, 1997)

10.16             --       Third Amendment to Bridge Securities Purchase
                           Agreement and Related Documents, dated as of December
                           29, 1998, among Visual Edge, Infinity Investors
                           Limited, IEO Holdings Limited (as the transferee from
                           Infinity Emerging Opportunities Limited), Summit
                           Capital Limited (as the transferee of Sandera
                           Partners, L.P.) and Glacier Capital Limited (as the
                           transferee of Lion Capital Partners, L.P.)
                           (Incorporated by reference to Exhibit 99.1 to the
                           Registrant's Current Report on Form S-K filed January
                           8, 1999)

10.17             --       Security Agreement, dated February 6, 1998, between
                           the Company and HW Partners, L.P., as agent for and
                           representative of the Funds (Incorporated by
                           reference to Exhibit 99.2 to the Registrant's Current
                           Report on Form 8-K filed February 9, 1998)

10.18             --       Form of Warrant Certificate (Incorporated by
                           reference to Exhibit 99.3 to the Registrant's Current
                           Report on Form 8-K filed February 9, 1998)

10.19             --       Amendment, dated as of December 31, 1998, to License
                           Agreement dated as of March 1, 1995, by and between
                           Greg Norman and Great White Shark Enterprises, Inc.
                           and Visual Edge, as amended on April 19, 1996,
                           October 18, 1996 and June 3, 1997 (Incorporated by
                           reference to Exhibit 10.19 to the Registrant's Annual
                           Report on Form 10-KSB for the fiscal year ended
                           December 31, 1998)

10.21             --       Sublease Agreement, dated as of September 29, 1999,
                           by and between Visual Edge and Sensormatic
                           Electronics Corporation (Incorporated by reference to
                           Form 10-K for fiscal year ended December 31, 2000
                           filed on April 14, 2000)

10.22             --       Fourth Amendment to Bridge Securities Purchase
                           Agreement and Related Documents, dated as of July 13,
                           2000 (Incorporated by reference to Exhibit 99.1 to
                           the Registrant's Current Report on Form 8-K filed
                           July 17, 2000)

27*               --       Financial Data Schedule

----------

*        Filed herewith