Form 10-Q
period 2000-09-30
EDGE TECHNOLOGY GROUP INC
filed 2000-11-21
CIK 1015172

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-QSB


[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                               OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number: 0-20995

                   EDGE TECHNOLOGY GROUP, INC.
              (Exact name of small business issuer
                  as specified in its charter)

           DELAWARE                         13-3778895
(State or other jurisdiction of           (IRS Employer
 incorporation or organization)         Identification No.)


      901 YAMATO ROAD, SUITE 175, BOCA RATON, FLORIDA 33431
            (Address of principal executive offices)

                         (561) 750-7559
                   (issuer's telephone number)

                    VISUAL EDGE SYSTEMS INC.
      (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  [ ]                 No   [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of November 17, 2000, the issuer had 16,016,354 shares of common stock outstanding.

                   EDGE TECHNOLOGY GROUP, INC.

                        TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Balance Sheets........................................3

          September 30, 2000 (unaudited) and
            December 31, 1999 Statements of Operations..........4

          Three and Nine Months Ended September 30, 2000
            and 1999 (unaudited) Statements of
            Cash Flows..........................................5

          Nine Months Ended September 30, 2000 and 1999
            (unaudited)Notes to Financial Statements............6

ITEM 2.   Management's Discussion and Analysis or
            Plan of Operations..................................7


PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings....................................19


ITEM 2.   Changes in Securities and Use of Proceeds............20


ITEM 3.   Defaults upon Senior Securities......................20


ITEM 4.   Submission of Matters to a Vote of Security Holders..21


ITEM 5.   Other Information....................................21


ITEM 6.   Exhibits and Reports on Form 8-K.....................21

          Signature............................................25

                        EDGE TECHNOLOGY GROUP, INC.
                               BALANCE SHEET

                                                            (UNAUDITED)
                                     December 31,           September 30,
                                        1999                     2000
                                   -------------            -------------
[S]                                [C]                      [C]
     ASSETS

Current assets:
     Cash and cash equivalents     $     19,724             $    600,105
     Accounts receivable                 32,765                   23,632
     Inventories                         57,894                   48,268
     Prepaid expenses - advance
          royalties                     150,000                   98,694
     Other current assets                49,407                   99,876
                                   ------------             ------------
          Total current assets          309,790                  870,575
     Fixed assets, net                1,404,097                  822,335
     Intangible assets, net              55,925                       --
     Investments - restricted           200,000                       --
     Investments-at cost                     --                3,967,262
     Convertible long term
       note receivable                       --                1,400,000
                                   ------------             ------------
          Total assets             $  1,969,812             $  7,060,172
                                   ------------             ------------


     LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY

Current liabilities:
     Accounts payable              $    137,772             $    521,254
     Accrued expenses                   476,229                  131,457
     Other current liabilities           78,151                  188,425
     Current maturities of
          equipment loans               174,779                       --
     Short-term notes payable                --                  189,000
                                   ------------             ------------

          Total current liabilities     866,931                1,030,136
                                   ------------             ------------

     Convertible debt                 1,406,762                       --
                                   ------------             ------------

     Total liabilities                2,273,693                1,030,136
                                   ------------             ------------

     Commitments and contingencies
         (Notes 1, 2 and 3)

Stockholders' (deficit)/equity:
Series A-2 Convertible Preferred
   Stock, $.01 par value,
   5,000,000 shares authorized,
   6,000 shares issued and
   outstanding at December 31, 1999
   and 0 issued and outstanding
   at September 30, 2000              6,000,000                       --
Common stock, $.01 par value,
   20,000,000 shares authorized,
   2,599,610 shares issued and
   outstanding at December 31,
   1999 and 22,500,000 authorized,
   16,016,335 shares issued and
   outstanding at September 30,
   2000                                  25,996                  160,163
Additional paid in capital           17,843,667               37,754,887
Deferred stock option
  compensation                               --                 (356,280)
Accumulated deficit                 (24,173,544)             (31,528,734)
                                   ------------             ------------
     Total stockholders'(deficit)/
       equity                          (303,881)               6,030,036
                                   ------------             ------------

     Total liabilities and
          stockholders'(deficit)/
          equity                   $  1,969,812             $  7,060,172

     The accompanying notes are an integral part of these financial statements.

                   EDGE TECHNOLOGY GROUP, INC.
                    STATEMENTS OF OPERATIONS
                           (UNAUDITED)



                                   FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                   ---------------------------        ----------------------------
                                       1999           2000                1999            2000
                                   ------------   ------------        ------------    ------------
Sales                              $    855,304   $    337,572        $  2,092,605    $    983,468
Cost of sales                           630,051        328,817           1,721,648         886,215
                                   ------------   ------------        ------------    ------------
  Gross profit                          225,253          8,755             370,757          97,253
                                   ------------   ------------        ------------    ------------
Operating expenses:
  General and
    administrative                      861,792        352,681           2,111,808       1,044,872
  Selling and marketing                  62,205         91,594             336,945         317,233
                                   ------------   ------------        ------------    ------------
  Total operating expenses              923,997        444,275           2,448,753       1,362,105
                                   ------------   ------------        ------------    ------------
  Operating loss                       (698,744)      (435,520)         (2,077,995)     (1,264,852)
                                   ------------   ------------        ------------    ------------

Other income (expense):
  Interest income                         6,335          6,448              48,729           8,848
  Interest expense                      (46,020)       (48,811)           (147,244)       (355,004)
  Amortization of
     deferred financing
     fees                               (53,630)            --            (159,499)        (85,866)
  State income tax                           --         (4,377)                 --          (6,820)
  Loss on sale of
     fixed assets                            --        (17,536)                 --         (44,256)
  Financing/bank fees                        --         (3,527)                 --          (8,751)
  Loss on coversion of debt                  --     (4,796,404)                 --      (4,796,404)
  Unusual and non-recurring
    expense                                  --       (100,770)                 --        (277,325)
                                   ------------   ------------        ------------    ------------

Total other income (expense)            (93,315)    (4,964,977)           (258,014)     (5,565,578)
                                   ------------   ------------        ------------    ------------
Net loss before
  preferred stock
  dividends                            (792,059)    (5,400,497)         (2,336,009)     (6,830,430)
Preferred stock dividends                    --       (131,190)                 --        (524,760)
Net loss allocable to
    common stockholders            $   (792,059)  $ (5,531,687)       $ (2,336,009)   $ (7,355,190)
                                   ------------   ------------        ------------    ------------

Net loss per share,
  basic and diluted                $      (0.30)  $      (0.71)       $      (0.90)   $      (1.49)
                                   ------------   ------------        ------------    ------------
Weighted average
  common shares outstanding           2,599,610      7,825,084           2,599,610       4,922,043
                                   ------------   ------------        ------------    ------------

     The accompanying notes are an integral part of these financial statements.

                   EDGE TECHNOLOGY GROUP, INC.
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                                      FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                 ------------------------------
                                                                     1999              2000
                                                                 ------------      ------------
Operating activities:
Net loss before preferred stock dividends                        $ (2,336,209)     $ (6,830,430)
Adjustments to reconcile net loss to net
   cash used in operating activities:
  Non-cash stock compensation expense                                  17,500                --
  Loss on conversion                                                       --         4,796,404
  Non-cash interest expenses                                               --           392,465
  Depreciation                                                        654,604           450,841
  Amortization of deferred financing expenses                         159,499            85,886
  Disposal of fixed assets                                                 --            44,256
  Changes in assets and liabilities:
     (Decrease)/increase in accounts receivable                       (47,443)            9,133
     Decrease in other current assets                                  (8,116)          (50,469)
     Increase in prepaid expense - advance royalties                   97,900            51,306
     (Decrease)/increase in inventories                                (4,523)            9,626
     Increase in restricted investments                               148,571           200,000
     (Decrease)/increase in accounts payable                          (70,960)          383,481
     Increase in accrued expenses                                     166,582            50,871
     (Decrease)/increase in other current liabilities                 (68,136)          110,274
                                                                 ------------      ------------
          Net cash used in operating activities                    (1,281,485)         (296,356)
                                                                 ------------      ------------
Investing activities:
     Capital expenditures                                             (22,233)          (37,781)
     Purchase of convertible long term note receivable                     --        (1,400,000)
     Proceeds from the sale of assets                                  52,245           126,519
     Proceeds from the sale of short-term investments               1,558,329                --
                                                                 ------------      ------------
          Net cash provided by (used in)
               investing activities                                 1,588,341        (1,311,262)
                                                                 ------------      ------------
Financing activities:
     Proceeds from the issuance of common stock                            --         2,187,999
     Repayment of borrowings                                         (440,002)               --
     Borrowings on short-term notes payable                                --                --
                                                                 ------------      ------------
          Net cash provided by (used in) financing activities        (440,002)        2,187,999
                                                                 ------------      ------------
          Net change in cash and cash equivalents                    (133,146)          580,381
Cash and cash equivalents at beginning of period                      244,346            19,724
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $    111,200      $    600,105
                                                                 ------------      ------------
Supplemental disclosure of cash flow information:
     Cash paid for interest                                      $     85,264      $      4,308
                                                                 ------------      ------------


   The accompanying notes are an integral part of these financial statements.

                   EDGE TECHNOLOGY GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Edge Technology Group, Inc., formerly Visual Edge Systems Inc. ("Edge" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations and cash flows for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 2000. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB, as amended, for the year ended December 31, 1999.

     In September 2000, Edge completed its corporate reorganization announced in July 2000. Infinity Investors Limited, Glacier Capital Limited and Summit Capital Limited, which were the holders of the convertible notes and shares of Series A-2 Convertible Preferred Stock issued by Edge, converted all the convertible securities based on a formula of one (1) share of common stock (after taking into account the reverse stock split referred to below) for each $1.00 of principle and interest outstanding under the convertible notes and for each $1.00 of liquidation amount of the Series A-2 Convertible Preferred Stock and of unpaid dividends. The number of shares of common stock issued upon this conversion was 6,689,165 (after taking into account the reverse stock split effected by Edge in September 2000). As a result of this corporate reorganization, Edge has no shares of preferred stock outstanding and no outstanding convertible notes.

(2)  GOING CONCERN MATTERS

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 1999 and 2000, the Company incurred losses before preferred stock dividends of $2,336,009 and $6,830,430, respectively, and at September 30, 2000, its current liabilities exceeded its current assets by approximately $159,561 and its accumulated deficit is approximately $31,528,734. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

(3)  INVESTMENT AT COST

     On September 1, 2000, Edge accepted contributions from Purchase Pooling Investment Fund and Odyssey Ventures Online Holdings, S.A. of 9,593,824 shares and 975,000 shares, respectively, or approximately 19.8%, of Series A Convertible Preferred Stock of Purchase Pooling.com, Inc. in exchange for a total of 2,644,841 shares of Edge common stock. Purchase Pooling.com, Inc. is a web-based demand aggregator enabling governmental and educational entities as well as businesses to reduce their costs on large-ticket items by combining their purchasing power. Edge is accounting for this investment under the cost method.

(4)  CONVERTIBLE LONG TERM NOTE RECEIVABLE

     On September 22, 2000, Edge invested $1.4 million in Hencie, Inc. in the form of a senior subordinated note payable by Hencie. Edge has agreed to invest an additional $1.4 million in the form of Hencie's Series A Preferred Stock upon the conversion of the promissory note into Series A Preferred Stock, which will occur at the option of Edge. Edge also has an option to purchase an additional $700,000 of Series A Preferred Stock. The proceeds from this transaction will be used to expand Hencie's business model to open new offices, market certain of its products, add new product lines and launch innovative service offerings.

(5)  EQUITY PRIVATE PLACEMENT

     In September, Edge issued and sold an aggregate of 1,458,667 shares of its common stock to private accredited investors for an aggregate purchase price of $2,188,000 in a private offering. In connection with the private offering, Edge issed warrants to purchase 729,333 shares of Edge's common stock to private accredited investors at an exercise price of $3.00 per share. Edge also issued 83,333 shares of common stock to Marion Interglobal, Ltd. as a result of the conversion by Marion of $125,000 of indebtedness owed to Marion by Edge, and 142,005 shares of common stock to Great White Shark Enterprises, Inc. upon its conversion of approximately $284,009 of indebtedness owed to Great White Shark Enterprises by Edge.

(6)  REVERSE STOCK SPLIT

     During September 2000, Edge effected a four (4) for one (1) reverse stock split. All share and per share amounts have been restated accordingly.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

     The following discussion contains, in addition to historical information, "forward-looking statements" with respect to Edge which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth strategies, margins, and growth in sales of the Company's products. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those discussed in the Company's filings with the Securities and Exchange Commission and the section entitled "Risk Factors" contained herein.

GENERAL

     Edge operates, develops and finances technology-oriented companies itself and through subsidiaries and affiliated companies. As a part of its business, Edge develops, markets and sells personalized CD-ROM and videotape golf lessons featuring
One-on-One instruction by leading professional golfer Greg
Norman.

Technology-oriented Companies
-----------------------------

     As part of its recently announced strategy, in September 2000 Edge invested $1.4 million in Hencie, Inc. in the form of a senior subordinated note payable by Hencie. Edge has agreed to invest an additional $1.4 million in the form of Hencie's Series A Preferred Stock upon the conversion of the promissory note into Series A Preferred Stock, which will occur at the option of Edge. Edge also has an option to purchase an additional $700,000 of Series A Preferred Stock. Pursuant to the terms of the transaction, Pierre Koshakji, Edge's Chief Executive Officer, President and Secretary, is serving as a director of Hencie, and Adil Khan, Chief Executive Officer and President of Hencie, is serving on Edge's Board of Advisors. The proceeds from this transaction will be used to expand Hencie's business model to open new offices, market certain of its products, add new product lines and launch innovative service offerings.

     To further effect its new business strategy, Edge accepted contributions from Purchase Pooling Investment Fund and Odyssey Ventures Online Holdings, S.A. of 9,593,824 shares and 975,000 shares, respectively, or approximately 19.8%, of Series
A Convertible Preferred Stock of Purchase Pooling.com, Inc. in exchange for a total of 2,644,841 shares of Edge common stock. Purchase Pooling.com, Inc. is a web-based demand aggregator enabling governmental and educational entities as well as businesses to reduce their costs on large-ticket items by combining their purchasing power. Edge is accounting for this investment under the cost method.

     Edge has not derived any significant revenues to date from its investment in Hencie or Purchase Pooling.com.

CD-ROM and Videotape Golf Lessons
---------------------------------

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

     At a One-on-One event, Edge's team of technicians uses portable video and computer equipment or a truck or other vehicle outfitted as a mobile production facility. When portable equipment is used, the digitized swing recordings are electronically forwarded to Edge's production facility and the completed product is delivered to the golfer using electronic mail. Edge locates its One-on-One vans in selected geographic areas that service golf courses and driving ranges throughout the United States. When mobile production vehicles are used, they are driven to golf courses and corporate events to film participants and produce the One-on-One lessons on-site.

     The majority of our cost of sales for our One-on-One golf lesson product is contributed to Edge's fixed operating costs which includes operator salaries, vehicle storage and depreciation and Edge's fixed overhead expenses. Approximately 26.5% of the cost of sales are variable costs related to sales and production. These costs include the cost of the videotapes and CD-ROMs, royalties to Greg Norman and sales commissions. Edge believes that significantly higher sales levels are needed before it may be able to generate profits on this product. Management believes that Edge will not achieve such sales levels in 2000 and no assurance can be given that Edge will ever achieve such sales levels or that the variable costs will remain constant as a percent of sales or that Edge will not incur additional fixed costs.

     Edge has entered into an agreement with the Major League Baseball Players Association to produce Internet and other instructional products for baseball players of all skill levels worldwide. Edge has completed a development-stage product, and is currently analyzing its marketability. Edge does not expect the first product to be available for distribution until the market analysis has been completed and distribution channels have been established.

Recent Developments
-------------------

     Effective September 1, 2000, Edge completed its reorganization, in which Edge took the following actions:

     *    Edge changed its name from Visual Edge Systems,
          Inc. to Edge Technology Group, Inc.

     * Edge effected a four (4) for one (1) reverse stock split of its outstanding common stock.

     * Edge expanded the size of the Board of Directors to five (5) and elected Pierre Koshakji as a director and Johann Schotte as the Chairman of the Board.

     *    Edge elected Pierre Koshakji as the Chief Executive
          Officer, President and Secretary of Edge,and Thomas
          Peters as theExecutive Vice President.

     * Edge effected the sale and issuance of 1,458,667 shares of common stock at a purchase price of $1.50 for each share, resulting in proceeds of approximately
          $2,188,000 to Edge.

     * Edge issued warrants to purchase 729,333 shares of common stock at an exercise price of $3.00 for each share.

     * Edge agreed to pay Infinity approximately $39,000 of principal plus all accrued and unpaid interest, an amount which has been advanced by Infinity to Edge for working capital purposes.

     * Edge agreed to pay Infinity approximately $180,000 of principal plus all accrued and unpaid interest, an amount which has been advanced by Infinity to Edge for working capital purposes.

     *    Edge issued Marion Interglobal, Ltd. 83,333 shares of
          Edge's common stock in satisfaction of approximately
          $125,000 of indebtedness that has been advanced by Marion Interglobal to Edge for working capital purposes.

     In addition, as part of these actions, Infinity Investors
Limited, Glacier Capital Limited and Summit Capital Limited, which were the holders of the convertible notes and shares of Series A-2 Convertible Preferred Stock issued by Edge, converted all these convertible securities based on a formula of one (1) share of common stock (after taking into account the four-for-one reverse stock split referred to in this Report) for each $1.00 of principle and interest outstanding under the convertible notes and for each $1.00 of liquidation amount of the Series
A-2 Convertible Preferred Stock and of unpaid dividends. The number of shares of common stock issued upon this conversion was 6,689,165 (after taking into account the four-for-one reverse stock split referred to in this Report). As a result of these actions, Edge has no shares of preferred stock outstanding and no outstanding convertible notes and is no longer in default under the documents governing the convertible notes and the Series
A-2 Convertible Preferred Stock. In connection with these actions, Edge has recognized a loss for the conversion of debt.



RESULTS OF OPERATIONS

     Three months ended September 30, 2000 compared to the three months ended September 30, 1999

     Sales for the three months ended September 30, 2000 decreased $517,732 or 60.5% to $337,572 from $855,304 for the three months ended September 30, 1999. This decrease in sales is primarily due to fewer events being performed. Additionally, Edge's Canadian operations and the operations of Edge's licensee for England ceased in the middle of 1999. Edge has reduced the number of sales people by more than half and reduced the cost of a sale by more than 33.0% in connection with pursuing a new sales strategy including the Jim McLean/KSL Resorts program.

     The cost of sales for the three months ended September 30, 2000 decreased $301,234 or 47.8% to $328,817 from $630,051 for the three months ended September 30, 1999. This decrease in the cost of sales is attributable to Edge's reduced sales and the increased use of portable video equipment at events with production occurring at Edge's production facility in substitution for mobile production vehicles. Depreciation on mobile production vehicles not currently in use accounted for approximately 30% of the cost of sales for the three months ended September 30, 2000.

     Operating expenses for the three months ended September 30, 2000 decreased $479,722 or 51.9% to $444,275 from $923,997 for the three months ended September 30, 1999. This decrease is attributable primarily to a decrease in executive salaries and benefits as well as a reduction in salaried personnel. Our employee count decreased from 38 on September 30, 1999 to 18 on September 30, 2000. This decrease was partially offset by an increase in legal fees incurred in connection with ongoing litigation and the corporate reorganization described in this Report.

     As a result of the factors described above, operating loss for the three months ended September 30, 2000 decreased $263,224 or 37.7% to $435,520 from $698,744 for the three months ended
September 30, 1999.

     Interest income for the three months ended September 30, 2000 decreased $113 or 1.8% to $6,448 from $6,335 for the three months ended September 30, 1999. Interest expense for the three months ended September 30, 2000 increased $2,791 or 6.1% to $48,811 from $46,020 for the three months ended September 30, 1999.

     For the period ended September 30, 2000, loss for conversion of debt was $4,796,404. This loss relates primarily to the conversion of Edge's previously outstanding convertible notes and the Series A-2 Convertible Preferred Stock, which were converted into shares of Edge's common stock under the terms of the Fourth Amendment to the Bridge Securities Purchase Agreement and Related Documents among Edge and the holders of the convertible notes and the Series A-2 Convertible
Preferred Stock.

     Net loss before preferred stock dividends for the three months ended September 30, 2000 increased $4,608,438 or 581.8% to $5,400,497 from $792,059 for the three months ended September 30, 1999. Net loss per share for the three months ended September 30, 2000 increased 136.7%% to $0.71 from $0.30 for the three months ended September 30, 1999.

     Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

     Sales for the nine months ended September 30, 2000 decreased $1,109,137 or 53.0% to $983,468 from $2,092,605 for the nine months ended September 30, 1999. This decrease in sales is primarily due to fewer events being performed. Additionally, Edge's Canadian operations and the operations of Edge's licensee for England ceased in the middle of 1999. Edge has reduced the number of sales people by more than half and reduced the cost of a sale by more than 33.0% in connection with pursuing a new sales strategy including the Jim McLean/KSL Resorts program.

     The cost of sales for the nine months ended September 30, 2000 decreased $835,433 or 48.5% to $886,215 from $1,721,648 for the nine months ended September 30, 1999. This decrease in the cost of sales is attributable to Edge's reduced sales and the increased use of portable video equipment at events with production occurring at Edge's production facility in substitution for mobile production vehicles. Depreciation on mobile production vehicles not currently in use accounted for approximately 36.8% of the cost of sales for the nine months ended September 30, 2000.

     Operating expenses for the nine months ended September 30, 2000 decreased $1,086,648 or 44.4% to $1,362,105 from $2,448,753 for the nine months ended September 30, 1999. This decrease is primarily attributable to a decrease in executive salaries and benefits and, to a lesser degree, is attributable to a reduction in salaried personnel. Our employee count decreased from 38 on September 30, 1999 to 18 on September 30, 2000. This decrease was partially offset by an increase in legal fees incurred in connection with ongoing litigation and the corporate reorganization described in this Report.

     As a result of the factors described above, the operating loss for the nine months ended September 30, 2000 decreased
$813,143 or 39.1% to $1,264,852 from $2,077,995 for the nine months ended September 30, 1999.

     Interest income for the nine months ended September 30, 2000 decreased $39,881 or 81.8% to $8,848 from $48,729 for the nine months ended September 30, 1999. This decrease is a result of a reduction in restricted investments due to the redemption of certificates of deposit which were used to secure equipment financing that was terminated in January 2000.

     Interest expense for the nine months ended September 30, 2000 increased $207,760 or 141.1% to $355,004 from $147,244 for the nine months ended September 30, 1999. This increase in interest expense is primarily due to short term notes payable obtained in 2000 as well as a default rate of interest that accrued on the convertible notes. The event of default increased the interest rate from 8.25% to 18.0% per annum.

     For the period ended September 30, 2000, loss for conversion of debt was $4,796,404. This loss relates primarily to the conversion of Edge's previously outstanding convertible notes and the Series A-2 Convertible Preferred Stock, which were converted into shares of Edge's common stock under the terms of the Fourth Amendment to Bridge Securities Purchase Agreement and Related Documents among Edge and the holders of the convertible notes and the Series A-2 Convertible Preferred Stock.

     Net loss before preferred stock dividends for the nine months ended September 30, 2000 increased $4,494,421 or 192.4% to $6,830,430 from $2,336,009 for the nine months ended September 30, 1999. Net loss per share, basic and diluted, for the nine months ended September 30, 2000 decreased 65.5% to $1.49 from $0.90 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Edge does not currently maintain a bank credit facility. Edge has historically financed its operations primarily through the sale of equity securities or instruments convertible into equity securities. On September 30, 2000, Edge had cash and cash equivalents of $600,105 and a working capital deficit of approximately $159,561, as compared to cash and cash equivalents of $19,724 and a working capital deficit of approximately $557,141 at December 31, 1999. Net cash provided by/used in operating activities for the nine months ended September 30, 2000 was $296,356. Net cash provided by/used in investing activities in the nine months ended September 30, 2000 was $1,311,262, and $2,187,999 was provided by financing activities for a total increase in cash and cash equivalents of $580,381.

     On September 1, 2000, holders of the convertible notes and shares of Series A-2 Convertible Preferred Stock issued by Edge converted all the convertible securities owned by them based on a formula of one (1) share of common stock (after taking into account the reverse stock split referred to below) for each $1.00 of principle and interest outstanding through September 1, 2000 under the convertible notes and for each $1.00 of liquidation amount of the Series A-2 Convertible Preferred Stock and of unpaid dividends through September 1, 2000. The number of shares of common stock issued upon this conversion was 6,689,165 (after taking into account the reverse stock split effected by Edge in September 2000). As a result of this conversion, Edge has no shares of preferred stock outstanding and no outstanding convertible notes.

     On September 20, 2000, Edge sold to private accredited investors an aggregate of 1,458,667 shares of its common stock for an aggregate purchase price of $2,188,000, and warrants to purchase 726,000 shares of common stock at an exercise price of $3.00 for each share.

     On September 30, 2000, Edge had an accumulated deficit of $31,528,734, as compared to an accumulated deficit of $24,173,544 at December 31, 1999.

     Edge will require further cash or a reduction in operating expenses at the current revenue levels to satisfy Edge's contemplated working capital requirements for the foreseeable future. If Edge is unable to raise cash or finance its operations from cash flow, it may exhaust its cash resources by the year-end and may be forced to curtail or cease its operations.

     The financial statements have been prepared assuming that Edge will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount of classification of liabilities that may result from the possible inability of Edge to continue as a going concern.

SEASONALITY

     The Company's business has historically been seasonal with higher sales in the second and third quarters of each fiscal year. The Company believes greater numbers of golf events are held during the warm months of the year.

CERTAIN RISK FACTORS

     Readers of this report on Form 10-QSB or any of our press releases should carefully consider the following risk factors, in addition to the other information contained herein. This report on Form 10-QSB and our press releases contain statements of a forward-looking nature relating to future events or the future financial performance of Edge within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby. Readers are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified herein, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

     WE HAVE EXPERIENCED SIGNIFICANT AND CONTINUING LOSSES. As of September 30, 2000, Edge had an accumulated deficit of $31,528,734 and incurred a net loss before preferred stock dividends of $6,830,430 for the nine months ended September 30, 2000. We believe that Edge will continue to incur losses until Edge generates sufficient revenues to offset the operating costs associated with commercializing its products. These losses could limit our ability to grow and to raise new funds and could ultimately jeopardize our ability to remain in business.

     OUR PERFORMANCE MAY PREVENT EDGE FROM OBTAINING ADDITIONAL CAPITAL. As a result of our continuing losses, the low market price of our common stock and the delisting of our common stock from the Nasdaq SmallCap Market, we believe that it will be very difficult, if not impossible, for Edge to raise additional capital in the future. As of September 30, 2000, Edge had a total of cash and cash equivalents of $600,105. Edge is unlikely to become profitable in the reasonably foreseeable future. Accordingly, if Edge cannot raise new funds, Edge may exhaust its cash resources and be unable to continue in business.

     THE VALUE OF EDGE'S SECURITIES COULD DECREASE UPON THE ISSUANCE OF ADDITIONAL SECURITIES BY EDGE. As of September 30, 2000 there were a substantial number of outstanding options and warrants to purchase shares of our common stock. The exercise of any of these options or warrants will also have a dilutive effect on our stockholders. Furthermore, holders of such options or warrants are more likely to exercise them at times when Edge could obtain additional equity capital on terms that are more favorable to us than those provided in the options or warrants. As a result, exercise of the options or warrants may adversely affect the terms of such financing. The sale of a substantial number of shares of our common stock may adversely affect the prevailing price of such common stock in the public market and may impair our ability to raise capital through the sale of its equity securities.

     EDGE RELIES SIGNIFICANTLY ON ITS LICENSE WITH GREG NORMAN. In connection with the production and promotion of our products, Edge uses, under a worldwide license, Greg Norman's name, likeness, endorsement and certain trademarks. During 1999, Greg Norman and Great White Shark notified Edge of defaults by Edge under the Greg Norman license. The parties have since entered into an amended license agreement to allow Edge to continue to use its rights under the Greg Norman license. The Greg Norman license expires on December 31, 2001, subject to termination pursuant to the terms thereunder. Our business may be adversely affected if the Greg Norman license is terminated in the future or if Greg Norman dies, becomes disabled, retires from tournament play, experiences a significant decline in his performance at golf tournaments, reduces his participation in golf tournaments, commits a serious crime or performs any act which adversely affects his reputation. Edge has obtained a "key-man" life insurance policy on Greg Norman in the amount of $10,000,000.

     OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ SMALLCAP MARKET AND IS SUBJECT TO ADDITIONAL SIGNIFICANT RISKS. Because we were unable to meet Nasdaq's listing requirements, Edge was delisted from the Nasdaq SmallCap Market in June 1999. The delisting of our common stock means that, among other things, fewer investors have access to trade our common stock which will limit our ability to raise capital through the sale of our securities. In addition, our common stock is subject to penny stock regulations, which could cause fewer brokers and market makers to execute trades in our common stock. This is likely to hamper our common stock trading with sufficient volume to provide liquidity and could cause our stock price to further decrease.

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

     WE MUST BE ABLE TO IMPLEMENT OUR BUSINESS PLAN. Our plan of operation and prospects are largely dependent upon our ability to achieve significant market acceptance for our strategy and products, establish and maintain relationships with our customers, successfully hire and retain skilled technical, marketing and other personnel, and successfully develop, market and sell our products on a timely and cost effective basis. There can be no assurance that Edge will be able to continue to implement our business plan. Failure to effectively implement our business plan will have a material adverse effect on Edge.

     OUR PRODUCTS MAY BE SUBJECT TO PRODUCT OBSOLESCENCE OR SHORT PRODUCT LIFE CYCLES BEFORE THEY ARE ACCEPTED. The markets for our products may be characterized by rapidly changing technology which could result in product obsolescence or short product life cycles. Our competitors could develop technologies or products that render our products obsolete or less marketable. Accordingly, our ability to compete may depend upon our ability to continually enhance and improve our products.

     EDGE HAS A LIMITED PRODUCT LINE. Edge currently depends entirely on the sales of a limited product line to generate revenues. Edge may develop other products in the future that may or may not be similar to our current products. Edge cannot assure that our current or future products will prove to be commercially viable. Failure to achieve commercial viability on a timely basis would cause Edge to close our business.

     INDUSTRY FACTORS BEYOND OUR CONTROL COULD AFFECT OUR
FINANCIAL PERFORMANCE. Our future operating results will depend on numerous factors beyond our control, including:

     * The popularity, price and timing of competitors' products being introduced and distributed

     *    National, regional and local economic conditions
          (particularly recessionary conditions adversely affecting consumer spending)

     *    Changes in consumer demographics

     * The availability and relative popularity of other forms of sports and entertainment

     * Public tastes and preferences, which may change rapidly and cannot be predicted

     Our ability to plan for product development and promotional activities may be affected by our ability to anticipate and respond to relatively rapid changes in consumer tastes and preferences. To the extent that Edge targets consumers with limited disposable income, Edge may find it more difficult to price our products at levels which result in profitable operations.

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

     EDGE MAY NOT BE ABLE TO CARRY OUT OUR ACQUISITION STRATEGY. Edge has recently adopted an acquisition strategy to expand our product offerings. This strategy focuses on technology companies. To be suitable for acquisition by Edge, these companies must be small enough to be affordable yet profitable. These candidates may be few in number and may attract offers from companies with greater financial resources than Edge. We cannot assure you that Edge will be able to locate suitable acquisition targets or that Edge will be able to complete any acquisitions.

     OUR CURRENT FINANCIAL CONDITION PREVENTS EDGE FROM FINANCING AN ACQUISITION INDEPENDENTLY. Our current financial condition will not allow Edge to finance an acquisition independently. If Edge locates an acquisition opportunity, it will have to depend on the profitability of the target company and the efforts of some of our major stockholders to attract and obtain financing. We cannot assure you that Edge will be able to obtain financing on acceptable terms or at all. If we cannot obtain financing, we will not be able to complete any acquisitions.

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

     OUR INVESTMENTS MAY INCUR LOSSES AND MAY NOT HAVE ANY FUTURE PROFITS. Companies into which Edge makes investments may have operating losses. As start-up companies, these businesses may continue to incur significant increases in expenses. These increases may adversely impact our business and their financial condition.

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

     WE MAY HAVE FUTURE CAPITAL NEEDS AND MAY NOT BE ABLE TO OBTAIN SUITABLE FINANCING. Due to our limited operating history and the nature of the Internet and other technology-related industries, our future capital needs are difficult to predict. We may require additional capital to fund any of the following:

     *    advertising, maintenance and expansion

     *    sales, marketing, research and development

     *    unanticipated opportunities

     *    operating losses from changing business conditions

     * operating losses from unanticipated competitive pressures

     *    new venture capital investments

     *    strategic alliances

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

     OUR SUBSIDIARIES ARE NOT, AND IN THE FUTURE MAY NOT BE, WHOLLY-OWNED. We hold approximately 10% of the outstanding capital stock of Hencie, Inc. on a fully diluted basis, and approximately 19.8% of the outstanding capital stock of Purchase Pooling.com, Inc. We may not be able to direct the management and policies of these companies, or those of other companies into which we invest in the future. Although we expect under the provisions of the executed term sheet to have representation on the board of Hencie, Inc. no assurance can be given that our representatives will be able to influence its future direction in a manner which results in increased value to us through our minority ownership interest.

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

     INFINITY AND ITS AFFILIATES, AS WELL AS GLOBAL TECHNOLOGY PARTNERS LIMITED, HOLD LARGE AMOUNTS OF OUR COMMON STOCK AND COULD EXERCISE CONTROL OVER EDGE, WHICH MAY RAISE CONFLICTS OF INTEREST. Infinity and its affiliates, as well as Global Technology Partners Limited, own a sufficient amount of our common stock to exercise significant control over our business, policies and affairs and, in general, determine the outcome of any corporate transaction or other matters submitted to the stockholders for approval, all in a manner that could conflict with the interests of other stockholders.

     WE MAY BECONME SUBJECT TO INCREASED REGULATORY OVERSIGHT AS A RESULT OF OUR INVESTMENTS IN OTHER COMPANIES. As a result of our investments in other companies, we may be or become subject to the Investment Company Act of 1940 and other laws that regulate investing activities. Any such regulation may negatively impact our cost of doing business, may restrict our business and may materially adversely affect our business, financial condition, operating results and future prospects.

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

     OUR RIGHT TO ISSUE PREFERRED STOCK AND ANTI-TAKEOVER PROVISIONS UNDER DELAWARE LAW COULD MAKE A THIRD PARTY ACQUISITION OF US DIFFICULT. Our certificate of incorporation provides that our board of directors may issue preferred stock without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire us without the approval of Edge's board. Additionally, Delaware corporate law imposes certain restrictions on corporate control transactions that could make it more difficult for a third party to acquire us without the approval of our board.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

PROCEEDINGS WITH FORMER OFFICERS AND DIRECTORS

     On September 23, 1999, Messrs. Takefman and Parker filed suit in Florida state court against Edge, Infinity, HW Partners, L.P., Clark Hunt, Barrett Wissman, John Wagner, Stuart Chasanoff and Keith Benedict (Earl Takefman, et al. v. Visual Edge System, Inc., et al., Case No. CL 99-9086 AG, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida). Messrs. Takefman and Parker allege that they are owed severance payments pursuant to their respective employment agreements with Edge, and assert claims for breach of contract, tortious interference with contract and interference with employment. Edge believes Mssrs. Takefman's and Parker's claims are without merit and intends to vigorously defend itself against those claims.

     On October 12, 1999, Edge filed suit in Delaware Chancery Court against Messrs. Takefman and Parker for, among other things, breach of fiduciary duty, breach of employment agreements and tortious interference with contract (Visual Edge Systems Inc.
v. Earl T. Takefman, et al.; Civil Action No. 17472-NC, in the Court of Chancery of the State of Delaware in and for New Castle County). On November 5, 1999, Messrs. Takefman and Parker moved to dismiss the action or to stay the action in favor of the Florida suit. On January 31, 2000, the Delaware court granted the motion to stay until further order of that court. As a result, Edge intends to assert its claims against Mssrs. Takefman and Parker as counterclaims in the prior-filed Florida action, which is described in the immediately preceding paragraph.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In September 2000, Edge issued to private accredited investors an aggregate of 1,458,667 shares of its common stock for an aggregate purchase price of $1,288,009 pursuant to Rule 506, Regulation D of the Securities Act of 1933. Edge also issued warrants to private accredited investors to purchase 729,333 shares of common stock at an exercise of $3.00 per share pursuant to Rule 506, Regulation D of the Securities Act of 1933.

     No underwriting discounts were paid in connection with any of the above sales. Edge paid approximately $6,000 in commissions in connection with the above sales. For all of the above sales, Edge claimed an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Prior to September 1, 2000, Edge had outstanding $1,500,000 face amount of convertible notes held by Infinity Investors Limited, Summit Capital Limited and Glacier Capital Limited. Interest on the convertible notes was payable quarterly. Edge had not paid interest owed on Edge's outstanding convertible notes since March 31, 1999. The non-payment of such interest and principal, upon maturity thereof, constituted an event of default under the convertible notes and related agreements.

     In addition, Edge was obligated to pay a dividend to the holders of its Series A-2 Convertible Preferred Stock. The non-payment of these dividends constituted an event of default under the terms of the Series A-2 Convertible Preferred Stock.

     Pursuant to the Agreement and Fourth Amendment to the Bridge Securities Purchase Agreement and Related Documents dated as of July 13, 2000, by and among Edge and each of the holders of Series A-2 Convertible Preferred Stock and convertible notes, on September 1, 2000, the holders of Edge's Series A-2 Convertible Preferred Stock and convertible notes had converted all the Series A-2 Convertible Preferred Stock and convertible notes held by them into common stock of Edge based on a formula discussed above. The number of shares of common stock issued upon this conversion was 6,689,165 (after taking into account the reverse stock split discussed above). As a result of the conversion, Edge has no shares of preferred stock outstanding and no outstanding convertible notes; and no default exists under the terms of the documents governing the convertible notes or Series A-2 Convertible Preferred Stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In July 2000, Edge sent to its stockholders a Consent Solicitation Statement pertaining to various corporate action. In August 2000, holders of shares of Edge's common stock, which in each case constituted a majority of the issued and outstanding shares of common stock of Edge, consented to the corporate actions discussed above. The results of such solicitation are set forth in Edge's Form 10-QSB filed on August 21, 2000.

ITEM 5.   OTHER INFORMATION

     In October 2000, Infinity Investors Limited transferred 6,869,854 shares of Edge common stock to Global Technology Partners Limited. As a result of this transfer of securities, Global Technology Partners holds approximately 38.2% of Edge's outstanding common stock, and Infinity, Glacier Capital Limited and Summit Capital Limited and its affiliated entities hold approximately 30.8% of Edge's outstanding common stock.


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.1  --   Amended and Restated Certificate of Incorporation
          of Edge (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on September 15, 2000)

3.2  --   Amended and Restated By-Laws of Visual Edge
          (Incorporated by reference to Exhibit 3.2 to Amendment
          No. 1 to the Company's Registration Statement on Form
          SB-2 (Registration No. 333-5193) effective July 24,
          1996)

3.3  --   Certificate of Designation for Series A-2
          Convertible Preferred Stock (Incorporated by reference to Exhibit A to the Third Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of December 29, 1998, among Visual Edge, Infinity Investors Limited, IEO Holdings Limited (as the transferee from Infinity Emerging Opportunities Limited), Summit Capital Limited (as the transferee of Sandera Partners, L.P.) and Glacier Capital Limited (as the transferee of Lion Capital Partners, L.P.), which is filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 8, 1999)

3.4  --   Certificate of Amendment to Amended and Restated
          Certificate of Incorporation of Edge (Incorporated by
          reference to the Company's Form 8-K filed on October 6,
          2000)

4.1  --   Form of Common Stock Specimen (Incorporated by
          reference to Exhibit 4.3 to the Company's Form 8-K filed on September 15, 2000)

4.2  --   Form of Specimen Redeemable Warrant Certificate
          (Incorporated by reference to Exhibit 4.2 to Amendment
          No. 1 to the Company's Registration Statement on Form
          SB-2 (Registration No. 333-5193) effective July 24,
          1996)

4.3  --   Form of Warrant Agreement between Visual Edge and
          Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.2 the Company's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.4  --   Form of Warrant among American Stock Transfer &
          Trust Company, Visual Edge and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.5  --   Form of Convertible Note issued to investors in
          the Infinity Bridge Financing (Incorporated by reference to Exhibit 99.5 to the Company's Form 8-K filed June 23, 1997)

4.6  --   Form of Common Stock Purchase Warrant issued to
          Vision Financial Group, Inc. (Incorporated by reference to Exhibit 4.8 to the Company's Form 10-QSB filed
          November 14, 1997)

4.7  --   Form of Common Stock Purchase Warrant issued to
          investors in the Infinity Bridge Financing in connection with the amendment to such financing
          (Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K filed February 9, 1998)

4.8* -- Form of Warrant issued to investors in the September 2000 private offering

4.9  --   Amended and Restated Certificate of Incorporation
          of Edge (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed September 15, 2000)

4.10 --   Certificate of Amendment to Amended and Restated
          Certificate of Incorporation of Edge (Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed September 15, 2000)

10.1 -- License Agreement, dated as of March 1, 1995, between Great White Shark Enterprises, Inc. and Edge, as supplemented (Incorporated by reference to Exhibit
          10.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

10.2 --   Amendment to License Agreement, dated as of June
          3, 1997, by and among Edge, Greg Norman and Great White
          Shark Enterprises, Inc. (Incorporated by reference to
          Exhibit 99.1 to the Company's Form 8-K/A filed June 27,
          1997)

10.3 --   Amendment to License Agreement, dated as of
          January 1, 2000, by and among Edge, Greg Norman and Great White Shark Enterprises, Inc. (Incorporated by reference to the Company's Form 10-K for fiscal year ended December 31, 1999 filed on April 14, 2000)

10.4 -- Employment Agreement, dated as of May 1, 1996, between Thomas S. Peters and Edge, as amended
          (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2
          (Registration No. 333-5193) effective July 24, 1996)

10.5 --   Second Amended and Restated 1996 Stock Option Plan
          (Incorporated by referenced to the Company's 1999
          definitive Proxy Statement filed August 1, 2000)

10.6 --   Lease Agreement by and between Fairfax Boca 92,
          L.P., a Georgia limited partnership, and Edge for offices located at 901 Yamato Road, Boca Raton, Florida
          (Incorporated by reference to Form 10-K for fiscal year ended December 31, 1999)

10.7 -- Assignment, dated April 19, 1996, from Thomas S. Peters to Edge (Incorporated by reference to Exhibit
          10.11 to the Company's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24,
          1996)

10.8 -- Share and Warrant Purchase Agreement, dated as of February 27, 1997, by and between Edge and Status-One Investments Inc. (Incorporated by reference to Exhibit
          10.11 to the Company's Registration Statement on Form SB-2 (Registration No. 333-24675) filed April 7, 1997)

10.9 --   Bridge Securities Purchase Agreement, dated as of
          June 13, 1997, by and among Edge and Infinity Investors Limited, Infinity Emerging Opportunities Limited, Sandera Partners, L.P. and Lion Capital Partners, L.P. (collectively with their transferees, the "Funds") (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed June 23, 1997)

10.10 --  Registration Rights Agreement, dated as of June 13,
          1997, by and among Edge and the Funds (Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed June 3, 1997)

10.11 -- Transfer Agent Agreement, dated as of June 13, 1997, by and among Edge, the Funds and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit
          99.3 to the Company's Form 8-K filed June 23, 1997)

10.12 -- Purchase Agreement, dated as of March 27, 1998, by and among Edge and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-
          K for the fiscal year ended December 31, 1997)

10.13 -- Registration Rights Agreement, dated as of March 27, 1998, by and among Edge and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1997)

10.14 -- First Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of December 31, 1997, by and among Edge and the Funds (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed February 9, 1998)

10.15 - Second Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of March 27, 1998, by and among Edge, Infinity Investors Limited, Infinity Emerging opportunities Limited, Summit Capital Limited (as the transferee of Sandera Partners, L.P.) and Glacier Capital Limited (as the transferee of Lion Capital Partners, L.P.) (Incorporated by reference to
          Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1997)

10.16 -- Third Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of December 29, 1998, by and among Edge, Infinity Investors Limited, IEO Holdings Limited (as the transferee from Infinity Emerging Opportunities Limited), Summit Capital Limited (as the transferee of Sandera Partners, L.P.) and Glacier Capital Limited (as the transferee of Lion Capital Partners, L.P.) (Incorporated by reference to
          Exhibit 99.1 to the Company's Form 8-K filed January 8,
          1999)

10.17 -- Security Agreement, dated as of February 6, 1998, between the Company and HW Partners, L.P., as agent for and representative of the Funds (Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed February 9, 1998)

10.18 -- Form of Warrant Certificate (Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K filed
          February 9, 1998)

10.19 -- Amendment, dated as of December 31, 1998, to License Agreement dated as of March 1, 1995, by and among Greg Norman, Great White Shark Enterprises, Inc. and Edge, as amended on April 19, 1996, October 18, 1996 and June 3, 1997 (Incorporated by reference to Exhibit 10.19 to the Company's Form 10-KSB for the fiscal year ended December 31, 1998)

10.21 -- Sublease Agreement, dated as of September 29, 1999, by and between Edge and Sensormatic Electronics
          Corporation (Incorporated by reference to the Company's
          Form 10-K for fiscal year ended December 31, 2000)

10.22 -- Fourth Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of July 13, 2000, by and among Edge, Infinity Investors Limited, Glacier Capital Limited and Summit Capital Limited (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed July 17, 2000)

10.23 -- Employment Agreement, dated as of September 1, 2000, by and between Pierre Koshakji and Edge (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed
          September 25, 2000)

10.24 --  Investment Agreement by and among Hencie, Inc., Adil
          Khan and Edge, with Exhibits 1, 4 and 5 attached
          (Incorporated by reference to Exhibit 10.1 to the Form
          8-K filed October 6, 2000)

10.25 --  Senior Subordinated Convertible Unsecured Promissory
          Note signed by Hencie, Inc. for the benefit of Edge
          (Incorporated by reference to Exhibit 10.2 to the Form
          8-K filed October 6, 2000)

27*   --  Financial Data Schedule

----------

*    Filed herewith

 (b)      Exhibits and Reports on Form 8-K

     (1) Edge filed a Form 8-K on September 15, 2000, announcing the completion of its corporate reorganization, the conversion of Edge's Series A-2 Convertible Preferred Stock by Infinity Investors Limited, Glacier Capital Limited and Summit Capital Limited, the contribution of stock by Purchase Pooling Investment Fund and Odyssey Ventures Online Holdings, S.A., as well as certain other events in connection with its corporate reorganization.



                            SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EDGE TECHNOLOGY GROUP, INC.

Date:  November 20, 2000      By:  /s/ PIERRE KOSHAKJI
                              ---------------------------------
                              Pierre Koshakji
                              Chief Executive Officer and President
                              (Principal Executive Officer and
                                Principal Financial Officer)

                        INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION

3.1  --   Amended and Restated Certificate of Incorporation
          of Edge (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on September 15, 2000)

3.2  --   Amended and Restated By-Laws of Visual Edge
          (Incorporated by reference to Exhibit 3.2 to Amendment
          No. 1 to the Company's Registration Statement on Form
          SB-2 (Registration No. 333-5193) effective July 24,
          1996)

3.3  --   Certificate of Designation for Series A-2
          Convertible Preferred Stock (Incorporated by reference to Exhibit A to the Third Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of December 29, 1998, among Visual Edge, Infinity Investors Limited, IEO Holdings Limited (as the transferee from Infinity Emerging Opportunities Limited), Summit Capital Limited (as the transferee of Sandera Partners, L.P.) and Glacier Capital Limited (as the transferee of Lion Capital Partners, L.P.), which is filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 8, 1999)

3.4  --   Certificate of Amendment to Amended and Restated
          Certificate of Incorporation of Edge (Incorporated by
          reference to the Company's Form 8-K filed on October 6,
          2000)

4.1  --   Form of Common Stock Specimen (Incorporated by
          reference to Exhibit 4.3 to the Company's Form 8-K filed on September 15, 2000)

4.2  --   Form of Specimen Redeemable Warrant Certificate
          (Incorporated by reference to Exhibit 4.2 to Amendment
          No. 1 to the Company's Registration Statement on Form
          SB-2 (Registration No. 333-5193) effective July 24,
          1996)

4.3  --   Form of Warrant Agreement between Visual Edge and
          Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.2 the Company's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.4  --   Form of Warrant among American Stock Transfer &
          Trust Company, Visual Edge and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.5  --   Form of Convertible Note issued to investors in
          the Infinity Bridge Financing (Incorporated by reference to Exhibit 99.5 to the Company's Form 8-K filed June 23, 1997)

4.6  --   Form of Common Stock Purchase Warrant issued to
          Vision Financial Group, Inc. (Incorporated by reference to Exhibit 4.8 to the Company's Form 10-QSB filed
          November 14, 1997)

4.7  --   Form of Common Stock Purchase Warrant issued to
          investors in the Infinity Bridge Financing in connection with the amendment to such financing
          (Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K filed February 9, 1998)

4.8* -- Form of Warrant issued to investors in the September 2000 private offering

4.9  --   Amended and Restated Certificate of Incorporation
          of Edge (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed September 15, 2000)

4.10 --   Certificate of Amendment to Amended and Restated
          Certificate of Incorporation of Edge (Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed September 15, 2000)

10.1 -- License Agreement, dated as of March 1, 1995, between Great White Shark Enterprises, Inc. and Edge, as supplemented (Incorporated by reference to Exhibit
          10.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

10.2 --   Amendment to License Agreement, dated as of June
          3, 1997, by and among Edge, Greg Norman and Great White
          Shark Enterprises, Inc. (Incorporated by reference to
          Exhibit 99.1 to the Company's Form 8-K/A filed June 27,
          1997)

10.3 --   Amendment to License Agreement, dated as of
          January 1, 2000, by and among Edge, Greg Norman and Great White Shark Enterprises, Inc. (Incorporated by reference to the Company's Form 10-K for fiscal year ended December 31, 1999 filed on April 14, 2000)

10.4 -- Employment Agreement, dated as of May 1, 1996, between Thomas S. Peters and Edge, as amended
          (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2
          (Registration No. 333-5193) effective July 24, 1996)

10.5 --   Second Amended and Restated 1996 Stock Option Plan
          (Incorporated by referenced to the Company's 1999
          definitive Proxy Statement filed August 1, 2000)

10.6 --   Lease Agreement by and between Fairfax Boca 92,
          L.P., a Georgia limited partnership, and Edge for offices located at 901 Yamato Road, Boca Raton, Florida
          (Incorporated by reference to Form 10-K for fiscal year ended December 31, 1999)

10.7 -- Assignment, dated April 19, 1996, from Thomas S. Peters to Edge (Incorporated by reference to Exhibit
          10.11 to the Company's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24,
          1996)

10.8 -- Share and Warrant Purchase Agreement, dated as of February 27, 1997, by and between Edge and Status-One Investments Inc. (Incorporated by reference to Exhibit
          10.11 to the Company's Registration Statement on Form SB-2 (Registration No. 333-24675) filed April 7, 1997)

10.9 --   Bridge Securities Purchase Agreement, dated as of
          June 13, 1997, by and among Edge and Infinity Investors Limited, Infinity Emerging Opportunities Limited, Sandera Partners, L.P. and Lion Capital Partners, L.P. (collectively with their transferees, the "Funds") (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed June 23, 1997)

10.10 --  Registration Rights Agreement, dated as of June 13,
          1997, by and among Edge and the Funds (Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed June 3, 1997)

10.11 -- Transfer Agent Agreement, dated as of June 13, 1997, by and among Edge, the Funds and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit
          99.3 to the Company's Form 8-K filed June 23, 1997)

10.12 -- Purchase Agreement, dated as of March 27, 1998, by and among Edge and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-
          K for the fiscal year ended December 31, 1997)

10.13 -- Registration Rights Agreement, dated as of March 27, 1998, by and among Edge and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1997)

10.14 -- First Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of December 31, 1997, by and among Edge and the Funds (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed February 9, 1998)

10.15 -- Second Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of March 27, 1998, by and among Edge, Infinity Investors Limited, Infinity Emerging opportunities Limited, Summit Capital Limited (as the transferee of Sandera Partners, L.P.) and Glacier Capital Limited (as the transferee of Lion Capital Partners, L.P.) (Incorporated by reference to
          Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1997)

10.16 -- Third Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of December 29, 1998, by and among Edge, Infinity Investors Limited, IEO Holdings Limited (as the transferee from Infinity Emerging Opportunities Limited), Summit Capital Limited (as the transferee of Sandera Partners, L.P.) and Glacier Capital Limited (as the transferee of Lion Capital Partners, L.P.) (Incorporated by reference to
          Exhibit 99.1 to the Company's Form 8-K filed January 8,
          1999)

10.17 -- Security Agreement, dated as of February 6, 1998, between the Company and HW Partners, L.P., as agent for and representative of the Funds (Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed February 9, 1998)

10.18 -- Form of Warrant Certificate (Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K filed
          February 9, 1998)

10.19 -- Amendment, dated as of December 31, 1998, to License Agreement dated as of March 1, 1995, by and among Greg Norman, Great White Shark Enterprises, Inc. and Edge, as amended on April 19, 1996, October 18, 1996 and June 3, 1997 (Incorporated by reference to Exhibit 10.19 to the Company's Form 10-KSB for the fiscal year ended December 31, 1998)

10.21 -- Sublease Agreement, dated as of September 29, 1999, by and between Edge and Sensormatic Electronics
          Corporation (Incorporated by reference to the Company's
          Form 10-K for fiscal year ended December 31, 2000)

10.22 -- Fourth Amendment to Bridge Securities Purchase Agreement and Related Documents, dated as of July 13, 2000, by and among Edge, Infinity Investors Limited, Glacier Capital Limited and Summit Capital Limited (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed July 17, 2000)

10.23 -- Employment Agreement, dated as of September 1, 2000, by and between Pierre Koshakji and Edge (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed
          September 25, 2000)

10.24 --  Investment Agreement by and among Hencie, Inc., Adil
          Khan and Edge, with Exhibits 1, 4 and 5 attached
          (Incorporated by reference to Exhibit 10.1 to the Form
          8-K filed October 6, 2000)

10.25 --  Senior Subordinated Convertible Unsecured Promissory
          Note signed by Hencie, Inc. for the benefit of Edge
          (Incorporated by reference to Exhibit 10.2 to the Form
          8-K filed October 6, 2000)

27*   --  Financial Data Schedule

----------

*    Filed herewith