Form 10KSB
period 2000-12-31
EDGE TECHNOLOGY GROUP INC
filed 2001-04-17
CIK 1015172

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 UNITED STATES

                                  FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED December 31, 2000

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________________ TO __________________
                        COMMISSION FILE NUMBER: 0-20995

                          EDGE TECHNOLOGY GROUP, INC.
            (Exact name of Registrant as specified in its charter)

          DELAWARE                                          13-3778895
 (State or other jurisdiction of                  (IRS Employer Identification
  incorporation or organization)                                No.)


             901 YAMATO ROAD, SUITE 175, BOCA RATON, FLORIDA 33431
        (Address of principal executive offices)            (Zip Code)

                                (214) 999-2245
             (Registrant's telephone number, including area code)

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

 The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates as of April 11, 2001, based on the average bid and asked price of the common stock as of April 11, 2001, was: $2,505,125.

 As of April 11, 2001 there were 16,016,335 shares of the Registrant's common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders to
 be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 2000 are incorporated by reference into Part III of this Form 10-KSB.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Edge Technology Group, Inc. ("Edge" or the "Company") operates, acquires and invests in technology products and services including information technology consulting services, business process software applications and application service providers. We are in the early stages of continuing to broaden and expand the scope of our business to include business opportunities beyond our historical golf training technology products. As part of this expansion, we intend to seek opportunities in technology products and services for acquisition to include in an overall business strategy of developing business process software applications and a delivery mechanism targeted primarily towards middle market businesses. Graham C. Beachum II was appointed our President and Chief Executive Officer on January 23, 2001, along with G. C. "Scooter" Beachum III who was appointed our Vice President and General Manager, to develop and implement this business plan and a strategy for raising the significant amounts of capital necessary to grow Edge's business in these areas.

Prior to our current emphasis on consulting services, software applications, and application services, our business primarily consisted of developing, marketing and selling personalized CD-ROM and videotape golf lessons featuring One-on-One instruction by leading professional golfer Greg Norman, sold under the name "One-on-One with Greg Norman." We developed video production technology that digitally combines actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce a One-on-One golf lesson.

The Company, formerly known as Visual Edge Systems Inc., was incorporated in Delaware in July 1994 and commenced operations in January 1995. We changed the name of our company in September 2000 to Edge Technology Group, Inc. to better reflect our business operations and business strategy.

BUSINESS STRATEGY

Our business strategy consists of competing in several identifiable industries with varying characteristics. We believe the primary industries in which we will be competing consist of information technology consulting, software applications and application service and management outsourcing. We anticipate that the current One-on-One product offering will continue to become a product offering more similar to a software application than the historical manner in which we have sought to market the product of using a sales force to target tournament organizers.

PRODUCTS

One-on One With Greg Norman Golf Personalized Video Instruction

We have developed several personalized One-on-One with Greg Norman golf lessons for both right- and left-handed golfers. Our personalized products include a lesson stressing basic golf fundamentals for either males or females, a lesson geared towards senior golfers, an advanced lesson for lower-handicap players and a "follow-up" lesson which measures a golfer's improvement from prior lessons. Our One-on-One personalized golf lesson analyzes a golfer's swing by comparing it to Greg Norman's swing at several different club positions from two camera angles. The golfer receives a CD-ROM at the time of filming and receives, within a few days, an e-mail containing a link to that golfer's processed golf swing. The CD-ROM, once installed on the golfer's home computer, captures the e-mailed swing and integrates it into the lesson for the side-by-side comparison with Greg Norman. Greg Norman's pre-recorded instructional commentary, analysis and computer graphics highlight important golf fundamentals intended to improve a golfer's performance. In addition, the CD-ROM features golf instructor Jim McLean who provides pre-recorded drills and instruction designed to correct the specific errors made by the golfer.

Edge expects that it will need to continue to make improvements commensurate with advancing technological capabilities to allow this product to remain desirable by its intended customers. Edge believes that these developments will likely need to be in the areas of internet delivery capabilities as well as expanding the interactive capabilities of the product.

Under the terms of a license agreement among Edge, Greg Norman and Great White Shark Enterprises, Inc., Greg Norman granted to Edge a worldwide license to use his name, likeness and endorsement and certain trademarks owned by him in connection with the production and promotion of our products. The Greg Norman license prohibits Greg Norman from granting similar rights to any person with respect to any concept which is the same as or confusingly similar to our concept or products and does not prohibit Edge from entering into similar endorsement agreements with other athletes or instructors. As amended, the initial term of the license agreement expires on December 31, 2001, with 2 additional 5-year renewals.

Proposed Software Applications

Edge believes that developing or acquiring software application product offerings will be important to the success of Edge's business plans. In order to develop product offering capabilities, Edge has become an Oracle Corporation partner and intends to develop or acquire software applications focused on business processes.

In order for Edge to properly execute the business strategy, support Oracle product implementations and support future customers, Edge has become a Program
Member Level of the Oracle Partner Program.   Edge will receive a wide variety
of benefits, including increased marketing opportunities, technical support, access to powerful software, communication with other Oracle partners and customers and a commitment to total joint customer satisfaction. The Program Member Level enables any partner to build their business with Oracle. It is a primary resource for web-based, including interactive educational and support offerings. Edge will also receive access to development licenses, technical forums and libraries, specific marketing information, sales tools and other events.

Edge intends to focus on developing or acquiring business process software applications in three major areas divided by function:

 . Strategic
 . Operational, and
 . Transactional

Strategic functions of the enterprise are focused on the planning and measuring the success of the enterprise as it relates to the execution of its business plan. Operational functions take the strategic plan and turn it into an executable plan utilizing budgeting, forecasting, costing and scheduling. The transactional function of the enterprise requires a large amount of input applications and information management, such as accounting, customer relationship management, SFA or workforce management.

Edge has targeted the creation of six business units or product groups to meet the enterprise functional needs, so the software will delivered in bundles in the following categories:

  1. Internet Services provide general portals tools like a directory of web sites, an engine to search the Internet for information by a word or phrase, news, email, stock quotes and a community forum.

  2. Collaboration Applications provide feature-rich e-mail and other types of messaging for internal and external communication. These solutions also support workgroup and project team collaboration and document sharing, business process automation and workflow applications.

  3. Business Operation Applications provide enterprise application software for back office business operations along with a range of industry-specific solutions.

  4. eBusiness Applications offer a variety of e-commerce solutions to help businesses create and maintain a successful electronic commerce presence on the Web.

  5. Business Intelligence Applications provide applications, which will perform analytics and segmentation on massive amounts of data in a timely fashion. Used in conjunction with the data warehousing and reporting tools, data mining tools allow business analyst to import and manage data for detailed analysis.

  6. Content and Knowledge Management Applications provide robust and efficient management of media assets with the ability to associate content object with products, rules, promotions, or other content objects, business users have total control over their available data.

In July 2000 Edge announced that it had obtained certain rights to produce a baseball product similar to the One-on-One golf product. After evaluating the market potential for this baseball product Edge determined that it would not be in the best interest of Edge to devote capital and resources to this product.

SERVICES

Proposed Information Technology Consulting Services

Edge believes that developing or acquiring information technology consulting service offerings will be important to the success of Edge's business plans. Edge believes that it needs to acquire or develop these services to provide initial implementation and ongoing support services for a number of implementation methodologies and programs that support Edge's software product offerings as well as those of third-party partners such as Oracle Corporation. These consulting and integration engagements will be classified as project, operational or contractual. Project engagements have a defined scope, timeframe and deliverables. Operational engagements are day-to-day task specific. Contract engagements are hour-for-hire. Edge anticipates these consulting and integration services will create implementation channel partners which will use methods and delivery tools developed by this group to deploy and integrate Edge's Software Applications product offerings.

Proposed Application Service and Management Outsourcing

Traditionally, software implementation has been carried out by technicians manually loading software onto a software customer's hardware. This process often requires significant installation efforts and leaves the deployment responsibility with the customer.

Increasingly, the necessary tools for application service and management outsourcing with portal delivery are becoming available. These tools include a rapidly improving network infrastructure, the deployment of broadband access and a multitude of software providers working to optimize applications for an outsourced usage-based environment. Advantages of application service and management outsourcing are significant, and include faster time to market and more consistent upgrades. In addition, outsourcing applications ride the powerful waves of electronic business and commerce and the consulting and integration outsourcing trend, which will continue to be strengthened by "technical talent" shortages.

The application service and management service landscape is rapidly developing, with application vendors and traditional IT service providers joining application service providers, or ASPs.

With the emergence of ASPs, packaged software developers are being redefined as independent software vendors, or ISVs. ISVs develop, publish and support specific software applications and suites of applications. ISVs are approaching the ASP model in a variety of ways. Some ISVs modify current products or incorporate ASP elements into new product lines. Some ISVs are redeveloping their entire product lines to create new products built for the ASP model and are rolling out completely new offerings.

INVESTMENTS IN TECHNOLOGY COMPANIES

Demand Aggregation Technology Solutions. In connection with the September 2000 reorganization, Edge purchased certain securities of PurchasePooling Solutions, Inc. ("PurchasePooling"), a related party. PurchasePooling offers a demand aggregation technology solution allowing collaboration of buyers and seller for complex capital item purchases. PurchasePooling targets buyers who are governmental entities, such as State and local governments, because these highly regulated purchases provide an opportunity for PurchasePooling to increase efficiencies through its technology offerings. Edge issued 2,644,841 shares of our common stock to the PurchasePooling Investment Fund in exchange for 9,593,824 shares of Series A Convertible Preferred Stock of PurchasePooling. Edge is in the process of completing the issuance of 268,789 shares of its common stock to Odyssey Ventures Online Holdings S.A. in exchange for 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling. In December 2000, Edge purchased an additional 2,214,285 shares of Series C Convertible Preferred Stock of PurchasePooling. Edge owns capital stock of PurchasePooling representing an approximately 17% ownership of PurchasePooling.

Information Technology. On September 22, 2000, Edge made a loan of $1.4 million to Hencie, Inc., a Texas-based information technology consulting business. Edge simultaneously entered into agreements with Hencie giving Edge the right to purchase securities from Hencie and its stockholders that would have allowed Edge to own approximately 20% of Hencie. In November 2000, Edge elected not to make any additional investments in Hencie. The loan to Hencie matures November 22, 2001. Hencie offers information technology consulting and implementation services.

MARKETING AND DISTRIBUTION

One-on-One With Greg Norman

Our marketing strategy for our One-on-One video golf lessons is to target

     . companies that operate golf properties

     . customers who will license our technology to develop products

     . businesses that may want to use our technology and products for promotions

     . golf professionals at private and daily fee golf courses and driving ranges

     . various organizers of amateur corporate, charity and member golf tournaments (who typically offer gifts to tournament participants).

To implement our marketing and business strategy, we have developed our product for CD-ROM and Internet delivery to customers. Our representatives or licensees record a customer's golf swing and, at the same time, give the customer a CD-ROM containing the golf swing lesson and transmit the recording to the production facility. At the production facility, we (or the licensee) process the recording of the customer's golf swing to compare it to Greg Norman's golf swing. We (or the licensee) then transmit this comparative information to the customer by sending an electronic mail to the customer with a link for downloading the processed swing.

Other Products and Services

We intend to market our information technology consulting services, software application and application service and management outsourcing to middle market businesses. We generally define middle market businesses to include businesses with gross revenues from $100 million up to $2 billion.

We believe that products and services we may develop or acquire should be marketed with the goal of improving utilization of business information. We intend that these product and service offerings would offer software applications and professional services that support business intelligence systems, enterprise information performance and support improved knowledge management throughout the business operational matrix. We will target companies in this market that have requirements for business process applications, consulting and integration services and outsourced application service and management.

We believe this model will enable middle market enterprises to access integrated business process applications that can be delivered on a fully outsourced basis through portal technology or, if needed, delivered as a traditional licensed product. This entails the integration, deployment, hosting, ongoing management and network access to remotely hosted business process applications like e-commerce, accounting, scheduling and messaging. We intend to provide products and services to the middle market customers that trade the difficulties of purchasing software, managing software implementation risk, staffing an internal information technology department and suffering from unpredictable budgets in return for a single interface, a interoperable data structure, access to applications that complete the end-to-end solution for business processes and a selection of pricing structures.

We believe that it will be necessary for the success of its business plans to have multiple sales models for generating revenue. We intend to use the two basic sales models in the industry, software application sales and service sales.

Software application sales models that we intend to deploy are:

       . License - one-time fee charged to a customer for a software application, which they install and operate on their equipment.

       . Maintenance - annual fee charged to a customer for software upgrades for licensed products.

       . Royalty - one-time fee charged to a reseller for each product sold to an end customer.

       . Subscription service - fees charged to a customer to use a software application, which may be accessed on a contracted time, per user or transaction basis.

Service sales models that Edge will use are:

       . Project Based Contracts - fixed-fee contracts for implementation and deployment of application offerings and training.

       . Support Contracts - fees charged for online, phone, or on-site support of applications and implementations, which may be for a contracted duration or accessed per call.

       . Development fees - hourly fees charged for writing new software code for applications and implementations.

FINANCING TRANSACTIONS

For the past several years, we sought financing through private sources. In general, we raised capital through a combination of debt and equity issuances to private investor groups.

Infinity Financing and Conversion

On June 13, 1997, Edge arranged a three-year $7.5 million debt and convertible equity facility (the "Infinity Financing") with a group of investment funds led by Infinity Investors Limited, a related party, which resulted in net proceeds to Edge of approximately $7.2 million. Under the Securities Purchase Agreement dated June 13, 1997, including the amendments that have since been made to this agreement, Edge issued to the investment funds 1,039,388 shares of common stock, 6,000 shares of Series A-2 Convertible Preferred Stock with a liquidation preference of $1,000 per share and 8.25% Convertible Notes in the original principal amount of $1.5 million.

Under the terms of the investment agreements, the investment funds were granted the right to convert their Series A-2 Convertible Preferred Stock and Convertible Notes into additional shares of our common stock, subject to our right to prepay or redeem any of those convertible instruments at any time. Because Edge's common stock was delisted from the Nasdaq SmallCap Market, an Event of Default existed under the Infinity Financing. As a result, the investment funds attained the rights to convert each share of Series A-2 Convertible Preferred Stock into a number of shares of common stock based on a formula using a percentage of the market price of the common stock. On August 30, 1999, one of the investment funds delivered a notice of conversion to Edge to convert 1,627 of its 4,400 shares of our Series A-2 Convertible Preferred Stock into 2,398,714 shares of our common stock. The conversion was disputed, and litigation ensued in the Delaware Court of Chancery. In January 2000, the court dismissed the action, stating that the claim relating to the conversion was moot because parties to the dispute had resigned from their positions with Edge.

In addition, because of the existence of an Event of Default under the Infinity Financing, the investment funds also attained the rights to convert the Convertible Notes into common stock based on the same formula used to convert the Series A-2 Convertible Preferred Stock into shares of common stock during an Event of Default. Dividends on the Series A-2 Convertible Preferred Stock began accruing on January 1, 2000 at the rate of 8.25% annually and were payable quarterly in cash or in shares of common stock. Edge paid no dividends on the Series A-2 Convertible Preferred Stock. The Convertible Notes matured in June 2000 and interest on the notes was due in cash. The Convertible Notes were secured by all of our significant assets.

In June 2000, Edge recognized Infinity Investors Limited's conversion of 1,627 shares of its Series A-2 Convertible Preferred Stock into 2,398,714 shares of Edge's common stock and approved the issuance of those shares of common stock to Infinity Investors Limited as a result of such conversion. See "Item 3. - Legal Proceedings."

As part of the reorganization of Edge effective September 1, 2000, Infinity Investors Limited, Glacier Capital Limited and Summit Capital Limited, which were the holders of the Convertible Notes and shares of Series A-2 Convertible Preferred Stock issued by Edge, converted all their convertible securities and accrued interest and dividends based on a formula of one (1) share of common stock (after taking into account the four-for-one reverse stock split referred to in Item 5 of this Report) for each $1.00 of principal and interest outstanding under the convertible notes and for each $1.00 of liquidation amount of the Series A-2 Convertible Preferred Stock and of unpaid dividends. The number of shares of common stock issued upon this conversion was 6,689,165 (after taking into account the four-for-one reverse stock split). As a result of these actions, Edge has no shares of preferred stock outstanding and no outstanding convertible notes and is no longer in default under the documents governing the convertible notes and the Series A-2 Convertible Preferred Stock. In connection with these actions, Edge has recognized a loss on the conversion of debt of $4,796,403.

2000 Infinity Loans

During 2000, Infinity Investors Limited, a related party, made certain loans to Edge for working capital purposes. These loans totaled approximately $219,000 and bear interest at a rate equal to 8.5% per annum. As part of the reorganization of Edge effective September 1, 2000, Infinity Investors Limited became entitled to the repayment of these loans. The loan agreement was renegotiated in April 2001 to extend the due date to January 31, 2002. As of March 31, 2001, there was $219,000 in principal outstanding.

September 2000 Equity Issuance

In September 2000, Edge issued to private accredited investors an aggregate of 1,458,667 shares of its common stock for an aggregate purchase price of approximately $2,187,999 pursuant to Rule 506, Regulation D of the Securities Act of 1933. In April 2000 Edge also issued warrants to private accredited investors to purchase 729,333 shares of common stock at an exercise of $3.00 per share pursuant to Rule 506, Regulation D of the Securities Act of 1933.

Effective September 1, 2000, Edge acquired from PurchasePooling, a related party, 9,593,824 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 2,644,841 shares of Edge common stock. In 2000, Edge entered into an agreement to acquire from Odyssey Ventures Online Holdings S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 268,789 shares of Edge common stock. In April 2001, the agreement was finalized and the shares of common stock were issued. The Company's President and CEO is also the President of PurchasePooling.

No underwriting discounts were paid in connection with any of the above sales. Edge paid approximately $6,000 in commissions in connection with the above sales. For all of the above sales, Edge claimed an exemption from registration under Section 4(2) of the Securities Act of 1933.

December 2000 Loan Agreement with Catalyst

On December 13, 2000, Edge entered into a loan agreement with Catalyst Master Fund, L.P. (the "Catalyst Loan"), a related party, to borrow $620,000. The Catalyst Loan was originally due on June 30, 2001 and bears interest at a rate equal to eight percent (8%) per annum. Edge used the proceeds of the Catalyst Loan to purchase 2,214,285 shares of Series C Convertible Preferred Stock of
PurchasePooling.   Catalyst Master Fund is a shareholder of the Company and
certain of the Company's officers are also officers of an entity that manage Catalyst Master Fund.

The Catalyst Loan is convertible at the option of the holder into Edge common stock at a conversion price of $1.50 per share. The Catalyst Loan is also secured by a pledge of substantially all of Edge's assets.

Effective April 2001, Edge entered into an amended loan agreement with Catalyst that increased the borrowings available under the original loan agreement from $620,000 to a total of $2,120,000. Under the amended loan agreement, Edge can draw down amounts under the loan agreement as Edge has need for funds, subject to Edge being in compliance with the covenants contained in that loan agreement. The amended loan agreement bears interest at eight percent (8%) per annum and is due March 31, 2002. The additional amount available under the amended loan agreement is also convertible into Edge common stock at a conversion price of $1.50 per share and is secured by a pledge of substantially all of Edge's assets. As of April 12, 2001, Edge has $1,200,000 available under the amended loan agreement.

COMPETITION

One-on-One Product

In the One-on-One product business, we face competition for consumer discretionary spending from numerous other businesses in the golf industry and related market segments. We compete with a variety of products and services that are used as participant gifts at golf events or provide golf instruction, including instructional CD ROM's and videotapes, golf software used to analyze golf swings and golf courses, schools and professionals who offer video golf lessons, certain of which may be less expensive or provide other advantages to consumers. In addition, certain companies offer both hardware and software to golf professionals for use in connection with golf lessons. Moreover, the instructional golf video segment of the industry has no substantial barriers to entry and, consequently, we expect that other companies that have developed software technologies similar to those used by us may seek to enter our target markets and compete directly against us. There can be no assurance that other companies are not developing or will not seek to develop similar products.

Other Products and Services

We are likely to face additional competition from four primary categories of businesses:

     . Application Service Providers (ASPs)
     . Independent Software Vendors (ISVs)
     . Information Technology Consultants
     . Technology Incubators

ASPs include companies whose core competency is delivering applications over the Internet using a portal interface. These companies have invested the most in their infrastructure and focus on providing a higher level of quality of service, reliability and in-house integration expertise. ASPs generally seek to limit customization in order to reduce cost and risks. ASPs license their software portfolios from multiple vendors to provide applications for their customers.

ISVs are software applications developers that traditionally sell customized software solutions to large corporations with large scale information technology infrastructures. Leaders like Microsoft, Oracle, JDEdwards and PeopleSoft are highly focused on the market and adding hosted solutions to their existing software offerings. Smaller companies such as webMethods and Go2Net have built their products to be delivered on the new delivery model.

Today these players offer software for sale, usually with extensive implementation and customization work required. Most are introducing license rental and ASP services. They are also working to deliver template-based implementations, which would make the integration process more of a commodity and therefore make them legitimate competitors in the application service provider space.

Information technology consultants, including large system integrators, Internet professional services firms and consultants are currently largely separate from ASPs. As the ASP market broadens and begins to compete with the traditional information technology services industry, these companies will adjust their business models from pure consulting to include ongoing maintenance and support. Edge's likely competitors in this industry area include Internet service firms, such as Viant and

Razorfish, and technology consulting firms and integrators, such as Accenture, MarchFirst and the in-house information technology departments of current and potential clients.

Technology holding companies or "incubators" that have multiple business-to-business portfolios companies are beginning to structure as a collection of wholly owned subsidiaries under a single delivery mechanism to the customer. Technology incubators that might compete with us are those that have made minority investments into a variety of businesses and are now acquiring or otherwise combining their formerly minority-owned subsidiaries into a single customer contact.

The associated companies are supported with a comprehensive array of infrastructure services, including Web hosting and design, systems integration, information technology management and marketing and public relations. These services are designed to allow each of the associated companies to focus on its core competencies and accelerate the time-to-market of its products and services.

Our competitors generally have financial resources superior to ours, and as a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sales of their products and services.

There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition, operating results, and liquidity.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

We have obtained a patent from the United States Patent and Trademark Office covering certain aspects of our digital video editing and videotape production process. There can be no assurance that the breadth or degree of protection which patents may afford us will be sufficient to protect our proprietary intellectual property or that our patent will not be circumvented or invalidated. Rapid technological developments in the computer software industry result in extensive patent filings and a rapid rate of issuance of new patents. Furthermore, there can be no assurance that we will have financial or other resources necessary to enforce our patent or defend a patent infringement action. In addition to our patent, we rely on proprietary processes and employ various methods to protect the concepts, ideas and documentation of its products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes or obtain access to our proprietary processes, ideas and documentation. Moreover, although we have entered into confidentiality agreements with certain of our employees, there can be no assurance that such arrangements will adequately protect us.

CHANGES IN MANAGEMENT

Stuart Chasanoff submitted his resignation from our Board of Directors in April 2000.

On July 12, 2000, Ronald F. Seale resigned his position as interim Chief Executive Officer and Chairman of the Board of Directors of Edge. Thomas Peters continued to serve as our President and was additionally appointed Chief Executive Officer on July 12, 2000. On September 5, 2000, Mr. Peters became Executive Vice President then became a Vice President on January 23, 2001.

As part of our reorganization on September 5, 2000, Edge entered into an employment agreement with Pierre Koshakji. Mr. Koshakji initially served as our President from September 5, 2000 until January 23, 2001 when he began serving in his current position of Vice President.

From July 12, 2000 until September 5, 2000, the office of Chairman of the Board of Directors of Edge was vacant. On September 5, 2000, Johan Schotte became our Chairman of the Board of Directors. On January 18, 2001, Mr. Schotte resigned his position as Chairman of the Board of Directors. The Board of Directors of Edge is currently engaged in a search for a Chairman. On January 19, 2001, Mr. Peters and Mr. Koshakji resigned from their positions as members of the Board of Directors.

On January 23, 2001, Edge entered into an employment agreement effective January 2, 2001 with Graham C. Beachum II for Mr. Beachum to serve as our President and Chief Executive Officer. Mr. Beachum has assembled other personnel to develop and expand Edge's business model.

On January 23, 2001, Mr. Beachum was also elected to our Board of Directors. As of April 12, 2001, our Board of Directors consisted of Graham C. Beachum II, J. Keith Benedict and John A. Wagner.

EMPLOYEES

At December 31, 2000, Edge had employed two executive employees and eight employees. In January 2001, Edge employed two executives, Graham C. Beachum II and G.C. Beachum III, as part of our plans to expand our business strategy. In March 2001, Edge reduced its workforce related to the One-on-One products business to three employees. As of April 10, 2001, Edge had two executive employees and six employees.

RISK FACTORS

Readers of this annual report or any of our press releases should carefully consider the following risk factors, in addition to the other information contained herein. This annual report on Form 10-KSB and our press releases contain statements of a forward-looking nature relating to future events or the future financial performance of Edge within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby. Readers are cautioned that such statements are only predictions and that actual events or results may differ substantially. In evaluating those statements, readers should specifically consider the various factors identified in this annual report, including the matters set forth below, which could cause actual results to differ substantially from those indicated by those forward-looking statements.

WE HAVE EXPERIENCED SIGNIFICANT AND CONTINUING LOSSES.

As of December 31, 2000, we had an accumulated deficit of approximately $32.9 million. For each of the five years ended December 31, 2000, we have recorded an operating loss; in certain cases, a substantial operating loss. We incurred a net loss of $8.7 million for the year ended December 31, 2000. We believe that we will continue to incur losses until we are able to generate sufficient revenues to offset the operating costs associated with commercializing our products. These losses could limit our ability to grow and to raise new funds and could ultimately jeopardize our ability to remain in business.

WE ARE AT A RELATIVELY EARLY STAGE WITH OUR REVISED BUSINESS MODEL AND THEREFORE OUR BUSINESS AND PROSPECTS ARE DIFFICULT TO EVALUATE.

Our corporate reorganization and related shift in our business strategy commenced in September 2000 and is ongoing. Since that time, we have been engaged principally in (1) assembling our senior management team, (2) managing our existing portfolio companies, (3) developing our revised business plan, and
(4) attending to various capital raising activities. As such, we have not begun to establish, on any meaningful basis, the strategic relationships and/or to identify the potential businesses, products, or technologies that will be necessary for us to ultimately succeed in the business segment in which we now expect to compete. Accordingly, we do not have any meaningful operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early states of development, particularly companies participating in new and rapidly evolving markets. Some of the risks and difficulties we expect to encounter include our ability to:

     . adapt and successfully execute our revised business plan;
     . overcome the negative market stigma associated with certain over-the-
       counter technology companies;
     . manage and adapt to changing and expanding operations;
     . implement and improve operational, financial and management systems and processes;
     . locate, negotiate with, close and ultimately integrate additional attractive portfolio investments;
     . attract, retain and motivate qualified personnel; and . numerous other risks and difficulties experienced by early state business models generally.

Because of our recent reorganization and our shift away from a single product enterprise, we may have limited insight into trends and conditions that may exist or might emerge and affect our business. We cannot be certain that our revised business strategy will be successful or that we will successfully address these risks.

As a result of our continuing losses, the low market price of our common stock and the delisting of our common stock from the Nasdaq SmallCap Market, we believe that it will be very difficult, if not impossible, for Edge to raise additional capital in the future. As of December 31, 2000, Edge had a total of cash and cash equivalents of approximately $169,846. Edge is unlikely to become profitable in the reasonably foreseeable future. Accordingly, if Edge cannot raise new funds, Edge may exhaust its cash resources and be unable to continue in business.

WE NEED ADDITIONAL FINANCING.

As of December 31, 2000, we had a total of cash and cash equivalents of only $169,846. Accordingly, we need additional financing immediately to implement our business strategy and are relying entirely on the Catalyst Loan for working capital. We do not currently maintain a credit facility with any bank or financial institution. We believe that our ability to raise additional financing, as either debt or equity, is further hindered by our continuing operating losses, the low market price of our common stock and our delisting from Nasdaq. If we are unable to arrange additional financing as needed, we are likely to reduce the scope of our operations or cease operations altogether.

SUBSTANTIALLY ALL OF OUR ASSETS ARE PLEDGED.

The Catalyst Loan is secured by a pledge of substantially all of our assets. Therefore, there is a risk that upon material default of that loan, we could lose substantially all of our assets through a foreclosure proceeding.

THE SHARES ELIGIBLE FOR FUTURE SALE MAY FURTHER DECREASE THE PRICE OF OUR COMMON STOCK.

If our stockholders sell substantial amounts of their common stock in the public market, including shares issued upon the exercise of outstanding options, then the market price of our common stock could fall. As of December 31, 2000 there were a substantial number of outstanding options and warrants to purchase shares of our common stock. The exercise of any of these options or warrants will also have a dilutive effect on our stockholders. Furthermore, holders of such options or warrants are more likely to exercise them at times when Edge could obtain additional equity capital on terms that are more favorable to us than those provided in the options or warrants. As a result, exercise of the options or warrants may adversely affect the terms of such financing and would require us to issue significant amounts of common stock at the time of exercise. The sale of a substantial number of our common stock may adversely affect the prevailing price of such common stock in the public market and may impair our ability to raise capital through the sale of its equity securities.

EDGE RELIES SIGNIFICANTLY ON ITS LICENSE WITH GREG NORMAN FOR ITS ONE-ON-ONE PRODUCT.

In connection with the production and promotion of our products, Edge uses, under a worldwide license, Greg Norman's name, likeness, endorsement and certain trademarks. The initial term of the Greg Norman license expires on December 31, 2001 subject to earlier termination pursuant to the terms thereunder. Our business may be adversely affected if the Greg Norman license is terminated in the future or if Greg Norman dies, becomes disabled, retires from tournament play, experiences a significant decline in his performance at golf tournaments, reduces his participation in golf tournaments, commits a serious crime or performs any act which adversely affects his reputation.

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ SMALLCAP MARKET AND IS SUBJECT TO ADDITIONAL SIGNIFICANT RISKS.

Because we were unable to meet Nasdaq's minimum ongoing listing requirements, Edge was delisted from the Nasdaq SmallCap Market as of June 1, 1999. The delisting of our common stock means that, among other things, fewer investors have access to trade our common stock which will limit our ability to raise capital through the sale of our securities. In addition, our common stock is subject to penny stock regulations, which could cause fewer brokers and market makers to execute trades in our common stock. This is likely to hamper our common stock trading with sufficient volume to provide liquidity and could cause our stock price to further decrease.

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

WE MUST BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

Our business plan will succeed only if we are able to identify, acquire and integrate companies to expand our product and service offerings. Our plan of operation and prospects are largely dependent upon our ability to achieve significant market acceptance for our products and services, establish and maintain relationships with our customers, successfully hire and retain skilled technical, marketing and other personnel, and successfully develop, market and sell our products and services on a timely and cost effective basis. There can be no assurance that Edge will be able to continue to implement our business plan. Failure to implement effectively our business plan will have a material adverse effect on Edge.

WE MAY NOT BE ABLE TO CARRY OUT OUR ACQUISITION STRATEGY.

While we have no current agreements with respect to any acquisition, we may make acquisitions of products, services, technologies, systems or entire businesses in the future. This strategy currently focuses on technology companies with products or services such as information technology consulting, software applications and application service providers. To be suitable for acquisition by Edge, these companies must be small enough to be affordable yet profitable. These candidates may be few in number and may attract offers from companies with greater financial resources than Edge. Acquisitions involve numerous risks, including, among others, loss of key personnel of the acquired company, the difficulties associated with assimilating the personnel and operations of the acquired company, the potential disruption of our ongoing business and the maintenance of uniform standards, controls, procedures and polities. We cannot assure you that Edge will be able to locate suitable acquisition targets or that Edge will be able to complete any acquisitions.

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

CERTAIN OF OUR PRODUCTS MAY BE SUBJECT TO PRODUCT OBSOLESCENCE.

The markets for our Greg Norman One-on-One product may be characterized by rapidly changing technology which could result in product obsolescence or short product life cycles. Our competitors could develop technologies or products that render this product obsolete or less marketable. Accordingly, our ability to compete in this segment may be depend upon our ability to continually enhance and improve our product.

WE DEPEND ON OUR OFFICERS AND KEY PERSONNEL.

The prospects of Edge depend on the personal efforts of Graham C. Beachum II, our President and Chief Executive Officer, and other key personnel to implement our operating and growth strategies. The loss of the services of these executives could have a material adverse effect on our business and prospects because of their experience and knowledge in the industry.

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

OUR INVESTMENTS GIVE US LIMITED CONTROL OVER THE BUSINESSES IN WHICH WE HAVE INVESTED.

We hold approximately 18% of the outstanding capital stock of PurchasePooling, a related party, and have an unsecured loan to Hencie, Inc. We may not be able to direct the management and policies of these companies or influence their future direction in a manner that will result in increased value to Edge for the securities Edge holds. Further, PurchasePooling is in its development stage and is not generating any cash flow. Should PurchasePooling be unable to generate sufficient future revenue and cash flow, it could have a negative impact on the Company's operation.

IF WE FAIL TO MANAGE OUR GROWTH AND INTEGRATE OUR ACQUIRED BUSINESSES, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

If the reorganization and business strategy discussed in this Report results in significant growth of our operations, we will be required to implement and improve our operating and financial systems and controls, and to expand, train and manage our employee base to manage this growth. We will be dependent upon our management to assume and perform the management functions formerly performed by management of each of the parties to the reorganization. To the extent that our management is unable to assume or perform these combined duties, our business, results of operations and financial condition could be adversely affected. There can be no assurance that the management, systems and controls currently in place or any steps taken to improve such management, systems and controls will be adequate in the future. In addition, the integration of the acquired entities and their operations will require our management to make and implement a number of strategic operational decisions. The timing and manner of the implementation of these decisions will materially impact our business operations.

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

A SMALL NUMBER OF STOCKHOLDERS, SOME OF WHICH ARE AN AFFILIATE GROUP, HOLD LARGE AMOUNTS OF OUR COMMON STOCK AND COULD EXERCISE CONTROL OVER EDGE, WHICH MAY RAISE CONFLICTS OF INTEREST.

A small number of stockholders, some of which are an affiliate group, own a sufficient amount of our common stock to exercise significant control over our business, policies and affairs and, in general, determine the outcome of any corporate transaction or other matters submitted to the stockholders for approval, all in a manner that could conflict with the interests of other stockholders.

WE MAY BECOME SUBJECT TO INCREASED REGULATORY OVERSIGHT AS A RESULT OF OUR INVESTMENTS IN OTHER COMPANIES.

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

ITEM 2.           DESCRIPTION OF PROPERTY

Edge's principal executive office is a leased facility with approximately 2,400 square feet of space in Boca Raton, Florida. Edge leases this space under a lease agreement that expires in July 2005. Edge believes that its existing facilities are well maintained and in good operating condition and are adequate for its present and anticipated levels of operations. Edge currently is seeking permanent office space in the Dallas, Texas area to use as the principal office for Edge's planned expansion in connection with its expanded business plan.

ITEM 3.           LEGAL PROCEEDINGS

Proceedings with Stockholders

In August 1999, Infinity, a related party, filed suit against Edge to recognize the conversion of 1,627 shares of Edge's Series A-2 Convertible Stock into 2,398,714 shares of Edge's common Stock. In June 2000, Edge recognized Infinity's conversion and approved the issuance of those shares of common stock, effective August 1999, to Infinity.

Proceedings with Former Officers and Directors

In September 1999, Earl F. Takefman and Richard Parker filed suit against Edge and certain other parties, asserting claims for breach of contract and other matters. In October 1999, Edge counter-sued Messrs. Takefman and Parker for, among other items, breach of fiduciary duty and breach of employment agreements. In April 2001, Edge, Messrs. Takefman and Parker, and the other individuals and entities named in the lawsuits, entered into a settlement agreement whereby Edge agreed to issue 100,000 shares of restricted common stock and pay a cash amount of $30,000 to Messrs. Takefman and Parker in satisfaction of any outstanding claims or claims to options.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          MARKET FOR COMMON STOCK

Our common stock are traded on the Over-The-Counter (OTC) Bulletin Board under the symbol EDGE. Our common stock and warrants were traded on the Nasdaq SmallCap Market until June 1, 1999. Edge completed our initial public offering in July 1996 at an offering price of $5.00 per share for our common stock and $.10 per warrant. In August 2000 our warrants expired at a time when our common stock was trading below the warrant exercise price. On September 2, 2000, Edge effected a four-for-one reverse stock split, which had the effect of reducing the number of issued and outstanding shares by 75% without changing the relative ownership in Edge of any stockholder. For purposes of meaningful comparison, the stock prices in the table below set forth the stock prices that would have resulted had the four-for-one reverse stock split occurred before the dates listed in the table. Edge's common stock traded on the OTC Bulletin Board under the trading symbol, "EDGED" for twenty-three trading days starting on September 6, 2000 to signal this corporate event. After that time, the additional letter "D" was removed and Edge's ticker symbol returned to "EDGE". The following table sets forth

 . for the periods from January 1999 through June 1, 1999, the range of high and low closing bid prices for the common stock reported on the Nasdaq SmallCap Market and

 . for the period from June 2, 1999 through December 31, 2000, the range of high and low closing bid prices for the common stock reported on the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

        ----------------------------------------------------------------
                    COMMON STOCK                       HIGH         LOW
        ================================================================
        Fiscal Year 1999
        ----------------------------------------------------------------
          First Quarter                               $ 4.75      $ 2.75
        ----------------------------------------------------------------
          Second Quarter (through June 1, 1999)        2.875       1.625
        ----------------------------------------------------------------
          Second Quarter (from June 2, 1999)            1.75        .875
        ----------------------------------------------------------------
          Third Quarter                                1.125         .50
        ----------------------------------------------------------------
          Fourth Quarter                                 .58         .25
        ----------------------------------------------------------------
        Fiscal Year 2000
        ----------------------------------------------------------------
          First Quarter                               $ 3.12      $  .26
        ----------------------------------------------------------------
          Second Quarter                                1.96         .60
        ----------------------------------------------------------------
          Third Quarter                                 3.32        1.52
        ----------------------------------------------------------------
          Fourth Quarter                                2.00         .25
         ----------------------------------------------------------------

HOLDERS OF COMMON STOCK

At April 11, 2001, the last reported closing bid price of the common was $.55 per share. At April 11, 2001, there were 121 holders of record of our common stock.

DIVIDENDS

We have not paid cash dividends on our common stock since the inception of the Company, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future and intend to retain our earnings, if any, to finance the expansion of our business and for general corporate purposes. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that our board of directors deems relevant. In addition, the payment of cash dividends may be limited or prohibited by the terms of future loan agreements or the future issuance of Preferred Stock, if any. We anticipate that we will retain any earnings used in the development of new products or services, investments or the expansion of business operations. There can be no assurance that we will ever recognize a gain from our business operations or pay a dividend on our capital stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included as Item 7 of this Annual Report on Form 10-KSB. This discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Edge's actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of certain factors including those set forth in Edge's filings with the Securities and Exchange Commission, specifically including the risk factors set forth under Item 1 of this Annual Report on Form 10-KSB.

GENERAL

Edge Technology Group, Inc. operates, acquires and invests in technology products and services including information technology consulting services, business process software applications and application service providers. We are in the early stages of continuing to broaden and expand the scope of its business to include business opportunities beyond our historical golf training technology products. As part of this expansion, we intend to seek opportunities in technology products and services for acquisition by Edge to include in an overall business strategy of developing a complete business process software application and delivery targeted primarily towards middle market businesses.
We have historically developed, marketed and sold personalized CD-ROM and videotape golf lessons featuring One-on-One instruction by leading professional golfer Greg Norman.

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

  * Edge agreed to pay Infinity approximately $39,000 of principal plus all accrued and unpaid interest, an amount which has been advanced by Infinity to Edge for working capital purposes. The Company currently has not paid this amount.

  * Edge agreed to pay Infinity approximately $180,000 of principal plus all accrued and unpaid interest, an amount which has been advanced by Infinity to Edge for working capital purposes. The Company currently has not paid this amount.

  * Edge issued Marion Interglobal, Ltd. 83,333 shares of Edge's common stock in satisfaction of approximately $125,000 of indebtedness that has been advanced by Marion Interglobal to Edge for working capital purposes.

In addition, as part of these actions, Infinity Investors Limited, Glacier Capital Limited and Summit Capital Limited, which were the holders of the convertible notes and shares of Series A-2 Convertible Preferred Stock issued by Edge, converted all these convertible securities based on a formula of one (1) share of common stock (after taking into account the four-for-one reverse stock split referred to in this Report) for each $1.00 of principal and interest outstanding under the convertible notes and for each $1.00 of liquidation amount of the Series A-2 Convertible Preferred Stock and of unpaid dividends. The number of shares of common stock issued upon this conversion was 6,689,165 (after taking into account the four-for-one reverse stock split referred to in this Report). As a result of these actions, Edge has no shares of preferred stock outstanding and no outstanding convertible notes and is no longer in default under the documents governing the convertible notes and the Series A-2 Convertible Preferred Stock. In connection with these actions, Edge has recognized a loss for the conversion of debt.

Edge also effected the following changes in management during 2000 and the first part of 2001:

* Stuart Chasanoff submitted his resignation from our Board of Directors in April 2000.

* On July 12, 2000, Ronald F. Seale resigned his position as interim Chief Executive Officer and Chairman of the Board of Directors of Edge. Thomas Peters continued to serve as our President and was additionally appointed Chief Executive Officer on July 12, 2000. On September 5, 2000, Mr. Peters became Executive Vice President then became a Vice President on January 23, 2001.

* As part of our reorganization on September 5, 2000, Edge entered into an employment agreement with Pierre Koshakji. Mr. Koshakji initially served as our President from September 5, 2000 until January 23, 2001 when he began serving in his current position of Vice President.

* From July 12, 2000 until September 5, 2000, the office of Chairman of the Board of Directors of Edge was vacant. On September 5, 2000, Johan Schotte became our Chairman of the Board of Directors. On January 18, 2001, Mr. Schotte resigned his position as Chairman of the Board of Directors. The Board of Directors of Edge is currently engaged in a search for a Chairman. On January 19, 2001, Mr. Peters and Mr. Koshakji resigned from their positions as members of the Board of Directors.

* On January 23, 2001, Edge entered into an employment agreement effective January 2, 2001 with Graham C. Beachum II for Mr. Beachum to serve as our President and Chief Executive Officer. Mr. Beachum has assembled other personnel to develop and expand Edge's business model.

* On January 23, 2001, Mr. Beachum was also elected to our Board of Directors. As of April 12, 2001, our Board of Directors consisted of Graham C. Beachum II, J. Keith Benedict and John A. Wagner.

As a result of our reorganization in September 2000, our business strategy is changing. We have expanded our business model to include developing additional technology solutions through organic growth, investments in other businesses or acquisitions of other businesses. These strategies will require significant amounts of capital to undertake. We will be entirely dependent on raising additional capital through public or private offerings of our debt or equity securities. We can give no assurance that we will be able to raise any additional capital for the purposes of funding the historical business operations of Edge or any contemplated businesses we may desire to enter.

The majority of our cost of sales is contributed to Edge's fixed operating costs which includes operator salaries, vehicle storage and depreciation and our fixed overhead expenses. Approximately 25% of the cost of sales are variable costs related to sales and production. These costs include the cost of the videotapes and CD-ROMs, royalties to Greg Norman and sales commissions.

We believe that significantly higher sales levels are needed before we may be able to generate profits on the One-on-One with Greg Norman product. We believe that will not achieve such sales levels in 2001 and we can give no assurance that we will ever achieve such sales levels, that our variable costs will remain constant as a percent of sales or that we will not incur additional fixed costs.

RESULTS OF OPERATIONS

Year ended December 31, 2000 compared year ended December 31, 1999.

Sales for 2000 decreased 47.6% to $1,222,331, as compared to $2,333,642 for 1999. This decrease in sales in 2000, as compared to 1999, is primarily due to decreased revenues from sales of Edge's product which resulted from fewer events being performed. Additionally, Edge's Canadian operations and the operations of Edge's licensee for England ceased in the middle of 1999. In 2000, due to financial problems, Edge reduced the number of sales people by more than half and reduced the cost of a sale by more than 33.0% in connection with pursuing a new sales strategy. The reduced number of sales people contributed to fewer events being performed.

The cost of sales for 2000 decreased 62.1% to $1,102,800, as compared to $2,912,792 for 1999. This decrease in the cost of sales is primarily attributable to Edge's reduced sales and increased use of portable video equipment at events with production occurring at Edge's production facility in substitution for mobile production vehicles. Accordingly, there was a significant decrease in related depreciation expense.

Operating expenses for 2000 increased 8.6% to $3,285,796, as compared to $3,026,938 for 1999. In 2000, as a result of the Company's decision to focus its resources on the acquisition of entities involved in technology products and services, the Company evaluated the recoverability of certain of its assets and recorded an impairment of assets charge totaling $545,138. This increase was partially offset by a decrease in operating expense attributable primarily to a decrease in executive salaries and benefits and salaries relating to processing facility personnel as well as a reduction of salaried personnel. As of April 10, 2001, Edge had two executive employees and six employees.

Interest expense for 2000 was $355,366, as compared to $119,142 for 1999.
This increase in interest expense is primarily due to working capital loans, and default interest on the convertible debt.

In connection with the reorganization in September 2000, Edge had a loss on conversion of $4,796,403 relating to the conversion of Edge's issued and outstanding convertible preferred stock and convertible debt into common stock.

The Provision for Preferred Stock Dividends of $524,760 for the year ended December 31, 2000 relates to the dividends on the Company's Series A-2 Convertible Preferred Stock. The dividends commenced on January 1, 2000. As of December 31, 2000, all of the outstanding preferred stock had been converted into common stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $24.2 million and $33.1 million at December 31, 1999 and December 31, 2000, respectively.

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

The Company's recent focus on information technology consulting services, business process software applications and application services is a new business concept for the Company and the Company cannot predict the nature and
extent of demand for its services.   Further, demand and market acceptance for
the Company's One-on-One personalized CD-ROM and videotape golf lesson continues to be subject to a high level of uncertainty. Achieving market acceptance for the Company's products will require significant efforts and expenditures by the Company to create awareness and demand. The Company's prospects will be significantly affected by its ability to successfully build an effective sales organization and successfully implement its business plan. The Company has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company's strategy and preliminary and future marketing plans may be subject to change as a result of a number of factors, including progress or delays in the Company's marketing efforts and changes in market conditions. To the extent that the Company enters into third-party marketing and distribution arrangements in the future, it will be dependent on the marketing efforts of such third parties and in certain instances on the popularity and sales of their products. There can be no assurance that the Company's strategy will result in successful product commercialization or that the Company's efforts will result in initial or continued market acceptance for the Company's products. If the Company's strategy is unsuccessful, it could have a significant impact on the Company's operations.

Edge does not currently maintain a bank credit facility. Edge has historically financed its operations primarily through the sale of equity securities or instruments convertible into equity securities. On December 31, 2000, Edge had cash and cash equivalents of $169,846, and a working capital deficit of $526,638, as compared to cash and cash equivalents of $19,724, and a working capital deficit of $557,141 at December 31, 1999. Net cash used in operating activities for December 31, 2000 was $1,301,641. Net cash used in investing activities was $1,520,459, and $2,972,222 was provided by financing activities for a total increase in cash and cash equivalents of $150,122. Net cash used in operating activities for 1999 was $1,743,317. Net cash provided by investing activities in 1999 was $2,148,591, and $629,896 was used in financing activities, for a total decrease in cash and cash equivalents in 1999 of $224,622.

Edge has entered into an Amended Loan Agreement with Catalyst Master Fund LP, a related party, for borrowings up to $2,120,000. Under the Amended Loan Agreement, Edge can draw down amounts as Edge has needs for funds, subject to Edge being in compliance with the covenants contained in the Amended Loan Agreement. The loan bears interest at 8.0% per annum and is due March 31, 2002. Further, the loan is convertible into Edge common stock at a conversion price of $1.50 per share and is secured by a pledge of substantially all of Edge's assets. As of April 12, 2001, Edge has $1,200,000 available under the Amended Loan Agreement. Edge believes that this facility will be adequate to fund Edge's needs for at least twelve months. In addition, Edge owes $219,000 of principal as of March 31, 2001 to Infinity, a related party, as a result of loans that were not repaid in our September 2000 reorganization. These loans are due January 31, 2002. Edge has no current source for the repayment of these loans.

Edge expects to meet future liquidity requirements through cash flows generated from operations and cash reserves and maturities or sales of marketable securities and utilization of its Amended Loan Agreement. It is anticipated that those sources of funds will also fund capital expenditure programs. These capital expenditure programs can be suspended or delayed at any time with minimal disruption to Edge's operations if cash is needed in other areas of Edge's operations. The expected operating cash flow, current cash reserves and the Amended Loan Agreement are expected to allow Edge to meet working capital requirements during periods of low cash flows resulting from the seasonality of the industry.

During the past two years Edge has experienced declining sales and increasing operating losses. Should this trend continue, it will be necessary to secure additional financing to continue operations. There can be no assurance that any additional financing will be available on acceptable terms. Should Edge be unable to obtain additional financing, it may be unable to develop, enhance, and market products, retain qualified personnel, take advantage of future opportunities, respond to competitive pressures, or continue operations, any of which could have a material adverse effect on its business, operating results, financial condition and liquidity.

On December 31, 2000, Edge had stockholders equity of $4,689,018, as compared to stockholders deficit of $303,881 at December 31, 1999.

SEASONALITY

Edge's One-on-One product business has historically been seasonal with higher sales in the second and third quarters of each fiscal year.

THIRD-PARTY REPORTS AND PRESS RELEASES

Edge does not make financial forecasts or projections nor does Edge endorse the financial forecasts or projections of third parties or comment on the accuracy of third-party reports. Edge does not participate in the preparation of the reports or the estimates given by analysts. Analysts who issue financial reports are not privy to non-public financial information. Any purchase of our securities based on financial estimates provided by analysts or third parties is done entirely at the risk of the purchaser.

Edge periodically issues press releases to update shareholders on new developments relating to Edge and our business. These releases may contain certain statements of a forward-looking nature relating to future events or the future financial performance of Edge within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby.

Readers are cautioned that such statements are only predictions and that actual events or results may materially differ with those statements. In evaluating such statements, readers should specifically consider the various risk factors identified which could cause actual results to differ materially from those indicated by such forward-looking statements.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

          Report of Independent Certified Public Accountants...........      18

          Report of Independent Certified Public Accountants...........      19

          Balance Sheets as of December 31, 1999 and December 31,
          2000.........................................................      20

          Statements of Operations for the Years Ended December 31,
          1999 and 2000................................................      21

          Statement of Changes in Stockholders' Equity (Deficit) for
          the Years Ended December 31, 1999 and 2000...................   22-23

          Statements of Cash Flows for the Years Ended December 31,
          1999 and 2000................................................      24

          Notes to Financial Statements................................   25-35

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Edge Technology Group, Inc.:
We have audited the accompanying balance sheet of Edge Technology Group, Inc. (the "Company"), as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edge Technology Group, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Miami, Florida
March 28, 2001 (except for the tenth paragraph of Note 7a, as to which the date is April 16, 2001).

To Edge Technology Group, Inc.:

We have audited the accompanying balance sheet of Edge Technology Group, Inc. (formerly Visual Edge Systems, Inc.), a Delaware corporation, as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edge Technology Group, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP


Miami, Florida

March 28, 2000 (except with respect to the matters discussed in the fourth paragraph of Note 7a. as to which the date is April 12, 2000 and Note 2c. as to which the date is September 1, 2000).

                          EDGE TECHNOLOGY GROUP, NC.

                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 2000
                          --------------------------

                                                                                        1999           2000
                                                                                    ------------   -------------
ASSETS
------

CURRENT ASSETS:
Cash and cash equivalents                                                           $     19,724   $     169,846
Accounts receivable                                                                       32,765          13,504
Inventories                                                                               57,894           9,096
Prepaid expenses - advance royalties                                                     150,000           5,024
Other current assets                                                                      49,407          85,390
                                                                                    ------------   -------------

          Total current assets                                                           309,790         282,860

FIXED ASSETS, net                                                                      1,404,097          67,394
INTANGIBLE ASSETS, net                                                                    55,925               -
INVESTMENT - RELATED PARTY                                                                     -       4,587,262
NOTE RECEIVABLE                                                                                -       1,400,000
INVESTMENTS - RESTRICTED                                                                 200,000               -
                                                                                    ------------   -------------

          Total assets                                                              $  1,969,812   $   6,337,516
                                                                                    ============   =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
----------------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                                    $    137,772   $     390,991
Accrued expenses                                                                         476,229         345,011
Other current liabilities                                                                 78,151          73,496
Current maturities of equipment loans                                                    174,779               -
                                                                                    ------------   -------------

          Total current liabilities                                                      866,931         809,498
Notes Payable - Related Parties                                                                          839,000

CONVERTIBLE DEBT                                                                       1,406,762               -
                                                                                    ------------   -------------

          Total liabilities                                                            2,273,693       1,648,498

COMMITMENTS AND CONTINGENCIES                                                                  -               -

STOCKHOLDERS' (DEFICIT) EQUITY:
Series A-2 Convertible Preferred stock, $.01 par value, 5,000,000 shares authorized, 6,000 shares issued and outstanding at
     December 31, 1999                                                              $  6,000,000   $           -
Common stock, $.01 par value, 5,000,000 shares authorized,
     2,599,610 issued and outstanding at December 31, 1999 and 22,500,000 shares
     authorized, 16,016,335 issued and outstanding at December 31, 2000                   25,996         160,163
Additional paid in capital                                                            17,843,667      37,978,720
Deferred stock option compensation                                                             -        (316,696)
Accumulated deficit                                                                  (24,173,544)    (33,133,169)
                                                                                    ------------   -------------

          Total stockholders' (deficit) equity                                          (303,881)      4,689,018
                                                                                    ------------   -------------

Total liabilities and stockholders' (deficit) equity                                $  1,969,812   $   6,337,516
                                                                                    ============   =============

The accompanying notes are an integral part of these financial statements.

                          EDGE TECHNOLOGY GROUP, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                  1999          2000
                                              -----------   -----------

SALES                                         $ 2,333,642   $ 1,222,331

COST OF SALES                                   2,912,792     1,102,800
                                              -----------   -----------

Gross profit (loss)                              (579,150)      119,531

OPERATING EXPENSES:
General and administrative                      2,560,038     2,312,631
Selling and marketing                             466,900       428,027
Impairment of assets                                    -       545,138
                                              -----------   -----------

     Total operating expenses                   3,026,938     3,285,796
                                              -----------   -----------

Operating loss                                 (3,606,088)   (3,166,265)

OTHER INCOME (EXPENSE):
Interest income                                    67,098        13,818
Interest expense                                 (119,142)     (355,366)
Loss on sale of fixed assets                            -       (44,783)
Loss on conversion                                      -    (4,796,403)
Amortization of deferred financing fees          (213,129)     ( 85,866)
                                              -----------   -----------

     Total other income (expense)                (265,173)   (5,268,600)
                                              -----------   -----------

Net loss                                       (3,871,261)   (8,434,865)

PROVISION FOR PREFERRED STOCK DIVIDENDS                --      (524,760)
                                              -----------   -----------

Net loss attributed to common stockholders    $(3,871,261)   (8,959,625)

BASIC AND DILUTED LOSS PER SHARE:
Net loss per share                            $     (1.49)  $     (1.16)
                                              ===========   ===========

Weighted average common shares outstanding      2,598,832     7,695,198
                                              ===========   ===========

The accompanying notes are an integral part of these financial statements.

                          EDGE TECHNOLOGY GROUP, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000


                                                                   Common Stock
                                                               --------------------                   Additional
                                                                                        Preferred       Paid-in
                                                                Shares       Amount       Stock         Capital
                                                                ------       ------     ---------       -------
Balance at December 31, 1998                                  10,378,440    $103,784   $ 6,000,000    $17,748,379

Reverse stock split, effective September 1, 200               (7,783,830)    (77,838)           --         77,838

Issuance of common stock for payment of services                   5,000          50            --         17,450

Net loss                                                              --          --            --             --
                                                              ----------    --------   -----------    -----------

Balance at December 31, 1999                                   2,599,610      25,996     6,000,000     17,843,667

Conversion of 1,627 shares of preferred stock - Infinity       2,398,714      23,987    (1,627,000)     1,603,013

Corporate reorganization [Note 3]                              6,689,165      66,892    (4,373,000)    11,471,614

Conversion of payables to common stock                           225,338       2,253             -        366,088

Issuance of common stock for investment in PurchasePooling     2,644,841      26,448             -      3,940,813

Equity private placement                                       1,458,667      14,587             -      2,173,412

Issuance of stock options                                             --          --             -        580,113

Net loss                                                              --          --            --             --
                                                              ----------    --------   -----------    -----------

Balance at December 31, 2000                                  16,016,335    $160,163   $         -    $37,978,720
                                                              ==========    ========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                                              Deferred
                                                              Compensation        Accumulated
                                                              Expense             Deficit                 Total
                                                              -------             ----------              -----
Balance at December 31, 1998                                  $       -           $(20,302,283)         $ 3,549,880

Reverse stock split, effective September 1, 2000                      -                      -                    -

Issuance of common stock for payment of services                      -                      -               17,500

Net Loss                                                              -             (3,871,261)          (3,871,261)
                                                              ---------           ------------          -----------

Balance at December 31, 1999                                          -            (24,173,544)            (303,881)

Conversion of 1,627 shares of preferred stock - Infinity              -                      -                    -

Corporate reorganization [Note 3]                                     -                      -            7,165,506

Conversion of payables to common stock                                -                      -              368,341

Issuance of common stock for investment in PurchasePooling            -                      -            3,967,261

Equity private placement                                              -                      -            2,187,999

Issuance of stock options                                      (316,696)                     -              263,417

Net loss                                                              -              (8,959,625)          (8,959,625)
                                                              ---------           ------------          -----------

Balance at December 31, 2000                                  $(316,696)          $(33,133,169)         $ 4,689,018
                                                              =========           ============          ===========

The accompanying notes are an integral part of these financial statements.

                          EDGE TECHNOLOGY GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000


                                                                                   1999          2000
                                                                               -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                       $(3,871,261)  $(8,434,865)
Adjustments to reconcile net loss to net cash used in operating activities:
     Noncash stock compensation expense                                                 --       263,417
     Depreciation and amortization                                                 944,111       569,877
     Amortization of deferred financing fees                                       230,629        53,196
     Loss on disposal of fixed assets                                                  675        44,783
     Loss on conversion                                                                  -     4,796,403
     Impairment of assets                                                                -       545,138
Changes in assets and liabilities:
     (Increase) decrease  in accounts receivable                                    (5,872)       19,260
     Decrease in inventory                                                          45,248         8,003
     Decrease in prepaid expenses - advance royalties                              750,734        63,135
     Increase (decrease) in accounts payable                                       (63,845)      283,219
     Increase in accrued expenses                                                  308,434       524,702
     (Decrease) in other current liabilities                                      (140,108)       (4,655)
    (Increase) decrease in other assets                                             57,938       (33,254)
                                                                               -----------   -----------
Net cash used in operating activities                                           (1,743,317)   (1,301,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                               (48,662)      (39,529)
Proceeds from sale of fixed assets                                                  60,145       339,070
Investment in Hencie, Inc                                                                -    (1,400,000)
Proceeds from the sale of short-term investments                                 2,137,108       200,000
Investment in Purchase Pooling                                                           -      (620,000)
                                                                               -----------   -----------

Net cash (used in) provided by investing activities                              2,148,591    (1,520,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock                                               -     2,187,999
Proceeds from note payable, net                                                          -       959,000
Repayment of borrowings                                                           (629,896)     (174,777)
                                                                               -----------   -----------

Net cash provided by (used in) financing activities                               (629,896)    2,972,222
                                                                               -----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (224,622)      150,122

CASH AND CASH EQUIVALENTS, beginning of period                                     244,346        19,724
                                                                               -----------   -----------

CASH AND CASH EQUIVALENTS, end of period                                       $    19,724   $   169,846
                                                                               ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                         $    30,938   $         -
                                                                               ===========   ===========
Cash paid for taxes                                                            $         -   $         -
                                                                               ===========   ===========

The accompanying notes are an integral part of these financial statements.

                          EDGE TECHNOLOGY GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000



1.   COMPANY OPERATIONS

a.   Background

Edge Technology Group, Inc. ("Edge" or "the Company") was organized to develop, market and sell personalized CD-ROM and videotape golf lessons featuring One-on-One instruction by professional golfer Greg Norman.

The Company was incorporated in July 1994 as "Visual Edge Systems, Inc." and commenced developmental operations in January 1995. The Company changed its name in September 2000 to Edge Technology Group, Inc.

The Company currently operates, acquires and invests in technology products and services including information technology consulting services, business process software applications and application service providers. The Company is in the early stages of continuing to broaden and expand the scope of its business to include business opportunities beyond its historical golf training technology products. As part of this expansion, the Company intends to seek opportunities in technology products and services for acquisition to include in an overall business strategy of developing a complete business process software application and delivery targeted primarily towards middle market businesses.

Prior to the Company's current emphasis on consulting services, software applications, and application services, its business primarily consisted of developing, marketing and selling personalized CD-ROM and videotape golf lessons featuring One-on-One instruction by leading professional golfer Greg Norman, sold under the name "One-on-One with Greg Norman." The Company developed video production technology that digitally combines actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce a One-on-One golf lesson. The One-on-One personalized golf lesson analyzes a golfer's swing by comparing it to Greg Norman's swing at several different club positions from two camera angles. The golfer receives a CD-ROM at the time of filming and receives, within a few days, an e-mail containing a link to that golfer's processed golf swing. The CD-ROM, once installed on the golfer's home computer, captures the e-mailed swing and integrates it into the lesson for the side-by-side comparison with Greg Norman. Greg Norman's pre-recorded instructional commentary, analysis and computer graphics highlight important golf fundamentals intended to improve a golfer's performance. In addition, the CD-ROM features golf instructor Jim McLean who provides pre-recorded drills and instruction designed to correct the specific errors made by the golfer.

b.   Uncertainty of Proposed Plan of Operation

The Company has suffered recurring loses from operations and has an accumulated deficit of approximately $24.2 million and $33.1 million at December 31, 1999 and December 31, 2000, respectively.

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

The Company's recent focus on information technology consulting services, business process software applications and application services is a new business concept for the Company and the Company cannot predict the nature and
extent of demand for its services.   Further, demand and market acceptance for
the Company's One-on-One personalized CD-ROM and videotape golf lesson continues to be subject to a high level of uncertainty. Achieving market acceptance for the Company's products will require significant efforts and expenditures by the Company to create awareness and demand. The Company's prospects will be significantly affected by its ability to successfully build an effective sales organization and successfully implement its business plan. The Company has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company's strategy and preliminary and future marketing plans may be subject to change as a result of a number of factors, including progress or delays in the Company's marketing efforts and changes in market conditions. To the extent that the Company enters into third-party marketing and distribution arrangements in the future, it will be dependent on the marketing efforts of such third parties and in certain instances on the popularity and sales of their products. There can be no assurance that the Company's strategy will result in successful product commercialization or that the Company's efforts will result in initial or continued market acceptance for the Company's products. If the Company's strategy is unsuccessful, it could have a significant impact on the Company's operations.

c.   Delisting of common stock

Because the Company was unable to meet Nasdaq's minimum ongoing listing requirements, the Company was delisted from the Nasdaq SmallCap Market as of June 1, 1999. The delisting of the Company's common stock means that, among other things, fewer investors have access to trade the common stock which will limit the Company's ability to raise capital through the sale of securities. In addition, the common stock is subject to penny stock regulations, which could cause fewer brokers and market makers to execute trades in the common stock. This is likely to hamper the common stock trading with sufficient volume to provide liquidity and could cause the stock price to further decrease. Exclusion of the Company's shares from Nasdaq has adversely affected the market price and liquidity of the Company's equity securities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

b.   Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 1999 and 2000, substantially all cash and cash equivalents are interest-bearing deposits.

c.   Reverse stock split

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

The Company evaluates the recoverability of long-lived assets and certain identifiable intangibles to be held and used by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. The Company evaluates the recoverability of long-lived assets held for sale by comparing the asset's carrying amount with its fair value less cost to sell. As of December 31, 2000, the Company recorded an impairment charge of approximately $464,000 to write down the value of certain of its production video equipment to its estimated fair value, which is reflected in impairment of assets in the statement of operations for the year ended December 31, 2000.

f.   Prepaid Expenses-Advance Royalties

On December 31, 1998, an amendment to the royalty agreement with Greg Norman was signed which eliminated the post December 31, 1998 minimum guaranteed royalty payments and increased the royalty to 13% of all revenues (8% to be paid annually/quarterly/monthly in cash and 5% to be applied against past royalty amounts). Once the Company's revenues exceed $24,172,000, the royalty is to be reduced to 8%. The guaranteed minimum royalty payments were capitalized and expensed as the related revenues were earned. Additionally, the Company continually evaluates the expected realization of the carrying value of the prepaid royalty and, if necessary, reduces the carrying value to reflect management's best estimate of the amounts to be recovered in future periods. As of

December 31, 2000, the Company recorded an impairment charge of approximately $81,000 to write down the value of the prepaid expenses - advance royalties to its estimated fair value, which is reflected in impairment of assets in the statement of operations for the year ended December 31, 2000.

g.   Investments-Restricted

Investments-restricted represent certificates of deposit required as collateral for the equipment loans. In 2000, the investment matured and the proceeds were used to repay the equipment loans in full.

h.   Revenue Recognition

Revenue from sale of event days or individual personalized videotapes is recognized when the Company completes the event day or delivers the CD-ROMS or videotapes to the individual customer, and collection is reasonably assured. Deposits received in advance of CD-ROM or videotape delivery are recorded as customer deposits which are included in other current liabilities in the accompanying balance sheets.

i.   Income Taxes

In accordance with SFAS No. 109, "Accounting for Income Taxes, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

j.   Investment - Related Party

In September 2000, the Company issued 2,644,841 shares of its common stock to PurchasePooling Solutions, Inc. ("PurchasePooling"), a related party, in return for 9,593,824 shares of Purchase Pooling Series A Convertible Preferred Stock. In December 2000, the Company invested an additional $620,000 with PurchasePooling in return for 2,214,285 shares of Series C Convertible Preferred Stock. As a result, the Company now has an approximately 18% ownership interest in PurchasePooling, a web-based demand aggregator enabling government and educational entities to save significantly on large-ticket capital items by combining their purchasing power nationwide and globally. The Company is accounting for this investment under the cost method of accounting. The Company's President and CEO is also the CEO of PurchasePooling. In 2000, the Company entered into an agreement to acquire from Odyssey Ventures Online S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 268,789 shares of the Company's common stock. In April 2001, the agreement was finalized and the shares of common stock were issued. PurchasePooling is in its development stage and is not generating any cash flow. Should PurchasePooling be unable to generate sufficient future revenue and cash flow, it could have a negative impact on the Company's operations.

k.   Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments, note receivable, notes payable, accounts receivable and accounts payable as reflected in the accompanying balance sheets approximate fair value due to the short-term maturity of these instruments.

l.   Loss per Share

The Company follows SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic loss per share is calculated by dividing loss attributed to common stockholders by the weighted average number of shares of common stock outstanding during each period. For all periods presented basic and diluted net loss per share are the same.

As of December 31, 1999 and 2000, due to the Company's net losses, shares of common stock issuable upon conversion of convertible debt and Preferred Stock and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact is antidilutive.

m.   Stock Option Plan

Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," companies can either measure the compensation cost of equity instruments issued to employees under compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board ("APB") Opinion No. 25. The Company intends to recognize compensation costs, where appropriate, under the provisions of APB No. 25, and has provided the expanded disclosure required under SFAS No. 123 (see Note 10).

n.   Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for the Company as of January 1, 2001. The new standard requires that all derivatives as either assets or liabilities be measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of this new accounting standard will not have a material impact on the Company's business, financial condition or results of operations, since the Company does not presently have any derivative or hedging-type investments as defined by SFAS No. 133.

o.   Note Receivable

In September 2000, the Company loaned $1.4 million to Hencie, Inc. ("Hencie") in the form of a Promissory Note (the "Note"). The Note accrues interest at a rate of 8% per annum and the principal and interest is due on or before November 21, 2001. The Note was convertible into 885,543 shares of Hencie's common stock through November 22, 2000, however, the Company did not exercise the conversion option. The Company's intention is to negotiate a new conversion option and to convert this note into equity of Hencie. The Note is unsecured and guaranteed by Hencie's President. Hencie is in its development stage and is not generating any cash flow. Should Hencie be unable to generate sufficient future revenue and cash flow, it could have a negative impact on the Company's operations.

3.   CORPORATE REORGANIZATION

In September 2000, the Company completed its corporate reorganization announced in July 2000. Infinity Investors Limited, Glacier Capital Limited and Summit Capital Limited, which were the holders of the convertible notes and shares of Series A-2 Convertible Preferred Stock issued by the Company, converted all the convertible securities based on a formula of one (1) share of common stock (after taking into account the reverse stock split) for each $1.00 of principal and interest outstanding under the convertible notes and for each $1.00 of liquidation amount of the Series A-2 Convertible Preferred Stock and of unpaid dividends. The number of shares of common stock issued upon this conversion was 6,689,165 (after taking into account the reverse stock split effected by the Company in September 2000). As a result of this corporate reorganization, the Company recorded a loss on conversion of the preferred stock, accrued dividends, convertible debt and accrued interest of $4,796,403 and has no shares of preferred stock outstanding and no outstanding convertible notes as of December 31, 2000.

4.  FIXED ASSETS, NET

Fixed assets, including equipment and mobile production units acquired under capital leases, consist of the following at December 31, 1999 and 2000:

                                                       Lives
                                         ---------------------------------
                                         1999         2000         (Years)
                                         ----         ----

Mobile videotape product units       $ 2,623,886   $   923,770        5
Product development equipment            549,877       346,794      3 - 5
Training and processing equipment        117,725        54,934        5
Office furniture and equipment           409,770       337,293        5
Trade show exhibits                      147,157          -           5
                                     -----------   -----------

                                       3,848,415     1,662,791
Less: accumulated depreciation        (2,444,318)   (1,595,397)
                                     -----------   -----------

Fixed assets, net                    $ 1,404,097   $    67,394
                                     ===========   ===========


5.   INTANGIBLE ASSETS, NET

Intangible assets consist of the following at December 31, 1999 and 2000:

                                          1999        2000
                                          ----        ----

Video and software production costs    $ 447,404   $ 447,404
Less: accumulated depreciation          (391,479)   (447,404)
                                       ---------   ---------
Intangible assets, net                 $  55,925   $       -
                                       =========   =========

6.   ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                  December 31
                                                  -----------
                                             1999             2000
                                           --------         --------
Professional fees  rofessional Fees        $133,720         $155,758
Legal settlement  Legal Settlement                -           84,000
Royalties                                   213,809           45,472
Interest                                     92,813                -
Salaries and Bonus                                -           54,359
Other                                        35,887            5,422
                                           --------         --------
                                           $476,229         $345,011
                                           ========         ========


7.   FINANCINGS

a.   Infinity Financing and Conversion

On June 13, 1997, the Company arranged a three-year $7.5 million debt and convertible equity facility (the "Infinity Financing") with a group of investment funds led by Infinity Investors Limited, a related party, which resulted in net proceeds to the Company of approximately $7.2 million. Under the Securities Purchase Agreement dated June 13, 1997, including the amendments that have since been made to this agreement, the Company issued to the investment funds 1,039,388 shares of common stock, 6,000 shares of Series A-2 Convertible Preferred Stock with a liquidation preference of $1,000 per share and 8.25% Convertible Notes in the original principal amount of $1.5 million.

Under the terms of the investment agreements, the investment funds were granted the rights to convert their Series A-2 Convertible Preferred Stock and Convertible Notes into additional shares of our common stock, subject to the Company's right to prepay or redeem any of those convertible instruments at any time. Because the Company's common stock was delisted from the Nasdaq SmallCap Market, an Event of Default existed under the Infinity Financing. As a result, the investment funds attained the rights to convert each share of Series A-2 Convertible Preferred Stock into a number of shares of common stock based on a formula using a percentage of the market price of the common stock. On August 30, 1999, one of the investment funds delivered a notice of conversion to the Company, to convert 1,627 of its 4,400 shares of Series A-2 Convertible Preferred Stock into 2,398,714 shares of the Company's common stock. The conversion was disputed, and litigation ensued in the Delaware Court of Chancery. In January 2000, the court dismissed the action, stating that the claim relating to the conversion was moot because parties to the dispute had resigned from their positions with the Company.

Because of the existence of an Event of Default under the Infinity Financing, the investment funds attained the rights to convert the Convertible Notes into common stock based on the same formula used to convert the Series A-2 Convertible Preferred Stock into shares of common stock during an Event of Default. Dividends on the Series A-2 Convertible Preferred Stock began accruing on January 1, 2000 at the default rate of 18% annually and were payable quarterly in cash or in shares of common stock. The Company paid no dividends on the Series A-2 Convertible Preferred Stock. The Convertible Notes matured in June 2000 and interest at a default rate of 18% on the notes was due in cash. The Convertible Notes were secured by all of the Company's significant assets.

As of April 12, 2000, pursuant to the unanimous written consent of the Company's Board of Directors in lieu of a special meeting, the Board of Directors established a new committee designated the Conversion Committee, which was authorized to review the material related to the Conversion and to make a determination regarding the validity of the Conversion and the issuance of the Company's common stock as a result of the Conversion.

In June 2000, the Company recognized Infinity Investors Limited's conversion of 1,627 shares of its Series A-2 Convertible Preferred Stock into 2,398,714 shares of the Company's common stock and approved the issuance of those shares of common stock to Infinity Investors Limited as a result of such conversion.

As part of the reorganization of the Company effective September 1, 2000, Infinity Investors Limited, Glacier Capital Limited and Summit Capital Limited, which were the holders of the Convertible Notes and shares of Series A-2 Convertible Preferred Stock issued by the Company, converted all their convertible securities and accrued interest and accrued dividends based on a formula of one (1) share of common stock (after taking into account the four-for-one reverse stock split referred to in this Report) for each $1.00 of principal and interest outstanding under the convertible notes and for each $1.00 of liquidation amount of the Series A-2 Convertible Preferred Stock and of unpaid dividends. The number of shares of common stock issued upon this conversion was 6,689,165 (after taking into account the four-for-one reverse stock split). As a result of these actions, the Company has no shares of preferred stock outstanding and no outstanding convertible notes and is no longer in default under the documents governing the convertible notes and the Series A-2 Convertible Preferred Stock. In connection with these actions, the Company has recognized a loss on conversion of $4,796,403.

2000 Infinity Loans

In 2000, Infinity Investors Limited, a related party, made certain loans to the Company for working capital purposes. These loans totaled $219,000. As part of the reorganization of the Company effective September 1, 2000, Infinity Investors Limited became entitled to the repayment of these loans. In April 2001, the loan agreement was renegotiated to extend the payment date to January 31, 2002.

Catalyst Loans

In December 2000, the Company entered into a loan agreement with Catalyst Master Fund, L.P. (the "Catalyst Loan"), a related party, to borrow $620,000. The Catalyst Loan was originally due on June 30, 2001 and bears interest at a rate equal to eight percent (8%) per annum. The Company used the proceeds of the Catalyst Loan to purchase 2,214,285 shares of Series C Convertible Preferred Stock of PurchasePooling. Catalyst Master Fund is a shareholder of the Company and certain of the Company's officers are also officers of an entity that manages Catalyst Master Fund.

The Catalyst Loan is convertible at the option of the holder into the Company's common stock at a conversion price of $1.50 per share. The Catalyst Loan is also secured by a pledge of substantially all of Edge's assets.

Effective April 16, 2001, the Company entered into an amended loan agreement with Catalyst, that increased the borrowings available under the original loan agreement from $620,000 to a total of $2,120,000. Under the amended loan agreement, the Company can draw down amounts under the loan agreement as the Company has need for funds, subject to the Company being in compliance with the convenants contained in that loan agreement. The amended loan agreement bears interest at eight percent (8%) per annum and is due March 31, 2002. The additional amount available under the amended loan agreement is also convertible into The Company's common stock at a conversion price of $1.50 per share and is secured by a pledge of substantially all of the Company's assets.

b.   Equipment Loans

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

8.   COMMON STOCK

In July 1996, the Company sold 1,395,000 shares of common stock and 1,495,000 redeemable warrants (the "IPO Warrants) to the public. The IPO Warrants are exercisable and grant the holder the right to purchase one share of Common Stock at a price of $5.00 per share, subject to adjustment in certain circumstances. The IPO Warrants are redeemable by the Company, upon the consent of the IPO underwriter, at a price of $.10 per Warrant, and subject to the terms set forth therein. In the event that the Company calls the IPO Warrants for redemption, it will be economically advantageous for the warrant holders to exercise the IPO Warrants, resulting in the issuance by the Company of up to 1,495,000 additional shares of Common Stock. As of December 31, 2000, none of the warrants issued in connection with the Company's IPO have been exercised. In addition, the Company issued to the IPO underwriters 260,000 warrants to purchase Common Stock at a price of $6.90 per share.

On August 13, 1999, Infinity Investors Limited ("Infinity") a related party delivered a notice of conversion to the Company to convert 1,627 of its 4,400 shares of our Series A-2 Cumulative Convertible and Redeemable Preferred Stock into 2,398,714 shares of the Company's common stock. In June 2000, the Company recognized Infinity Investors Limited's conversion of 1,627 shares of its Series A-2 Convertible Preferred Stock into 2,398,714 shares of the Company's common stock and approved the issuance of those shares of common stock to Infinity Investors Limited as a result of such conversion.

In September 1999, certain former officers of the Company filed suit against the Company and certain other parties, asserting claims for breach of contract and other matters. In October 1999, the company counter-sued the former officers for, among other items, breach of fiduciary duty and breach of employment agreements. In April 2001, the Company, the former officers, and the other individuals and entities named in the lawsuits entered into a settlement agreement whereby the Company agreed to issue 100,000 shares of restricted common stock and pay a cash amount of $30,000 to the former officers in satisfaction of any outstanding claims or claims to options. Accordingly, the Company recorded an accrual of $84,000 related to the legal settlement which is included in accrued expenses in the accompanying December 31, 2000 balance sheet.

In September 2000, Edge issued and sold an aggregate of 1,458,667 shares of its common stock to private accredited investors for an aggregate purchase price of approximately $2,188,000 in a private offering. In connection with the private offering, the Company issued warrants to purchase 729,333 shares of the Company's common stock to private accredited investors at an exercise price of $3.00 per share. These warrants expire on September 1, 2005. Edge also issued 83,333 shares of common stock to Marion Interglobal, Ltd. as a result of the conversion by Marion of $125,000 of indebtedness owed to Marion, and 142,005 shares of common stock to Great White Shark Enterprises, Inc. upon its conversion of approximately $284,009 of indebtedness owed to Great White Shark Enterprises.

In September 2000, the Company issued 2,644,841 shares of its common stock to PurchasePooling, a related party, in return for 9,593,824 shares of Purchase Pooling Series A Convertible Preferred Stock. In December 2000, the Company invested an additional $620,000 with PurchasePooling, a related party, in return for 2,214,285 shares of Series C Convertible Preferred Stock. As a result, the Company now has an approximate 18% ownership interest in PurchasePooling. The Company's President and CEO is also the CEO of PurchasePooling. In 2000, the Company entered into an agreement to acquire from Odyssey Ventures Online S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 268,789 shares of the Company's common stock. In April 2001, the agreement was finalized and the shares of common stock were issued.

In September 2000, the Company completed its corporate reorganization announced in July 2000. Infinity Investors Limited, Glacier Capital Limited and Summit Capital Limited, which were the holders of the convertible notes and shares of Series A-2 Convertible Preferred Stock issued by the Company, converted all the convertible securities based on a formula of one (1) share of common stock (after taking into account the reverse stock split) for each $1.00 of principal and interest outstanding under the convertible notes and for each $1.00 of liquidation amount of the Series A-2 Convertible Preferred Stock and of unpaid dividends. The number of shares of common stock issued upon this conversion was 6,689,165 (after taking into account the reverse stock split effected by the Company in September 2000). As a result of this corporate reorganization, the Company recorded a loss on conversion of the preferred stock, accrued dividends, convertible debt and accrued interest of $4,796,403 and has no shares of preferred stock outstanding and no outstanding convertible notes as of December 31, 2000.

9.   INCOME TAXES

As of December 31, 1999 and 2000, the Company had approximately $8,218,000 and $11,465,000, respectively, of net deferred tax assets resulting primarily from net operating loss carryforwards. Due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred assets have been fully reserved as of December 31, 1999 and 2000.

As of December 31, 2000 the Company's net operating loss carryforward is approximately $28,662,000 and expires as follows:


                       2011                           $ 3,067,000
                       2012                            10,557,000
                       2018                             5,513,000
                       2019                             1,325,000
                       2020                             8,200,000
                                                      -----------
                                                      $28,662,000
                                                      ===========

10.  STOCK OPTION PLAN

In April 1996, the Company adopted the 1996 Stock Option Plan (the "Plan") and it was amended most recently in August 2000. The Plan provides for the granting to directors, officers, key employees and consultants of up to 500,000 shares of common stock in a year. Grants of options may be incentive stock options or non-qualified stock options and will be at such exercise prices, in such amounts, and upon such terms and conditions, as determined by the board of directors or the compensation committee of the board of directors. The term of any option may not exceed ten years. In August 2000, the Plan was amended to increase the number of shares reserved for issuance to 1,000,000 of the Company's common stock outstanding.

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

The Company applies APB Opinion No. 25 in accounting for its Plan. Had the Company determined compensation cost based on fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 1999 and 2000 would have increased to $4,037,858 and 9,040,468 and 1.56 and $1.17, respectively.

In July 2000, the Company granted 1,275,000 options to purchase the Company's common stock, 225,000 to an employee and 850,000 to a consultant of the Company at an exercise price of $2.31 per share. Later in July 2000, the Company granted 82,000 options to purchase the Company's common stock to employees of the Company at an exercise price of $2.32 per share. In both instances, the grants were made with exercise prices equal to the fair market value of the Company's stock at the time of the grant. For the 850,000 options to a consultant, the fair value of the options were $1,343,000, of which $223,833 was recorded as expense in 2000.

In September 2000, in accordance with the execution of an employment agreement, the Company granted options to one of the Company's officers to purchase up to 300,000 shares of the Company's common stock at an exercise price of $2.00 per share. As the exercise price of the options is less than the market value of the Company's common stock at the date of issuance, the Company capitalized $356,280 of deferred compensation expense. As the options vest over 36 months, the Company capitalized the expense and is amortizing the amount on a straight-line basis over 36 months. As the capitalized expense related to the issuance of an equity instrument, the related asset is classified as part of stockholders' equity on the accompanying balance sheet at December 31, 2000.

Stock option grants approved in 2000 that would cause the number of issued options to exceed authorized amounts were approved subject to approval by the stockholders at the 2001 annual meeting of shareholders in order to increase the number of options available under the Plan.

Stock option activity during the periods is indicated as follows:


                                   --------------------------------------
                                      Number of       Weighted Average
                                   ======================================
                                        Shares         Exercise Price
-----------------------------------======================================
Balance at December 31, 1998            468,510              $5.04
-------------------------------------------------------------------------
Granted                                       -                  -
-------------------------------------------------------------------------
Exercised                                   --                 --
-------------------------------------------------------------------------
Forfeited                                     -                  -
=========================================================================

-------------------------------------------------------------------------
Balance at December 31, 1999            468,510               5.04
-------------------------------------------------------------------------
Granted                               1,457,000               2.25
-------------------------------------------------------------------------
Exercised                                   --                 --
-------------------------------------------------------------------------
Forfeited                              (394,907)              4.65
=========================================================================

-------------------------------------------------------------------------
Balance at December 31, 2000          1,530,603              $2.32
-------------------------------------------------------------------------


At December 31, 1999 and 2000, 440,491 and 660,103 options were exercisable, respectively. At December 31, 2000, the weighted-average exercise price and weighted-average remaining contractual life of outstanding options was as follows:

                                                        Exerciseable
                                                        ------------
                               Weighted   Weighted                 Weighed
                               Average    Average Remaining        Average
     Exercise                  Exercise   Contractual              Exercise
     Price           Shares    Price      Life            Shares   Price

    $  2.00-2.32   1,470,500   $  2.25       9.5          13,500     $2.32
       4.00           60,103      4.00       6.0          60,123      4.00
    ----------     ---------   -------      -----        -------     -----

    $2.00-4.00     1,530,603      2.32                    73,603      3.69
    ==========     =========   =======                   =======     =====

11.  COMMITMENTS AND CONTINGENCIES

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

On December 31, 1998, the Norman Agreement was further amended to eliminate the guaranteed minimum payments to Mr. Norman and increase the royalty to Mr. Norman to (i) 13% of all revenue derived from aggregate sales of the One-on-One with Greg Norman products commencing January 1, 1999, until aggregate sales shall total $24,172,000, and (ii) 8% of all revenue derived from aggregate sales of the One-on-One with Greg Norman products thereafter. Payments are to be paid 8% in cash and 5% applied to offset the excess of prior guaranteed minimum payments over 8% of net revenues in prior years. After the initial term, which ends on December 31, 2001, the Company has the option to renew the Norman Agreement for two additional five-year periods with a fee of $500,000 per renewal term. The accompanying balance sheets include prepaid royalties of $150,000 and $5,024 at December 31, 1999 and 2000, respectively.

On January 1, 2000, the Norman Agreement was further amended to allow the Company to continue using the rights under the Greg Norman license. In June 2000, the Company agreed with Mr. Norman to pay approximately $284,000 of this amount for 142,005 shares of the Company's Common Stock.

b.   Operating Leases

The Company has two noncancelable operating leases for corporate office space that expires on July 5, 2005. Rental payments include minimum rentals plus building expenses. Rental expense for these leases during 1999 and 2000 was $97,161 and $88,721, respectively. Future minimum lease payments under these leases at December 31, 2000 are as follows:

                        YEAR ENDING DECEMBER 31,
                    =================================
                    2001                       95,425
                    ---------------------------------
                    2002                       98,288
                    ---------------------------------
                    2003                      101,237
                    ---------------------------------
                    2004                      104,274
                    ---------------------------------
                    Thereafter                 53,425
                    =================================
                                             $452,649
                    ---------------------------------

c.   Significant and Continuing Losses

For the period from July 15, 1994 (inception) to December 31, 2000, the Company has accumulated a deficit of $32,909,336. The Company believes that it will incur continuing losses until, at the earliest, the Company generates sufficient revenues to offset the substantial operating costs associated with commercializing its products.

d.   Legal Proceedings

Proceedings with Stockholders

In August 1999, Infinity, a related party, filed suit against the Company to recognize the conversion of 1,627 shares of the Company's Series A-2 Convertible Stock into 2,398,714 shares of the Company's common Stock. In June 2000, the Company recognized Infinity's conversion and approved the issuance of those shares of common stock, effective August 1999, to Infinity.

Proceedings with Former Officers and Directors

In September 1999, former officers of the Company filed suit against Edge and certain other parties, asserting claims for breach of contract and other matters. In October 1999, the Company counter-sued the former officers for, among other items, breach of fiduciary duty and breach of employment agreements. In April 2001, the Company, the former officers, and the other individuals and entities named in the lawsuits, entered into a settlement agreement whereby Edge agreed to issue 100,000 shares of restricted common stock and pay a cash amount of $30,000 to the former officers in satisfaction of any outstanding claims or claims to options.

e.   Employment Agreements

The Company has entered into employment agreements with several of its executive officers for periods ranging from three to four years. The agreements provide the employees with salary, bonuses and the right to terminate their agreements and receive certain lump sum payments of compensation if there is a change of control of the Company. In connection with two of the employment agreements, in January 2001, the Company granted stock options to certain executive officers to purchase up to 2,250,000 shares of the Company's common stock at an exercise price of $1.50 per share. 25% of the options are exercisable upon grant and an additional 18.75% vest annually each anniversary date. The options expire 10 years from the date of grant. The Company will not be required to record any compensation expense in 2001 as a result of the grant of these options.

12.  SUPPLEMENTAL DISCLOSURE OF NON-CASH RELATED ACTIVITIES

In June 2000, the Company recognized Infinity's conversion and approved the issuance of 2,398,715 shares of common stock for $1,627,000 of preferred stock. Infinity is a related party.

In September 2000, the Company issued 2,644,841 shares of its common stock to PurchasePooling, a related party, in return for 9,593,824 shares of PurchasePooling Series A Convertible Preferred Stock. The cost of this investment in PurchasePooling was $3,967,262.

In September 2000, the Company completed its corporate reorganization announced in July 2000. Infinity Investors

Limited, Glacier Capital Limited and Summit Capital Limited, which were the holders of the convertible notes and shares of Series A-2 Convertible Preferred Stock issued by the Company, converted all the convertible securities based on a formula of one (1) share of common stock (after taking into account the reverse stock split referred to below) for each $1.00 of principal and interest outstanding under the convertible notes and for each $1.00 of liquidation amount of the Series A-2 Convertible

Preferred Stock and of unpaid dividends. Accordingly, the Company issued 6,689,165 shares of its common stock in return for the conversion of $4,373,000 of preferred stock and $1.5 million of convertible debt (taking into account the reverse stock split effected by the Company in September 2000). As a result of this corporate reorganization, the Company recorded a loss on conversion of the preferred stock, accrued dividends, convertible debt and accrued interest of $4,796,403 and has no shares of preferred stock outstanding and no outstanding convertible notes, as of December 31, 2000.

In September 2000, the Company issued 83,333 shares of common stock to Marion Interglobal, Ltd. as a result of the conversion by Marion of $125,000 of indebtedness owed to Marion by the Company, and 142,005 shares of common stock to Great White Shark Enterprises, Inc. upon its conversion of approximately $284,000 of indebtedness owed to Great White Shark Enterprises by the Company.

In 1999, the Company issued 20,000 shares of common stock for payment of services.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           First Quarter   Second Quarter     Third Quarter    Fourth Quarter
                                           --------------  ---------------  -----------------  ---------------
Year ended December 31, 2000

Sales                                       $    105,232      $   540,643     $   337,572         $   238,884
Gross Profit (Loss)                              (98,333)         123,300           8,755         $    85,809
Net Loss                                        (885,066)      (1,133,742)     (5,531,687)(1)      (1,409,130)

Net (loss) per share, basic and diluted               $(.09)           $(.06)          $(.71)              $(.30)

Year ended December 31,1999
Sales                                            320,397          916,904         855,304             241,037
Gross profit (loss)                             (158,979)         304,484         225,253            (949,908)
Net (loss)                                   ($1,020,335)        (523,615)       (792,059)         (1,535,252)

Net (loss) per share, basic and diluted               ($.36)           ($0.24)         ($.30)              ($.59)
                                                      ======            =====          =====               ======
(footnote on following page)

___________________
(1)  Includes a loss on conversion of $4,796,403.

ITEM 8. CHANGES IN AND DISAGREEMENTS WTH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE.

Edge's former accountants, Arthur Andersen LLP, resigned on June 16, 2000. Arthur Andersen's report on Edge's financial statements as of and for the fiscal year ended December 31, 1998 did not contain any adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Arthur Andersen's report on Edge's financial statements as of and for the fiscal year ended December 31, 1999, contained an explanatory fourth paragraph which expressed substantial doubt about Edge's ability to continue as a going concern. Edge's Board of Directors approved the resignation of Arthur Andersen LLP as accountants for Edge on June 23, 2000. During the fiscal years ended December 31, 1998 and December 31, 1999, and all subsequent interim periods through March 31, 2000, there were no reportable events or disagreements with Edge's former accountants, Arthur Andersen, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make a reference to the subject matter of the disagreement in connection with Arthur Andersen's reports.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information called for by Item 9 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

Information called for by Item 10 is set forth under the caption "Executive Compensation" in our 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Item 11 is set forth under the caption "Voting Securities and Beneficial Ownership" in our 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 12 is set forth under the caption "Certain Transactions" in our 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this Report as required by Item 601 of Regulation S-B.

EXHIBIT
NUMBER    DESCRIPTION
------    -----------


  3.1 Certificate of Incorporation of Edge, as amended (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

  3.2     Amended and Restated By-Laws of Edge (Incorporated by reference to
          Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24,
          1996)

  4.1 Form of Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24,
          1996)

  4.2 Form of Specimen Redeemable Warrant Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

  4.3 Form of Warrant Agreement between Edge and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

  4.4 Form of Warrant among American Stock Transfer & Trust Company, Edge and Whale Securities Co., L.P. (Incorporated by reference to Exhibit
          4.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

  4.7 Form of Convertible Note issued to investors in the Infinity Bridge Financing (Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

  4.8 Form of Common Stock Purchase Warrant issued to Vision Financial Group, Inc. (Incorporated by reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB filed November 14, 1997)

 10.1 License Agreement, dated March 1, 1995, between Great White Shark Enterprises, Inc. and Edge, as supplemented (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.2 Amendment to License Agreement, dated as of June 3, 1997, by and among Edge, Greg Norman and Great White Shark Enterprises, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed June 27, 1997)

 10.3 Amendment to License Agreement, dated as of January 1, 2000, by and among Edge, Greg Norman and Great White Shark Enterprises, Inc. (Previously filed on April 14, 2000 with Registrant's Report on Form 10-K for fiscal year ended December 31, 1999)

*10.4 Employment Agreement, dated as of May 1, 1996, between Thomas S. Peters and Edge, as amended (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form

          SB-2 (Registration No. 333-5193) effective July 24, 1996)

*10.5 Amended and Restated 1996 Stock Option Plan (Incorporated by reference to our 1996 definitive Proxy Statement filed on April 7, 1997)

 10.6 Lease Agreement by and between Fairfax Boca 92, L.P., a Georgia limited partnership, and Visual Edge Systems, Inc. for offices located at 901 Yamato Road, Boca Raton, Florida (Previously filed on April 14, 2000 with Registrant's Report on Form 10-K for fiscal year ended December 31, 1999)

 10.7 Assignment, dated April 19, 1996 from Thomas S. Peters to Visual Edge (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.8 Share and Warrant Purchase Agreement, dated as of February 27, 1997, between Edge and Status-One Investments Inc. (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24675) filed April 7, 1997)

 10.10 Registration Rights Agreement, dated as of June 13, 1997, among Edge and the Funds (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

 10.12 Purchase Agreement, dated as of March 27, 1998, among Edge and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

 10.13 Registration Rights Agreement, dated as of March 27, 1998, among Edge and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit
          10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

 10.18    Form of Warrant Certificate. (Incorporated by reference to Exhibit
          99.3 to the Registrant's Current Report on Form 8-K filed February 9,
          1998)

 10.19 Amendment, dated as of December 31, 1998, to License Agreement dated as of March 1, 1995, by and between Greg Norman and Great White Shark Enterprises, Inc. and Edge, as amended on April 19, 1996, October 18, 1996 and June 3, 1997 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)

 10.21 Sublease Agreement, dated as of September 29, 1999, by and between Edge and Sensormatic Electronics Corporation (Previously filed on April 14, 2000 with Registrant's Report on Form 10-K for fiscal year ended December 31, 1999)

 10.22 Note and Security Agreement dated as of December 14, 2000 between Edge and Catalyst Master Fund, L.P. (filed herewith)

 16 Letter, dated November 14, 1997, from KPMG Peat Marwick LLP to the the Securities and Exchange (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K/A filed November 19, 1997)

 24       Power of Attorney (included with the signature page hereof)

*Indicates management contract or compensatory plan or arrangement.

A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00 minimum order, by writing to:

(b)  Reports on Form 8-K

On October 6, 2000 the Company filed a report on Form 10-K disclosing under Item 2 that on September 22, 2000, Edge completed the investment transaction with Hencie.

                                  SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGE TECHNOLOGY GROUP, INC.

/s/ Graham C. Beachum II

--------------------------------------------------
Graham C. Beachum II, Chief Executive Officer
April 16, 2001


                               POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes and constitutes Graham C. Beachum II, J. Keith Benedict and John A. Wagner, and each of them singly, his, her or its true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him, her or its and in his, her or its name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he, she or it hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



SIGNATURES                  TITLE                                DATE
----------                  -----                                ----



/s/ Graham C. Beachum II    Chief Executive Officer, President   April 16, 2001
                            and Director (Principal Executive
--------------------------  Officer and Principal Financial and
Graham C. Beachum II        Accounting Officer)


/s/ J. Keith Benedict       Director                             April 16, 2001

--------------------------
J. Keith Benedict


/s/ John A. Wagner          Director                             April 16,  2001

--------------------------
John A. Wagner

                                 EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION
------    -----------

  3.1     Certificate of Incorporation of Edge, as amended
          (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2
          (Registration No. 333-5193) effective July 24, 1996)

  3.2 Amended and Restated By-Laws of Edge (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

  4.1 Form of Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

  4.2 Form of Specimen Redeemable Warrant Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

  4.3     Form of Warrant Agreement between Edge and Whale
          Securities Co., L.P. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2
          (Registration No. 333-5193) effective July 24, 1996)

  4.4 Form of Warrant among American Stock Transfer & Trust Company, Edge and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

  4.7 Form of Convertible Note issued to investors in the Infinity Bridge Financing (Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

  4.8 Form of Common Stock Purchase Warrant issued to Vision Financial Group, Inc. (Incorporated by reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB filed November 14, 1997)

 10.1 License Agreement, dated March 1, 1995, between Great White Shark Enterprises, Inc. and Edge, as supplemented (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective
          July 24, 1996)

 10.2 Amendment to License Agreement, dated as of June 3, 1997, by and among Edge, Greg Norman and Great White Shark Enterprises,
          Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed June 27, 1997)

 10.3 Amendment to License Agreement, dated as of January 1, 2000, by and among Edge, Greg Norman and Great White Shark Enterprises, Inc. (Previously filed on April 14, 2000 with Registrant's Report on Form 10-K for fiscal year ended December 31, 1999)

*10.4 Employment Agreement, dated as of May 1, 1996, between Thomas S. Peters and Edge, as amended (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

*10.5 Amended and Restated 1996 Stock Option Plan (Incorporated by reference to our 1996 definitive Proxy Statement filed on April 7,
          1997)

 10.6 Lease Agreement by and between Fairfax Boca 92, L.P., a Georgia limited partnership, and Visual Edge Systems, Inc. for offices located at 901 Yamato Road, Boca Raton, Florida (Previously filed on April 14, 2000 with Registrant's Report on Form 10-K for fiscal year ended December 31, 1999)

 10.7 Assignment, dated April 19, 1996 from Thomas S. Peters to Visual Edge (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

 10.8 Share and Warrant Purchase Agreement, dated as of February 27, 1997, between Edge and Status-One Investments Inc.
          (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24675) filed April 7, 1997)

 10.12 Purchase Agreement, dated as of March 27, 1998, among Edge and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

 10.13 Registration Rights Agreement, dated as of March 27, 1998, among Edge and Marion Interglobal, Ltd. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

 10.18    Form of Warrant Certificate. (Incorporated by reference to
          Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed February 9, 1998)

 10.19 Amendment, dated as of December 31, 1998, to License Agreement dated as of March 1, 1995, by and between Greg Norman and Great White Shark Enterprises, Inc. and Edge, as amended on
          April 19, 1996, October 18, 1996 and June 3, 1997 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)

 10.21 Sublease Agreement, dated as of September 29, 1999, by and between Edge and Sensormatic Electronics Corporation
          (Previously filed on April 14, 2000 with Registrant's
          Report on Form 10-K for fiscal year ended December 31, 1999)

 10.22 Note and Security Agreement dated as of December 14, 2000 between Edge and Catalyst Master Fund, L.P. (filed herewith)

 16       Letter, dated November 14, 1997, from KPMG Peat Marwick LLP to the Securities and Exchange (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K/A filed November 19,
          1997)

 24       Power of Attorney (included with the signature page hereof)


* Indicates management contract or compensatory plan or arrangement