Form 10KSB/A
period 2000-12-31
EDGE TECHNOLOGY GROUP INC
filed 2001-04-30
CIK 1015172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
UNITED STATES

FORM 10-KSB/A

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes          No        [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ].

The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates as of April 11, 2001, based on the average bid and asked price of the common stock as of April 11, 2001, was: $2,505,125.

The issuer's revenues for its most recent fiscal year were $1,222,331.

As of April 11, 2001 there were 16,016,335 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Transitional Small Business Disclosure Format (Check one):	Yes [ ]	No [X]


PART II

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

        On April 12, 2001, Edge Technology Group, Inc. (the "Company") selected the accounting firm of Grant Thornton, LLP ("Grant Thornton") as the independent accountants for the Company for the fiscal year ending December 31, 2000 to replace the accounting firm of Arthur Andersen LLP. The decision to change accountants was approved by the Board of Directors of the Company. The resignation of the former accounting firm was disclosed in Form a 8-K filed on June 23, 2000.

        In addition, the Company (or anyone on the Company's behalf) did not consult with Grant Thornton regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements and neither a written report nor oral advice was provided to the Company that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Your Board of Directors

        Below are the names and ages of the directors of Edge Technology Group, Inc., the years they became directors, their principal occupations or employment for at least the past five years and certain of their other directorships, if any.

Graham C. Beachum II	Age 53, a director since January 2001.

Mr. Beachum has been the President and Chief Executive Officer of Edge since January 2001. From January 2000 to December 2000, Mr. Beachum was a private investor. From September 1996 to January 2000, Mr. Beachum was the Chairman and Chief Executive Officer of Axtive Corporation, a maker of customer relationship management software which was sold to Remedy Corporation in 2000. From March 1991 to September 1996, Mr. Beachum was a private investor.

J. Keith Benedict	Age 29, a director since August 1999.

Mr. Benedict has been Vice President of the general partner of HW Partners, L.P., the investment manager for several affiliated investment funds, which are stockholders of Edge Technology, since April 1999. From September 1996 to March 1999, Mr. Benedict served as an attorney in the corporate and securities section at the law firm of Bracewell & Patterson, L.P. Mr. Benedict received his law degree from Washington & Lee University in May 1996.

John A. Wagner	Age 45, a director since August 1999.

Mr. Wagner serves as President of the Hunt Sports Group, L.L.C., and has been an officer of Hunt Sports Group, L.L.C. since January 1997. He is also the Chief Operating Officer of Hunt Financial Group, L.L.C. Mr. Wagner is also a Vice President of the general partner of HW Partners, L.P., the investment manager for several affiliated investment funds which are stockholders of Edge. Prior to January 1997, Mr. Wagner was a CPA and served 12 years in the public accounting industry, predominantly with Coopers and Lybrand, L.L.P. His area of expertise was federal and state tax issues for entrepreneurial- and sports-related interests.

All three directors are the nominees for election as directors for the upcoming 2001 Annual Meeting of Stockholders.

Named Executive Officers

     Below are the names and ages of the named executive officers of Edge Technology Group, Inc. as of March 31, 2001 and a brief description of their prior experience and qualifications.

Graham C. Beachum II	Age 53, President and Chief Executive Officer,
and director since January 2001. See the biography
of Mr. Beachum under "Your Board of Directors" above.


Thomas Peters	Age 56, Vice President since January 2001. Mr. Peters
also served as our Executive Vice President and
Chief Technology Officer from November 1999 until
July 2000 and again from September 2000 until January 2001.
From July 2000 until September 2000 he served as our
President and Chief Executive Officer.

Mr. Peters is Vice President of Edge and was a director of Edge from June 1999 until January 2001. Mr. Peters has served as Edge's Executive Vice President and Chief Technology Officer from November 1999 to July 12, 2000 and again from September 2000 until January 2001, and served as the Chief Executive Officer, President and Secretary of Edge from July 17, 2000 to September 2000. Mr. Peters has also served as Edge's Vice President of Operations and Technology from May 1996 to November 1999. Since July 1992, Mr. Peters has been the owner of Smart View, a company he founded to design and develop computer golf software to be used by golf professionals when giving video golf lessons. In March 1995, Smart View was engaged as an independent consultant to Edge and was principally responsible for the development of the software used in Edge's products. Smart View also developed operating systems used by Golf Academy at PGA National and at the Doral Golf Learning Center, each in Florida. Prior to forming Smart View, Mr. Peters, for 26 years, held various positions at IBM Corporation, including Manager of Application Development from July 1989 to July 1992 and Personal Computer Product Planning Manager from 1984 to 1989.

Pierre Koshakji	Age 39, Vice President since January 2001. From
September 2000 until January 2001 he served as
our President.

Mr. Koshakji has served as the President of Entertainment Education Enterprise Corporation, an international investment group with interests in entertainment and technology holdings, since December 1995. From February 1998 to December 1999, Mr. Koshakji served as President of Odyssey Pictures Corporation (OTCBB: OPIX), a media company. Mr. Koshakji held various positions in the sports industry from 1994 through 1997. He played a development role in establishing Major League Soccer (MLS), served as Senior Vice President of Marketing on the Las Vegas Domed Stadium project and served as Marketing Consultant to the San Francisco Giants new Ball Park at China Basin.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in 2000, except that Mr. Koshakji failed to file a report on Form 4 in October 2000 disclosing an option grant.

ITEM 10.	EXECUTIVE COMPENSATION

        Summary compensation. The following table provides summary information concerning compensation paid by us to our named executive officers, which are our Chief Executive Officer and our other executive officer who earned more than $100,000 in salary and bonus for all services rendered in all capacities during the fiscal year ended December 31, 2000. We may refer to these officers as our named executive officers in other parts of this proxy statement. For a list of our current executive officers, see "--Executive Officers."


Name and Principal Position(s) ------------------------------------------------------------	Year -----------------	Annual Compensation --------------------- Salary ----------------------	Long-term compensation awards -------------------- Securities underlying options (#) -------------------------------	All other compen- sation -----------------
Graham C. Beachum II(1).................................. President and Chief Executive Officer (Since January 2001)	2000 1999 1998	-- -- --	-- -- --	-- -- --
Thomas Peters(2)............................................... Vice President (Since January 2001)	2000 1999 1998	95,641 150,300 125,283	225,000 50,000 5,000	-- -- --
Pierre Koshakji(3).............................................. Vice President (Since January 2001)	2000 1999 1998	14,714 -- --	300,000 -- --	-- -- --
Ronald F. Seale(4).............................................. Former President and Chief Executive Officer	2000 1999 1998	-- -- --	850,000 -- --	-- -- --

         In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers because the aggregate amount of these perquisites and other personal benefits was less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each of the named executive officers in 2000.

(1)	Mr. Beachum's principal positions are described above under "Your Board of Directors."
(2)	Mr. Peters' principal positions are described above under "Executive Officers."
(3)	Mr. Koshakji's principal positions are described above under "Executive Officers."
(4)	Mr. Seale became Chief Executive Officer and President of Edge in November 1999. Mr. Seale resigned as director and executive officer of Edge in July 2000.

Stock options granted during the year ended December 31, 2000. The following table provides information regarding the grant of stock options during fiscal 2000 to the named executive officers.

	Individual Grants ----------------------------------------------------
Name -----------------------------------------------------	Number of securities underlying options granted ---------------	% of total options granted to employees in fiscal year ---------------	Exercise price per share ---------------	-------------- Expiration date --------------
Graham C. Beachum II...........................	--	--	--	--
Thomas Peters.........................................	225,000	15.4%	2.31	7/2010
Pierre Koshakji.......................................	300,000	20.6%	2.00	9/2010
Ronald F. Seale.......................................	850,000	58.3%	2.31	7/2010


        Year-end option values. None of the named executive officers exercised any stock options during the year ended December 31, 2000. The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2000, and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of our common stock.

	Number of securities underlying unexercised options at fiscal year-end ----------------------------------------		Value of the unexercised in-the-money options at fiscal year-end ------------------------------------
Name ------------------------------------------------------	Exercisable -----------------	Unexercisable -----------------	Exercisable ---------------	Unexercisable ----------------
Graham C. Beachum II..........................................	--	--	--	--
Thomas Peters......................................................	60,103	225,000	--	--
Pierre Koshakji.....................................................	--	300,000	--	--
Ronald F. Seale.....................................................	--	850,000	--	--

Employment Contracts and Change-in-Control Arrangements

        As of March 31, 2001, we had entered into the following employment contracts with our executive officers.

        Graham C. Beachum II.   In January 2001, we entered into an employment agreement with Mr. Beachum to serve as our President and Chief Executive Officer. Mr. Beachum has assembled other personnel to develop and expand Edge's business model. The Agreement expires on January 2, 2005 unless earlier terminated. Under the Agreement, Mr. Beachum is entitled to receive an annual base salary of $100,000 which shall be increased to $240,000 upon the successful conclusion of a common stock offering by the Company of at least $10 million. The annual base salary shall be increased by 5% each fiscal year. In addition, Mr. Beachum was granted options to purchase 1,500,000 shares of the Company's common stock at an exercise price of $1.50 per share, of which 25% vested upon the grant date and the remainder vesting at the rate of 18.75% on January 2 of each successive year. Pursuant to the agreement, Mr. Beachum will also be eligible to receive a bonus based on Edge's performance, as determined by the Board of Directors or its Compensation Committee. In the event that Mr. Beachum is terminated without cause, including a change of control (as defined in the Agreement), he will be entitled to receive as severance the amount of his base salary for (i) the remainder of his term of employment, or (ii) six months, whichever period is shorter. The Agreement also contains customary nondisclosure and non-competition covenants, as well as an assignment of inventions.

        Pierre Koshakji. In September 2000, we entered into an employment agreement with Mr. Koshakji to serve as our President (although he now serves as Vice President). The Agreement expires on September 1, 2003 unless earlier terminated. Under the Agreement, Mr. Koshakji is entitled to receive an annual base salary of $100,000 subject to increases at the discretion of the Board of Directors. In addition, the Agreement provides for a salary increase to $150,000 and $175,000, depending upon the occurrence of certain qualifying transactions under which the Company raised capital. Mr. Koshakji was granted options to purchase 300,000 shares of the Company's common stock at an exercise price of $2.00 per share, of which 100,000 shares vest upon each anniversary date of the Agreement. Pursuant to the agreement, Mr. Koshakji will also be eligible to receive a bonus based on Edge's performance, as determined by the Board of Directors or its Compensation Committee. In the event that Mr. Koshakji is terminated without cause, including a change of control (as defined in the Agreement), he will be entitled to receive as severance the amount of his base salary for (i) the remainder of his term of employment, or (ii) one year, whichever period is shorter. The Agreement also contains customary nondisclosure and non-competition covenants, as well as an assignment of inventions.


ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Certain Shareholders, Directors and Executive Officers

        The following table sets forth information with respect to the beneficial ownership of our common stock at April 11, 2001, by:

*	each of our named executive officers and directors;
*	all of our executive officers and directors as a group; and
*	each person, or group of affiliated persons, known to us to own beneficially more than 5% of our common stock.

        In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and common stock purchase warrants within 60 days of March 31, 2001. Unless otherwise noted in the footnotes to the table, and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. The address of each executive officer and director is c/o Edge Technology Group, Inc., 901 Yamato Road, Suite 175, Boca Raton, Florida 33431. We have calculated the percentages of shares beneficially owned based on 16,016,335 shares of common stock outstanding at April 11, 2001.

	Shares of Common Stock beneficially owned (1) ---------------------------------------------
Person or group --------------------------------------------------------------------------------	Number ----------------------	Percent ----------------------
Named Executive Officers and Directors:
Graham C. Beachum II(2)...........................................................................	500,000	3.1%
J. Keith Benedict(3)(6).................................................................................	--	*
John Wagner(3)(6)............................................................................................	--	*
Thomas Peters(4)...........................................................................................	60,103	*
Pierre Koshakji(4).........................................................................................	--	*
All executive officers and directors as a group (5 persons).................	500,000	3.1%
Beneficial Owners of 5% or More of Our Outstanding Common Stock:
Global Technology Value Partners Limited(5)........................................	6,869,854	42.9%
PurchasePooling Investment Fund(3)(6)................................................	2,644,841	16.5%
Summit Capital Limited(3)(6)....................................................................	1,141,279	7.1%
Glacier Capital Limited(3)(6) ......................................................................	1,141,279	7.1%
Catalyst Master Fund, L.P.(3)(6) .................................................................	413,334	2.6%

*     Less than one percent (1%).

(1)	Unless otherwise indicated, Edge believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days from the record date upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that (a) options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the record date have been exercised and (b) securities convertible into shares of common stock that are held by such person (but not those held by any other person) and which are convertible within 60 days of record date have been converted.

(2)	In January 2001, Mr. Beachum was granted options to purchase 1,500,000 shares of common stock, 500,000 of which are exercisable within 60 days from March 31, 2001.

(3)	J. Keith Benedict and John Wagner are representatives of the investment manager (or its affiliates) of Catalyst Master Fund, L.P., PurchasePooling Investment Fund, Summit Capital Limited and Glacier Capital Limited.

(4)	Represents shares of common stock acquirable upon exercise of stock options.

(5)	Information obtained from Schedule 13D filed by Global Technology Value Partners Limited on November 2, 2000.

(6)	PurchasePooling Investment Fund ("PurchasePooling"), Summit Capital Limited, Glacier Capital Limited, and Catalyst Master Fund L.P. have affirmed the existence of a "group" as such term is used in Rule 13d-5 promulgated under the Securities Exchange Act of 1934, as amended. Information regarding these entities has been obtained from the Schedule 13D/A, filed April 25, 2001, with respect to the "group" in which these entities are included. J. Keith Benedict and John Wagner are representatives of the investment manager (or its affiliates) of the other funds in the group. The address of each of the entities in this group is 1601 Elm Street, Suite 4000, Dallas, Texas 75201.


ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Financings

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


PurchasePooling Investment

Effective September 1, 2000, Edge acquired from PurchasePooling, a related party, 9,593,824 shares of Series A Convertible Preferred Stock of PurchasePooling Solutions, Inc. in exchange for 2,644,841 shares of Edge common stock. In 2000 Edge entered into an agreement to acquire from Odyssey Ventures Online Holdings S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 268,789 shares of Edge common stock. In April 2001, the agreement was finalized and the shares of common stock were issued.

No underwriting discounts were paid in connection with any of the above sales. Edge paid approximately $6,000 in commissions in connection with the above sales. For all of the above sales, Edge claimed an exemption from registration under Section 4(2) of the Securities Act of 1933.

Catalyst Loan Agreement

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

Affiliate Relationships of Financing Transactions

J. Keith Benedict and John Wagner are representatives of the investment manager (or its affiliates) of Infinity Investors Limited and Catalyst. In addition, Graham C. Beachum II is interim Chief Executive Officer of PurchasePooling.

Employment Relationships

We have entered into employment agreements with Messrs. Beachum and Koshakji as described above.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGE TECHNOLOGY GROUP, INC.

/s/ Graham C. Beachum II

------------------------------------------------------------
Graham C. Beachum II, Chief Executive Officer
April 30, 2001

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


Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE

/s/ Graham C. Beachum II -----------------------------------------------------	Chief Executive Officer, President and Director (Principal Executive	April 30, 2001
Graham C. Beachum II	Officer and Principal Financial and
Accounting Officer)

/s/ J. Keith Benedict -----------------------------------------------------	Director	April 30, 2001
J. Keith Benedict

/s/ John A. Wagner -----------------------------------------------------	Director	April 30, 2001
John A. Wagner