Form 10QSB
period 2001-03-31
EDGE TECHNOLOGY GROUP INC
filed 2001-05-16
CIK 1015172

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-QSB


[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                               OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission file number:  0-20995


                   EDGE TECHNOLOGY GROUP, INC.
(Exact name of small business issuer as specified in its charter)

              DELAWARE                             13-3778895
    (State or other jurisdiction                  (IRS Employer
     incorporation or organization)              Identification No.)

      901 YAMATO ROAD, SUITE 175, BOCA RATON, FLORIDA 33431
            (Address of principal executive offices)

                         (214) 999-2245
                   (Issuer's telephone number)


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

     As of April 15, 2001 the issuer had 16,016,335 shares of Common Stock outstanding.

                   EDGE TECHNOLOGY GROUP, INC.

                        TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements:

        Balance Sheets as of December 31, 2000 and
         March 31, 2001 (unaudited)......................    3
        Unaudited Statements of Operations for the
         Three Months Ended March 31, 2001 and 2000......    4
        Unaudited Statements of Cash Flows for the
         Three Months Ended March 31, 2001 and 2000......    5
        Notes to Unaudited Interim Financial
         Statements......................................    6

ITEM 2.  Management's Discussion and Analysis or
         Plan of Operations..............................   7-12


PART II  OTHER INFORMATION

ITEM 1. Legal Proceedings...............................    13

ITEM 2. Changes in Securities and Use of Proceeds.......    13

ITEM 3. Defaults Upon Senior Securities.................    14

ITEM 4. Submission of Matters to a Vote of Security
        Holders.........................................    15

ITEM 5. Other Information...............................    15

ITEM 6. Exhibits and Reports on Form 8-K................   16-18

Signatures..............................................    20

                        EDGE TECHNOLOGY GROUP, INC.
                             BALANCE SHEETS


                                          December 31,    March 31,
                                              2000          2001
                                          ------------  ------------
                ASSETS                                  (unaudited)
Current Assets:
     Cash and cash equivalents........    $   169,846   $    82,984
     Accounts receivable..............         13,504         6,056
     Inventories......................          9,096         9,804
     Prepaid expenses - advance
      royalties.......................          5,024            --
     Other current assets.............         85,390        78,155
                                          -----------   -----------
          Total current assets........        282,860       176,999

     Fixed Assets, net................         67,394        44,102
     Other Assets.....................             --        14,906
     Investment - Related Party.......      4,587,262     4,587,262
     Note Receivable..................      1,400,000     1,400,000
                                          -----------   -----------
               Total Assets...........    $ 6,337,516   $ 6,223,269
                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.................    $   390,991   $   371,021
     Accrued expenses.................        345,011       430,065
     Other current liabilities........         73,496        42,719
     Notes Payable-related parties....             --       939,000
                                          -----------   -----------
          Total Current Liabilities...        809,498     1,782,805
     Notes Payable-related parties....        839,000            --
                                          -----------   -----------
               Total Liabilities......    $ 1,648,498   $ 1,782,805
                                          ===========   ===========

Stockholders' Equity:
  Common Stock, $.01 par value,
    22,500,000 shares authorized,
    16,016,335 shares issued and
    outstanding at December 31, 2000
    and March 31, 2001.................       160,163       160,163
   Additional paid in capital..........    37,978,720    38,090,637
   Deferred stock option
     compensation......................      (316,696)     (287,008)
   Accumulated deficit.................   (33,133,169)  (33,523,328)
                                          -----------   -----------
     Total Stockholders' Equity
       Total liabilities and ..........     4,689,018     4,440,464
                                          -----------   -----------
         stockholder's equity..........   $ 6,337,516   $ 6,223,269
                                          ===========   ===========




      The accompanying notes are an integral part of these
                      financial statements.

                   EDGE TECHNOLOGY GROUP, INC.
                    STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                         For the Three Months Ended
                                                 March 31,
                                         --------------------------
                                             2000         2001
                                          ----------- -------------
Sales................................     $  105,252  $   100,055

Cost of Sales........................        203,585       32,148
                                          ----------  -----------

Gross Profit (Loss)..................        (98,333)      67,907
                                          ----------  -----------

Operating Expenses:
     General and administrative......        358,071      398,138
     Selling and marketing...........        113,321       40,289
                                          ----------  -----------
          Total operating expenses...        471,392      438,427
                                          ----------  -----------
          Operating loss.............       (569,725)    (370,520)
                                          ----------  -----------

Other income (Expense):
     Interest income.................          1,860          700
     Interest expense................        (83,956)     (18,116)
     Amortization of deferred
      financing fees.................        (43,690)          --
     Gain (loss) on sale of fixed
      assets.........................        (63,032)         589
     Financing fees..................         (2,773)      (2,813)
                                          ----------  -----------
          Total other income
          (expense)..................       (191,591)     (19,640)
                                          ----------  -----------
          Net loss...................       (761,316)    (390,160)
Provision for Preferred Stock
 Dividends                                   123,750           --
                                          ----------  -----------

Net loss to common stockholders......     $(885,066)  $  (390,160)
                                          =========   ===========

Net loss per share, basic and
 diluted.............................     $   (0.34)  $     (0.02)
                                          =========   ===========

Weighted average common shares
  outstanding........................      2,598,832   16,016,335
                                          ==========  ===========



      The accompanying notes are an integral part of these
                      financial statements.

                   EDGE TECHNOLOGY GROUP, INC.
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)




                                            For the Three Months
                                                    Ended
                                                  March 31,
                                            -----------------------
                                               2000        2001
                                            ----------   ----------
Operating activities:
Net loss................................    $(761,316)   $(390,160)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
     Non-cash stock compensation
      expense...........................           --      141,605
     Depreciation and amortization......      169,169        9,706
     Amortization of deferred financing
      expenses..........................       43,690           --
     Loss (gain) on disposal of fixed          63,032         (589)
      assets............................
     Changes in assets and liabilities:
          Decrease in accounts
           receivable...................       30,131        7,448
          Decrease in other current
           assets.......................       27,751        7,235
          Decrease in prepaid expense -
           advance royalties............        5,194        5,024
          Decrease (increase) in
           inventories..................        3,376         (708)
          Increase in other assets                 --      (14,906)
          Decrease in accounts payable..      (33,515)     (19,970)
          Increase in accrued expenses..       84,464       85,054
          (Decrease) increase in other
           current liabilities..........       95,211      (30,777)
                                            ---------    ---------
             Net cash used in
             operating activities.......     (272,813)    (201,038)
                                            ---------    ---------

Investing activities:
     Capital expenditures...............      (13,403)          --
     Proceeds from the sale of assets...       77,405       14,176
     Proceeds from the sale of
      short-term investments............      200,000           --
                                            ---------    ---------
          Net cash provided by investing
           activities...................      264,002       14,176
                                            ---------    ---------

Financing activities:
     Repayment of borrowings............     (210,111)          --
     Borrowings on short-term notes
      payable, net......................      209,682      100,000
                                            ---------    ---------
          Net cash (used in) provided by
           financing activities.........         (429)     100,000
                                            ---------    ---------
          Net change in cash and cash
           equivalents..................       (9,240)     (86,862)
                                            ---------    ---------
Cash and cash equivalents at
  beginning of period...................       19,724      169,846
                                            ---------    ---------
Cash and cash equivalents at end of
  period................................    $  10,484    $  82,984
                                            =========    =========

Supplemental disclosure of cash flow
  information:
     Cash paid for interest.............    $   2,043    $     237
                                            =========    =========




      The accompanying notes are an integral part of these
                      financial statements.

                   EDGE TECHNOLOGY GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS
                            UNAUDITED

(1)  BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Edge Technology Group, Inc. ("Edge" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations and cash flows for the three month period ended March 31, 2001 are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 2001. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

(2) Uncertainty of Proposed Plan of Operation

     The Company has suffered recurring losses from operations and has an accumulated deficit of approximately
$33.5 million at March 31, 2001.

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

(3) Reverse stock split

      During September 2000, Edge effected a four (4) for one (1) reverse stock split. All share and per share amounts have been restated accordingly.

(4) Investment - Related Party

      In September 2000, the Company issued 2,644,841 shares of its common stock to PurchasePooling Investment Fund in return for 9,593,824 shares of Series A Convertible Preferred Stock of
Purchase Pooling Solutions, Inc. ("Purchase Pooling").
In December 2000, the Company invested an additional $620,000 with PurchasePooling in return for 2,214,285 shares of Series C Convertible Preferred Stock.
As a result, the Company now has an approximately 18% ownership interest in PurchasePooling, a web-based demand aggregator enabling government and educational entities to save significantly on large-ticket capital items by combining their purchasing power nationwide and globally.
The Company is accounting for this investment under the cost method of accounting. The Company's President and CEO is also the CEO of PurchasePooling. In 2000, the Company entered into an agreement to acquire from Odyssey Ventures
Online S.A. 975,000 shares of Series A Convertible Preferred
Stock of PurchasePooling in exchange for 268,789 shares of the Company's common stock. In April 2001, the agreement was finalized and the shares of common stock were issued.
PurchasePooling is in its development stage and is not generating any cash flow. Should PurchasePooling be unable to generate sufficient future revenue and cash flow, it could have a negative impact on the Company's operations.

      The Company has entered into a management agreement with PurchasePooling in which PurchasePooling pays the Company a management fee of $20,000 per month in return for the services provided by the Company's President and other employees of Edge. During the three month period ended
March 31, 2001, the Company received $60,000 of management fees from PurchasePooling which is reflected as a reduction in general and administrative expenses in the statement of operations.

(5) Loss per Share

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

      As of March 31, 2000 and 2001, due to the Company's net losses, shares of common stock issuable upon conversion of convertible debt and Preferred Stock and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact is antidilutive.

(6)   Note Receivable

      In September 2000, the Company loaned $1.4 million to Hencie, Inc. ("Hencie") in the form of a Promissory Note (the "Note"). The Note accrues interest at a rate of 8% per annum and the principal and interest is due on or before November 21, 2001. The Note was convertible into 885,543 shares of Hencie's common stock through November 22, 2000, however, the Company did not exercise the conversion option. The Note is unsecured and guaranteed by Hencie's President. Should Hencie be unable to generate sufficient future revenue and cash flow, it could have a negative impact on the Company's operations.

(7)  FINANCINGS

a.   2000 Infinity Loans

      In 2000 and the first quarter of 2001, Infinity Investors Limited, a related party, made certain loans to the Company for working capital purposes. These loans totaled $319,000.
As part of the reorganization of the Company effective
September 1, 2000, Infinity Investors Limited became entitled to the repayment of these loans. In April 2001, the loan agreement was renegotiated to extend the payment date to January 31, 2002.

Catalyst Loans

      In December 2000, the Company entered into a loan agreement with Catalyst Master Fund, L.P. (the "Catalyst Loan"), a related party, to borrow $620,000. The Catalyst Loan was originally due on June 30, 2001 and bears interest at a rate equal to eight percent (8%) per annum. The Company used the proceeds of the Catalyst Loan to purchase 2,214,285 shares of Series C Convertible Preferred Stock of PurchasePooling. Catalyst Master Fund is a shareholder of the Company and certain of the Company's directors are also officers of an entity that manages Catalyst Master Fund.
The Catalyst Loan is convertible at the option of the holder into the Company's common stock at a conversion price of $1.50 per share. The Catalyst Loan is also secured by a pledge of substantially all of Edge's assets.

      Effective April 16, 2001, the Company entered into an amended loan agreement with Catalyst that increased the borrowings available under the original loan agreement from $620,000 to a total of $2,120,000. Under the amended loan agreement, the Company can draw down amounts under the loan agreement as the Company has need for funds, subject to the Company being in compliance with the covenants contained in that loan agreement. The amended loan agreement bears interest at eight percent (8%) per annum and is due March 31, 2002. The additional amount available under the amended loan agreement is also convertible into the Company's common stock at a conversion price of $1.50 per share and is secured by a pledge of substantially all of the Company's assets.

(8) Common Stock

      In September 2000, the Company issued 2,644,841 shares of its common stock to PurchasePooling Investment Fund in return for 9,593,824 shares of Series A Convertible Preferred Stock of Purchase Pooling. In December 2000, the Company invested an additional $620,000 with PurchasePooling in return for 2,214,285 shares of Series C Convertible Preferred Stock. As a result, the Company now has an approximate 18% ownership interest in PurchasePooling. The Company's President and CEO is also the CEO of PurchasePooling. In 2000, the Company entered into an agreement to acquire from Odyssey Ventures Online S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 268,789 shares of the Company's common stock. In April 2001, the agreement was finalized and the shares of common stock were issued.

(9) Stock Options

      In July 2000, the Company granted 1,275,000 options to purchase the Company's common stock, 225,000 to an employee and 850,000 to a consultant of the Company at an exercise price of $2.31 per share. Later in July 2000, the Company granted 82,000 options to purchase the Company's common stock to employees of the Company at an exercise price of $2.32 per share. In both instances, the grants were made with exercise prices equal to the fair market value of the Company's stock at the time of the grant. For the 850,000 options to a consultant, the fair value of the options were $1,343,000, of which $223,833 was recorded as expense in 2000 and $111,917 was recorded as expense during the three months ended March 31, 2001.

(10) Proceedings with Former Officers and Directors

      In September 1999, former officers of the Company filed suit against Edge and certain other parties, asserting claims for breach of contract and other matters. In October 1999, the Company counter-sued the former officers for, among other items, breach of fiduciary duty and breach of employment agreements. In April 2001, the Company, the former officers, and the other individuals and entities named in the lawsuits, entered into a settlement agreement whereby Edge agreed to issue 100,000 shares of restricted common stock and pay a cash amount of $30,000 to the former officers in satisfaction of any outstanding claims or claims to options. Accordingly, the Company recorded an accrual for $84,000 related to this settlement which is included in accrued expenses as of March 31, 2001.

(11) Employment Agreements

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto. This discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Edge's actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of certain factors including those set forth in Edge's filings with the Securities and Exchange Commission, specifically including the risk factors set forth below.

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

Edge also effected the following changes in management during the first part of 2001:

*    Pierre Koshakji served as our President from September 5,
2000 until January 23, 2001 when he began serving in his current position of Vice President.

*    On January 18, 2001, Johan Schotte resigned his position as
Chairman of the Board of Directors.  The Board of Directors of
Edge is currently engaged in a search for a Chairman.  On January
19, 2001, Mr. Peters and Mr. Koshakji resigned from their positions as members of the Board of Directors.

* On January 23, 2001, Edge entered into an employment agreement effective January 2, 2001 with Graham C. Beachum II for
Mr. Beachum to serve as our President and Chief Executive
Officer. Mr. Beachum has assembled other personnel to develop and expand Edge's business model.

*    On January 23, 2001, Mr. Beachum was also elected to our
Board of Directors. As of May 15, 2001, our Board of Directors consisted of Graham C. Beachum II, J. Keith Benedict and John A.
Wagner.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2001 compared with quarter ended March
31, 2000.

     Sales for the three months ended March 31, 2001 decreased
4.9% to $100,055, as compared to $105,252 for the three months ended March 31, 2000. This decrease in sales in 2001, as compared to 2000, is due to fewer events being performed in 2001.

     The cost of sales for the three months ended March 31, 2001 decreased 84.2% to $32,148, as compared to $203,585 for the three months ended March 31, 2000. This decrease in the cost of sales is primarily attributable to the lower cost of sales associated with the management and consulting services Edge performed.

     Operating expenses for the three months ended March 31, 2001 decreased 6.9% to $438,427, as compared to $471,392 for the three months ended March 31, 2000. This decrease was primarily attributable to a decrease in executive salaries and salaries relating to personnel associated with Edge's strategy of acquiring and operating technology businesses. As of April 15, 2001, Edge had two executive employees and six employees.

     Interest expense for the three months ended March 31, 2001 decreased 78.4% to $18,116 from $83,956 for the three months ended March 31, 2000. This decrease is primarily attributable to the elimination of penalty interest payable on the convertible notes that were converted into common stock in September 2000.

     As a result of the above, operating loss for the three months ended March 31, 2001 decreased 35.0% to $370,520 as compared to $569,725 for the three months ended March 31, 2000.

     The Provision for Preferred Stock Dividends of $123,750 for the three months ended March 31, 2000 relates to the dividends on the Company's Series A-2 Convertible Preferred Stock. The dividends commenced on January 1, 2000. As of December 31, 2000, all of the outstanding preferred stock had been converted into common stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $33.5 million at March 31, 2001.

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

     Demand and market acceptance for the Company's One-on-One personalized CD-ROM and videotape golf lesson continues to be subject to a high level of uncertainty. Achieving market acceptance for the Company's One-on-One products will require significant efforts and expenditures by the Company to create awareness and demand. The Company's prospects will be significantly affected by its ability to successfully build an effective sales organization and successfully implement its business plan. The Company has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company's strategy and preliminary and future marketing plans may be subject to change as a result of a number of factors, including progress or delays in the Company's marketing efforts and changes in market conditions. To the extent that the Company enters into third-party marketing and distribution arrangements in the future, it will be dependent on the marketing efforts of such third parties and in certain instances on the popularity and sales of their products. There can be no assurance that the Company's strategy will result in successful product commercialization or that the Company's efforts will result in initial or continued market acceptance for the Company's products. If the Company's strategy is unsuccessful, it could have a significant impact on the Company's operations. The Company's recent focus on information technology consulting services, business process software applications and application services is a new business concept for the Company and the Company cannot predict the nature and extent of demand for its services.

     Edge does not currently maintain a bank credit facility. Edge has historically financed its operations primarily through the sale of equity securities or instruments convertible into equity securities. On March 31, 2001, Edge had cash and cash equivalents of $82,984, and a working capital deficit of $1,605,806, as compared to cash and cash equivalents of $169,846, and a working capital deficit of $526,638 at December 31, 2000. Net cash used in operating activities for the three months ending March 31, 2001 was $201,038. Net cash provided by investing activities was $14,176 and $100,000 was provided by financing activities for a total decrease in cash and cash equivalents of $86,862. Net cash used in operating activities for the three months ending March 31, 2000 was $272,813. Net cash provided by investing activities for the three months ending March 31, 2000 was $264,002, and $429 was used in financing activities, for a total decrease in cash and cash equivalents for the three months ending March 31, 2000 of $9,240.

     Edge has entered into an Amended Loan Agreement with Catalyst Master Fund L.P., a related party, for borrowings up to $2,120,000. Under the Amended Loan Agreement, Edge can draw down amounts as Edge has needs for funds, subject to Edge being in compliance with the covenants contained in the Amended Loan Agreement. The loan bears interest at 8.0% per annum and is due March 31, 2002. Further, the loan is convertible into Edge common stock at a conversion price of $1.50 per share and is secured by a pledge of substantially all of Edge's assets. As of April 12, 2001, Edge has $1,200,000 available under the Amended Loan Agreement. Edge believes that this facility will be adequate to fund Edge's needs for at least twelve months, although additional financing for acquisitions as part of Edge's business plan will be necessary. In addition, Edge owes $319,000 of principal as of March 31, 2001 to Infinity, a related party, as a result of loans that were not repaid in our September 2000 reorganization, as well as additional $100,000 borrowed in the first quarter of 2001. These loans are due January 31, 2002. Edge has no current source for the repayment of these loans.

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

     On March 31, 2001, Edge had stockholders equity of
$4,440,464, as compared to stockholders equity of $4,689,018 at December 31, 2000.


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

RISK FACTORS

     Readers of this report or any of our press releases should carefully consider the following risk factors, in addition to the other information contained herein. This report and our press releases contain statements of a forward-looking nature relating to future events or the future financial performance of Edge within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby. Readers are cautioned that such statements are only predictions and that actual events or results may differ substantially. In evaluating those statements, readers should specifically consider the various factors identified in this annual report, including the matters set forth below, which could cause actual results to differ substantially from those indicated by those forward-looking statements.

WE HAVE EXPERIENCED SIGNIFICANT AND CONTINUING LOSSES.

     As of March 31, 2001, we had an accumulated deficit of approximately $33.5 million. For the quarter ended March 31, 2001, we recorded a net loss of $390,160. For each of the five years ended December 31, 2000, we have recorded an operating loss; in certain cases, a substantial operating loss. We incurred a net loss of $8,959,625 for the year ended December 31, 2000. We believe that we will continue to incur losses until we are able to generate sufficient revenues to offset the operating costs associated with commercializing our products. These losses could limit our ability to grow and to raise new funds and could ultimately jeopardize our ability to remain in business.

WE ARE AT A RELATIVELY EARLY STAGE WITH OUR REVISED BUSINESS
MODEL AND THEREFORE OUR BUSINESS AND PROSPECTS ARE DIFFICULT TO
EVALUATE.

      Our corporate reorganization and related shift in our business strategy commenced in September 2000 and is ongoing. Since that time, we have been engaged principally in (1) assembling our senior management team, (2) managing our existing portfolio companies, (3) developing our revised business plan, and (4) attending to various capital raising activities. As such, we have not begun to establish, on any meaningful basis, the strategic relationships and/or to identify the potential businesses, products, or technologies that will be necessary for us to ultimately succeed in the business segment in which we now expect to compete. Accordingly, we do not have any meaningful operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early states of development, particularly companies participating in new and rapidly evolving markets. Some of the risks and difficulties we expect to encounter include our ability to:

     * adapt and successfully execute our revised business plan;
     * overcome the negative market stigma associated with certain over-the- counter technology companies;
     *    manage and adapt to changing and expanding operations;
     * implement and improve operational, financial and management systems and processes;
     * locate, negotiate with, close and ultimately integrate additional attractive portfolio investments;
     *    attract, retain and motivate qualified personnel; and
     * numerous other risks and difficulties experienced by early state business models generally.

     Because of our recent reorganization and our shift away from a single product enterprise, we may have limited insight into trends and conditions that may exist or might emerge and affect our business. We cannot be certain that our revised business strategy will be successful or that we will successfully address these risks. As a result of our continuing losses, the low market price of our common stock and the delisting of our common stock from the Nasdaq SmallCap Market, we believe that it will be very difficult, if not impossible, for Edge to raise additional capital in the future. As of March 31, 2001, Edge had a total of cash and cash equivalents of approximately $82,984. Edge is unlikely to become profitable in the reasonably foreseeable future. Accordingly, if Edge cannot raise new funds, Edge may exhaust its cash resources and be unable to continue in business.

WE NEED ADDITIONAL FINANCING.

     As of March 31, 2001, we had a total of cash and cash equivalents of only $82,984. Accordingly, we need additional financing immediately to implement our business strategy and are relying entirely on the Catalyst Loan for working capital. We do not currently maintain a credit facility with any bank or financial institution. We believe that our ability to raise additional financing, as either debt or equity, is further hindered by our continuing operating losses, the low market price of our common stock and our delisting from Nasdaq. If we are unable to arrange additional financing as needed, we are likely to reduce the scope of our operations or cease operations altogether.

SUBSTANTIALLY ALL OF OUR ASSETS ARE PLEDGED.

     The Catalyst Loan is secured by a pledge of substantially all of our assets. Therefore, there is a risk that upon material default of that loan, we could lose substantially all of our assets through a foreclosure proceeding.

THE SHARES ELIGIBLE FOR FUTURE SALE MAY FURTHER DECREASE THE
PRICE OF OUR COMMON STOCK.

     If our stockholders sell substantial amounts of their common stock in the public market, including shares issued upon the exercise of outstanding options, then the market price of our common stock could fall. As of March 31, 2001 there were a substantial number of outstanding options and warrants to purchase shares of our common stock. The exercise of any of these options or warrants will also have a dilutive effect on our stockholders. Furthermore, holders of such options or warrants are more likely to exercise them at times when Edge could obtain additional equity capital on terms that are more favorable to us than those provided in the options or warrants. As a result, exercise of the options or warrants may adversely affect the terms of such financing and would require us to issue significant amounts of common stock at the time of exercise. The sale of a substantial number of our common stock may adversely affect the prevailing price of such common stock in the public market and may impair our ability to raise capital through the sale of its equity securities.

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

OUR INVESTMENTS MAY INCUR LOSSES AND MAY NOT HAVE ANY FUTURE
PROFITS.

     Companies into which Edge makes investments may have operating losses. As start- up companies, these businesses may continue to incur significant increases in expenses. These increases may adversely impact our business and their financial condition.

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

OUR INVESTMENTS GIVE US LIMITED CONTROL OVER THE BUSINESSES IN
WHICH WE HAVE INVESTED.

     We hold approximately 18% of the outstanding capital stock of PurchasePooling, a related party, and have an unsecured loan to Hencie, Inc. We may not be able to direct the management and policies of these companies or influence their future direction in a manner that will result in increased value to Edge for the securities Edge holds. Further, PurchasePooling and Hencie, Inc. are in their development stages and are not generating any cash flow. Should PurchasePooling and/or Hencie, Inc. be unable to generate sufficient future revenue and cash flow, it could have a negative impact on the Company's operation.

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

WE MAY BECOME SUBJECT TO INCREASED GOVERNMENTAL OVERSIGHT.

     There can be no assurance that technology-related products and services which are sold by us or the companies into which we invest will not be actively regulated. Increased regulation of technology-related products and services may slow our growth, particularly if other countries also impose similar regulations. Any regulation may negatively impact our cost of doing business and may materially adversely affect our business, financial condition, operating results and future prospects. Increased regulation in one or more countries could materially adversely affect our business, financial condition, operating results and prospects.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Unchanged since originally reported in our Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          10.23     Note and Security Agreement dated as of April
                    16, 2001 between Edge and Catalyst Master
                    Fund, L.P. (filed herewith)

     (b)  Reports on Form 8-K

          None

                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Edge Technology Group INC.



                              By:  /s/ Graham C. Beachum II
                              ------------------------------
                                   Graham C. Beachum II
                                   Chairman and Chief Executive
                                   Officer
                                   and Principal Financial
                                   Officer

May 14, 2001

                        INDEX TO EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION
------    -----------

10.23     Note and Security Agreement dated as of April 16,
          2001 between Edge and Catalyst Master Fund, L.P. (filed herewith)