Form 10QSB
period 2001-06-30
EDGE TECHNOLOGY GROUP INC
filed 2001-08-20
CIK 1015172

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                            FORM 10-QSB


 [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2001

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

     As of August 15, 2001 the issuer had 16,385,143 shares of Common Stock outstanding.

                    EDGE TECHNOLOGY GROUP, INC.

                         TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION                             Page No.

ITEM 1. Financial Statements:

     Balance Sheets as of June 30, 2001 (unaudited) and
      December 31, 2000......................................  3
      Unaudited Statements of Operations for the
          Three and Six Months Ended June 30, 2001 and 2000... 4 Unaudited Statements of Cash Flows for the
          Six Months Ended June 30, 2001 and 2000............. 5
      Notes to Unaudited Interim Financial Statements......... 6

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operations........................................... 10

PART II  OTHER INFORMATION

ITEM 1. Legal Proceedings..................................... 18

ITEM 2. Changes in Securities and Use of Proceeds............. 18

ITEM 3. Defaults Upon Senior Securities....................... 18

ITEM 4. Submission of Matters to a Vote of Security Holders... 18

ITEM 5. Other Information..................................... 18

ITEM 6. Exhibits and Reports on Form 8-K...................... 18

Signatures.................................................... 19

                    EDGE TECHNOLOGY GROUP, INC.
                          BALANCE SHEETS


                                           December 31,    June 30,
                                              2000          2001
                                           -----------   ----------
ASSETS
                                                       (unaudited)
Current Assets:
     Cash and cash equivalents........   $    169,846 $    117,937
     Accounts receivable..............         13,504        7,201
     Inventories......................          9,096        9,849
     Prepaid expenses - advance
      royalties.......................          5,024           --
     Other current assets.............         85,390       49,838
                                         ------------ ------------
     Total current assets.............        282,860      184,825

     Fixed Assets, net................         67,394      102,770
     Other Assets.....................             --       16,929
     Investment - Related Party.......      4,587,262    2,280,000
     Note Receivable..................      1,400,000    1,400,000
                                         ------------ ------------
              Total Assets............   $  6,337,516 $  3,984,524
                                         ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.................   $    390,991  $   373,875
     Accrued expenses.................        345,011      243,552
     Other current liabilities........         73,496       35,301
     Notes Payable-related parties....             --    1,239,000
                                         ------------ ------------
     Total Current Liabilities........   $    809,498 $  1,891,728
     Notes Payable-related parties....        839,000           --
                                         ------------ ------------
              Total Liabilities.......   $  1,648,498 $  1,891,728
                                         ------------ ------------

Stockholders' Equity:
     Common Stock, $.01 par value,
      22,500,000 shares authorized,
      16,016,335 shares issued and
      outstanding at December 31, 2000
      and 16,385,143 shares issued and
      outstanding at June 30, 2001....

                                              160,163      163,851
     Additional paid in capital.......     37,978,720   41,607,532
     Deferred stock option
      compensation....................       (316,696)    (257,290)
     Deferred offering costs..........             --   (2,966,666)
     Accumulated deficit..............    (33,133,169) (36,454,631)
                                         ------------ ------------
          Total Stockholders' Equity..      4,689,018    2,092,796
                                         ------------ ------------
     Total liabilities and
stockholder's equity..................   $  6,337,516 $  3,984,524
                                         ============ ============

The accompanying notes are an integral part of these financial statements.

                           EDGE TECHNOLOGY GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          For the Three Months Ended    For the Six Months Ended
                                                   June 30,                     June 30,
                                             2000           2001          2000           2001
                                         -------------  -------------   -----------   ------------
Sales..................................  $     540,643   $    164,243   $    645,895   $    264,297

Cost of Sales..........................        417,343         42,250        557,398         74,398
                                         -------------   ------------   ------------   ------------

Gross Profit ..........................        123,300        121,993         88,497        189,899
                                         -------------   ------------    -----------   ------------

Operating Expenses:
     General and administrative........        271,962        442,460        692,191        850,284
     Selling and marketing.............        112,318         37,390        225,639         58,250
                                         -------------   ------------    -----------   ------------
          Total operating expenses.....        384,280        479,850        917,830        908,534
                                         -------------   ------------    -----------   ------------
          Operating loss...............       (260,980)      (357,857)      (829,333)      (718,635)
                                         -------------   ------------    -----------   ------------


Other income (Expense):
     Interest income...................            541            281          2,400            981
     Interest expense..................       (222,238)       (19,234)      (306,193)       (37,350)
     Amortization of deferred financing
      fees.............................        (42,176)            --       (85,866)             --
     (Loss) on sale of fixed
      assets...........................        (36,313)          (951)       (26,719)          (362)
     Financing fees....................         (2,450)        (2,680)        (5,224)        (5,705)
     Unusual and non-recurring expenses       (177,627)       (54,875)      (178,999)       (64,437)
     Impairment of assets..............             --     (2,495,954)            --     (2,495,954)
                                         -------------   ------------   ------------   ------------
          Total other income (expense).       (407,637)    (2,573,413)      (600,601)    (2,602,827)
                                         -------------   ------------   ------------   ------------
          Net loss.....................       (668,617)    (2,931,270)    (1,429,934)    (3,321,462)
Provision for Preferred Stock
  Dividends............................       (393,570)            --       (393,570)            --
                                         -------------   ------------   ------------   ------------

Net loss to common stockholders.......   $  (1,062,187)   $(2,931,270)  $ (1,823,504)  $ (3,321,462)
                                         =============   ============   ============   ============

Net loss per share, basic and diluted..  $       (0.21)   $     (0.18)  $      (0.36)  $      (0.21)
                                         =============   ============   ============   ============

Weighted average common shares               4,998,324     16,385,143      4,998,324     16,200,739
  outstanding..........................  =============   ============   ============   ============

The accompanying notes are an integral part of these financial statements.

                           EDGE TECHNOLOGY GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  For the Six Months
                                                                         Ended
                                                                       June 30,
                                                              ---------------------------
                                                                  2000           2001
                                                              -------------  ------------
Operating Activities:
             Net cash used in operating activities..........       (153,635)     (606,174)
                                                              -------------  ------------

Investing activities:
     Capital expenditures...................................        (28,127)      (60,429)
     Proceeds from the sale of assets.......................        122,958        14,694
                                                              -------------   -----------
          Net cash provided by (used in) investing
           activities......................................          94,831       (45,735)

Financing activities:
     Equity contributions...................................             --       200,000
     Repayment of borrowings................................       (174,779)           --
     Borrowings on short-term notes payable, net............        231,209       400,000
                                                              -------------  ------------
          Net cash provided by financing activities.........         56,430       600,000
                                                              -------------  ------------

          Net change in cash and cash equivalents...........         (2,374)      (51,909)
                                                              -------------  ------------
Cash and cash equivalents at beginning of period............         19,724       169,846
                                                              -------------  ------------
Cash and cash equivalents at end of period..................  $      17,350  $    117,937
                                                              =============  ============

Supplemental disclosure of cash flow information:
     Cash paid for interest.................................  $      24,563  $        275
                                                              =============  ============

The accompanying notes are an integral part of these financial statements.

                    EDGE TECHNOLOGY GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

(1)  Basis of Presentation

     The financial statements included herein have been prepared by Edge Technology Group, Inc. ("Edge" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations and cash flows for the six month period ended June 30, 2001 are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 2001. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company will be required to adopt these standards as of January 1, 2002. As the Company does not have any recorded intangible assets, the adoption of these standards is not expected to have an impact on the Company's operations.

(2)  Uncertainty of Proposed Plan of Operation

     The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $36.5 million at June
30, 2001.

     The Company's recent focus on information technology consulting services, business process software applications and application services is a new business concept for the Company and the Company cannot predict the nature and extent of demand for its anticipated products and services.

     During the past two years, Edge has experienced declining sales and increasing operating losses. Should this trend continue, it will be necessary to secure additional financing to continue operations. There can be no assurance that any additional financing will be available on acceptable terms. Should Edge be unable to obtain additional financing, it may be unable to develop, enhance, and market products, retain qualified personnel, take advantage of future opportunities, respond to competitive pressures, or continue operations, any of which could have a material adverse effect on its business, operating results, financial condition and liquidity.

(3)  Investment - Related Party

     In September 2000, the Company issued 2,644,841 shares of its common stock to PurchasePooling Investment Fund in return for 9,593,824 shares of Series A Convertible Preferred Stock of PurchasePooling Solutions, Inc. ("PurchasePooling"). In December 2000, the Company invested an additional $620,000 with PurchasePooling in return for 2,214,285 shares of Series C Convertible Preferred Stock. As a result, the Company now has an approximately 18% ownership interest in PurchasePooling, a Web-based demand aggregator enabling government and educational entities to save significantly on large-ticket capital items by combining their purchasing power nationwide and globally. The Company is accounting for this investment under the cost method of accounting. The Company's President and CEO is also the CEO of PurchasePooling. In 2000, the Company entered into an agreement to acquire from Odyssey Ventures Online S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 268,808 shares of the Company's common stock. In April 2001, the agreement was finalized and the shares of common stock were issued. PurchasePooling is in its development stage and is not generating any cash flow. Should PurchasePooling be unable to generate sufficient future revenue and cash flow, it could have a negative impact on the Company's operations. Based on valuation obtained on PurchasePooling in July 2001, the Company determined that the investment was impaired. Accordingly, the Company recorded an impairment charge of $2,495,954 which is included in impairment of assets in the Statement of Operations.

     The Company has entered into a management agreement with PurchasePooling in which PurchasePooling pays the Company a management fee of $20,000 per month in return for the services provided by the Company's President and other employees of Edge. During the three-month and six-month periods ended June 30, 2001, the Company received $60,000 and $120,000, respectively, of management fees from PurchasePooling which is reflected as a reduction in general and administrative expenses in the statement of operations.

(4)  Loss per Share

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

     As of June 30, 2000 and 2001, due to the Company's net losses, shares of common stock issuable upon conversion of convertible debt and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact is antidilutive.

(5)  Note Receivable

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

(6)  Financings

     a.   Infinity Loans

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

     b.   Catalyst Loans

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

          Effective April 16, 2001, the Company entered into an amended loan agreement with Catalyst that increased the borrowings available under the original loan agreement from $620,000 to a total of $2,120,000. Under the amended loan agreement, the Company can draw down amounts under the loan agreement as the Company has need for funds, subject to the Company being in compliance with the covenants contained in that loan agreement. The amended loan agreement bears interest at eight percent (8%) per annum and is due March 31, 2002. The additional amount available under the amended loan agreement is also convertible into the Company's common stock at a conversion price of $1.50 per share and is secured by a pledge of substantially all of the Company's assets. As of June 30, 2001, the total amount outstanding under this loan agreement is $1,020,000.

     c.   Infinity Option

          On May 31, 2001, Edge issued to Infinity Investors Limited an option to put to Edge a certain secured note of Aura Systems, Inc. totaling approximately $10 million (the "Aura Note") held by Infinity (the "Infinity Option"). Pursuant to the Infinity Option, Infinity may elect on May 31, 2002 to exercise its option to put the Aura Note to Edge in exchange for 3,333,333 shares of Edge common stock. As consideration for the Infinity Option, Infinity is obligated to pay to Edge cash consideration of $1 million, consisting of $200,000 due every three months beginning
     May 31, 2001 through May 5, 2002. If Infinity exercises the Infinity Option, Infinity is obligated to transfer the Aura Note and related security agreements to the Company, and pay to the Company any cash payments of the Current Principal Amount (as defined in the operative documents) received by Infinity after May 31, 2001 and prior to exercise of the Infinity Option. The Company received the first $200,000 payment during the three-month period ended June 30, 2001. As a result of issuing this option, the Company recorded deferred offering expense of $3,166,666 related to the fair value of the option. The deferred offering expense will be reduced as an offset to the proceeds from Infinity as they are received. As of June 30, 2001, the remaining deferred offering expenses is $2,966,666, which is reflected as a contra equity amount in the June 30, 2001 Balance Sheet.

(7)  Common Stock

     a.  Reverse Stock Split

         During September 2000, Edge effected a four(4)for one(1) stock split. All share and per share amounts have been restated accordingly.

     b.  Reorganization

     In September 2000, the Company issued 2,644,841 shares of its common stock to PurchasePooling Investment Fund in return for 9,593,824 shares of Series A Convertible Preferred Stock of Purchase Pooling. In December 2000, the Company invested an additional $620,000 with PurchasePooling in return for 2,214,285 shares of Series C Convertible Preferred Stock. As a result, the Company now has an approximate 18% ownership interest in PurchasePooling. The Company's President and CEO is also the CEO of PurchasePooling. In 2000, the Company entered into an agreement to acquire from Odyssey Ventures Online S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 268,808 shares of the Company's common stock. In April 2001, the agreement was finalized and the shares of common stock were issued.

(8)  Stock Options

     In July 2000, the Company granted 1,275,000 options to purchase the Company's common stock, 225,000 to an employee and 850,000 to a consultant of the Company at an exercise price of $2.31 per share. Later in July 2000, the Company granted 82,000 options to purchase the Company's common stock to employees of the Company at an exercise price of $2.32 per share. In both instances, the grants were made with exercise prices equal to the fair market value of the Company's stock at the time of the grant. For the 850,000 options to a consultant, the fair value of the options were $1,343,000, of which $223,833 was recorded as expense in 2000 and $227,436 was recorded as expense during the six months ended June 30, 2001.

(9) Proceedings with Former Officers and Directors

     In September 1999, former officers of the Company filed suit against Edge and certain other parties, asserting claims for breach of contract and other matters. In October 1999, the Company counter-sued the former officers for, among other items, breach of fiduciary duty and breach of employment agreements. In April
2001, the Company, the former officers, and the other individuals and entities named in the lawsuits, entered into a settlement agreement whereby Edge issued 100,000 shares of restricted common stock and paid a cash amount of $30,000 to the former officers in satisfaction of any outstanding claims or claims to options. Accordingly, the Company recorded an accrual for $84,000 related to this settlement of which $54,000 is included in accrued expenses as of June 30, 2001.

(10) Employment Agreements

     The Company has entered into employment agreements with several of its executive officers for periods ranging from three to four years. The agreements provide the employees with salary, bonuses and the right to terminate their agreements and receive certain lump sum payments of compensation if there is a change of control of the Company. In connection with two of the employment agreements, in January 2001, the Company granted stock options to certain executive officers to purchase up to 2,250,000 shares of the Company's common stock at an exercise price of $1.50 per share. Of these options, 25% are exercisable upon grant and an additional 18.75% vest annually each anniversary date. The options expire 10 years from the date of grant. The Company will not be required to record any compensation expense in 2001 as a result of the grant of these options.

(11)  Recent Developments - Planned Sale of Certain Assets

     The Company's Board of Directors has unanimously approved, subject to stockholder approval, the sale of assets related to the Company's "One-on-One" golf lesson CD-ROM and video production business (the "One-on-One Business") to Visual Edge, Inc.
("Visual Edge") under the terms of an Asset Purchase and Assignment and Assumption Agreement (the "Asset Purchase Agreement"). This transaction involves the sale of a significant portion of the Company's assets, business and operations and, arguably constitutes a sale of substantially all of the assets of the Company. Because a transaction constituting a sale of substantially all of assets requires approval of a majority of a corporation's outstanding voting shares under Delaware law, the Board of Directors decided to seek approval by the Company's stockholders for the sale of the assets to Visual Edge. Visual Edge is not a related party; however, the President of Visual Edge, Ronald Seale, is a former President of the Company.

     The Company will receive (a) an initial cash payment of $300,000 (offset by $53,000 by Visual Edge for One-on-One
Business expenses paid)]; (b) a promissory note in the amount of $250,000 payable October 24, 2001, and bearing an interest rate of 8% per annum, secured by all of the assets of Visual Edge; and (c) future royalties not to exceed $3,000,000, payable as an increasing percentage of revenues.


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

GENERAL

     Recent Developments
     -------------------

(a)  Planned Sale of One-on-One Business.
     -----------------------------------

     Background. Edge operates, acquires and invests in technology products and services, including information technology consulting services, business process software applications and application service providers. We are in the early stages of continuing to broaden and expand the scope of our business to include business opportunities beyond our historical golf training technology products. As part of this expansion, we intend to seek opportunities in technology products and services for acquisition by Edge to include in an overall business strategy of developing a complete business process software application and delivery targeted primarily towards middle market businesses. We have historically developed, marketed and sold personalized CD-ROM and videotape golf lessons.

     The One-on-One Business. We developed several personalized "One-on-One" golf lessons for both right- and left-handed golfers. Our personalized products include a lesson stressing basic golf fundamentals for either males or females, a lesson geared towards senior golfers, an advanced lesson for lower-handicap players and a "follow-up" lesson which measures a golfer's improvement from prior lessons. Our One-on-One personalized golf lesson analyzes a golfer's swing by comparing it to a professional golfer's swing at several different club positions from two camera angles. The golfer receives a CD-ROM at the time of filming and receives, within a few days, an e-mail containing a link to that golfer's processed golf swing. The CD-ROM, once installed on the golfer's home computer, captures the e-mailed swing and integrates it into the lesson for the side-by-side comparison with the professional golfer. A professional golfer's pre-recorded instructional commentary, analysis and computer graphics highlight important golf fundamentals intended to improve a golfer's performance. In addition, the CD-ROM features an additional golf instructor who provides pre-recorded drills and instruction designed to correct the specific errors made by the golfer.

     Reasons for Selling the One-on-One Business. In September 2000, our board of directors began to explore a range of strategic alternatives while, at the same time, attempting to develop the One-on-One Business. In early 2001, we began exploring the possibility of our former President, Ronald Seale, acquiring the One-on-One Business. Discussions began informally, and as our focus began to shift toward the proposed business as described above, negotiations with Mr. Seale (Visual Edge's President) commenced in earnest late in the first quarter. Although we held discussions with other interested parties, Visual Edge sustained the highest level of interest in acquiring this business.


     During this time, the Board of Directors increasingly believed that the best possibility for profitability of Edge was to divest the One-on-One Business and its related expenses and focus on the new business strategy. The One-on-One Business, which we are selling to Visual Edge, contributed substantially to our operating loss for the fiscal year ended December 31, 2000, and the three and six months ended March 31, 2001 and June 30, 2001. In July 2001, we resolved the principal terms for a sale of the One-on-One Business to Visual Edge.

(b)  Other Developments.
     ------------------

     Edge also effected the following changes in management during the first part of 2001:

            *   Effective August 6, 2001, Edge appointed David
                Pilotte as our Executive Vice President and Chief
                Financial Officer.

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

RESULTS OF OPERATIONS

     Quarter ended June 30, 2001 compared with quarter ended June
30, 2000.

     Sales for the three months ended June 30, 2001 decreased 70% to $164,243, as compared to $540,643 for the three months ended June 30, 2000. This decrease in sales in 2001 as compared to 2000 is due to the Company's decision to participate in fewer events while pursuing other opportunities to develop licensing revenues for its software.

     The cost of sales for the three months ended June 30, 2001 decreased 90% to $42,250, as compared to $417,343 for the three months ended June 30, 2000. This decrease in the cost of sales is primarily attributable to the lower cost of sales associated with the reduction of events being performed.

     Operating expenses for the three months ended June 30, 2001 increased 25% to $479,850, as compared to $384,280 for the three months ended June 30, 2000. Even though the event business has decreased, the operating expenses have not proportionately decreased due to overhead costs. In addition, under Edge's new business concept, operating expenses and salary expenses have increased to develop the new business plan going forward. This increase is primarily attributable to additional executive salaries and salaries relating to personnel associated with Edge's strategy of acquiring and operating technology businesses. As of August 15, 2001, Edge has four executive employees and nine employees.

     Interest expense for the three months ended June 30, 2001 decreased 91% to $19,234 from $222,238 for the three months ended June 30, 2000. This decrease is primarily attributable to the elimination of penalty interest payable on the convertible notes that were converted into common stock in September 2000.

     As a result of the above, operating loss for the three months ended June 30, 2001 increased 37% to $357,857 as compared to $260,980 for the three months ended June 30, 2000.

     The Provision for Preferred Stock Dividends of $393,570 for the three months ended June 30, 2000 relates to the dividends on the Company's Series A-2 Convertible Preferred Stock. The dividends commenced on January 1, 2000. As of December 31, 2000, all of the outstanding preferred stock had been converted into common stock.

Six months ended June 30, 2001 compared to the six months ended
June 30, 2000.

     Sales for the six months ended June 30, 2001 decreased
$381,598 or 59% to $264,297 from $645,895 for the six months ended
June 30, 2000. This decrease in sales is primarily due to the Company's decision to participate in fewer events while pursuing other opportunities to develop licensing revenues for its software.

         The cost of sales for the six months ended June 30, 2001 decreased $483,000 or 87% to $74,398 from $557,398 for the six months ended June 30, 2000. This decrease in the cost of sales is attributable to Visual Edge's reduced sales and the Company's efforts to reduce direct costs related to the events.

         Operating expenses for the six months ended June 30, 2001 decreased $8,846 or 1% to $908,534 from $917,380 for the six months ended June 30, 2000. Operating expenses for the two periods have remained relatively flat even though the One-on-One expenses have decreased because of cost cutting efforts. The new Edge business strategy has incurred operating expenses to develop its business plan.

         As a result of the factors described above, the operating loss for the six months ended June 30, 2001 decreased $110,698 or 13% to $718,635 from $829,333 for the six months ended June 30, 2000.

     Interest expense for the six months ended June 30, 2001 decreased $268,843 or 88% to $37,350 from $306,193 for the six months ended June 30, 2000. This decrease in interest expense is primarily attributable to the elimination of penalty interest payable on the convertible notes that were converted into common stock in September 2000.

     Net loss before preferred stock dividends for the six months ended June 30, 2001 increased $1,703,528 or 119% to $3,133,462 from $1,429,934 for the six months ended June 30, 2000. Net loss per share, basic and diluted, for the six months ended June 30, 2001 decreased 47% to $0.19 from $0.36 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $36.5 million at June
30, 2001.

     The Company's plan of operation and prospects are largely dependent upon the Company's ability to achieve significant market acceptance for its proposed products, successfully hire and retain skilled technical, marketing and other personnel, and successfully implement its new business plan and strategy. Although implementation of the new plan is progressing, the can be no assurance that the Company will be able to continue to fully implement its new business plan. Failure to implement its business plan would have a material adverse effect on the Company.

     Demand and market acceptance for the Company's One-on-One personalized CD-ROM and videotape golf lesson continues to be subject to a high level of uncertainty. The Company's sale of the One-on-One Busniess will help reduce the consistent losses incurred by the business operations related to the golf product. The Company's new business focus on information technology consulting services, business process software applications and application services is a new business concept for the Company and the Company cannot predict the nature and extent of demand for its services.

     Edge does not currently maintain a bank credit facility. Edge has historically financed its operations primarily through the sale of equity securities or instruments convertible into equity securities. On June 30, 2001, Edge had cash and cash equivalents of $117,937, and a working capital deficit of $1,760,903, as compared to cash and cash equivalents of $169,846, and a working capital deficit of $526,638 at December 31, 2000. Net cash used in operating activities for the six months ending June 30, 2001 was $606,174. Net cash provided by investing activities was $45,735 and $600,000 was provided by financing activities for a total decrease in cash and cash equivalents of $51,909.

     Edge has entered into an Amended Loan Agreement with Catalyst Master Fund L.P., a related party, for borrowings up to $2,120,000. Under the Amended Loan Agreement, Edge can draw down amounts as Edge has needs for funds, subject to Edge being in compliance with the covenants contained in the Amended Loan Agreement. The loan bears interest at 8.0% per annum and is due March 31, 2002. Further, the loan is convertible into Edge common stock at a conversion price of $1.50 per share and is secured by a pledge of substantially all of Edge's assets. As of August 15, 2001, Edge has approximately $1,100,000 available under the Amended Loan Agreement. Edge believes that this facility will be adequate to fund Edge's needs for at least twelve months, although additional financing for acquisitions as part of Edge's business plan will be necessary.

     In addition, Edge owes $219,000 of principal as of June 30, 2001 to Infinity Investors Limited ("Infinity"), a related party, as a result of loans that were not repaid in our September 2000 reorganization. These loans are due January 31, 2002.

     On May 31, 2001, Edge issued to Infinity an option to put to Edge a certain secured note of Aura Systems, Inc. totaling approximately $10 million (the "Aura Note") held by Infinity (the "Infinity Option"). Pursuant to the Infinity Option, Infinity may elect on May 31, 2002 to exercise its option to put the Aura Note to Edge in exchange for 3,333,333 shares of Edge common stock. As consideration for the Infinity Option, Infinity is obligated to pay Edge cash consideration of $1 million, consisting of $200,000 due every three months beginning May 31, 2001 through May 5, 2002. If Infinity exercises the Infinity Option, Infinity is obligated to transfer the Aura Note and related security agreements to Edge, and pay to Edge any cash payments of the Current Principal Amount (as defined in the operative documents) received by Infinity after May 31, 2001 and prior to exercise of the Infinity Option. Edge received the first $200,000 payment during the three-month period ended June 30, 2001.

     Edge expects to meet future liquidity requirements through
(i) cash reserves and maturities or sales of marketable securities,
(ii) income from the Infinity Option, and (iii) utilization of its Amended Loan Agreement. It is anticipated that those sources of funds will also fund capital expenditure programs, if any. These capital expenditure programs can be suspended or delayed at any time with minimal disruption to Edge's operations if cash is needed in other areas of Edge's operations. The expected operating cash flow, current cash reserves and the Amended Loan Agreement are expected to allow Edge to meet working capital requirements during periods of low cash flows.

     During the past two years Edge has experienced declining sales and increasing operating losses resulting from the One-on-One Business. Edge has accordingly entered into an agreement to sell its One-on-One Business. Edge must be successful in implementing its new business strategy in order to reverse the decline trend. Should this trend continue, it will be necessary to secure additional financing to continue operations. There can be no assurance that any additional financing will be available on acceptable terms. Should Edge fail to implement successfully its business strategy or be unable to obtain additional financing, it may be unable to develop, enhance and market products, retain qualified personnel, take advantage of future opportunities, respond to competitive pressures or continue operations, any of which could have a material adverse effect on its business, operating results, financial condition and liquidity.

     On June 30, 2001, Edge had stockholders equity of $2,038,796, as compared to stockholders equity of $4,689,018 at December 31, 2000.

SEASONALITY

     With the planned sale of the One-on-One Business, Edge does not anticipate a seasonal component to its business.

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

RISK FACTORS

     Readers of this report or any of our press releases should carefully consider the following risk factors, in addition to the other information contained herein. This report and our press releases contain statements of a forward-looking nature relating to future events or the future financial performance of Edge within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby. Only risk factors that have materially changed from those contained in our Form 10-KSB for the fiscal year ended December 31, 2000 are included below, and readers are encouraged to read the following risk factors in conjunction with those in the Form 10-KSB for the fiscal year ended December 31, 2000. Readers are cautioned that such statements are only predictions and that actual events or resultsmay differ substantially. In evaluating those statements, readers should specifically consider the various factors identified in this quarterly report, as well as our filing with the Securities and Exchange Commission, including our Form 10-KSB for the fiscal year ended December 31, 2000 including the matters set forth below, which could cause actual results to differ substantially from those indicated by those forward-looking statements.

WE HAVE EXPERIENCED SIGNIFICANT AND CONTINUING LOSSES.

     As of June 30, 2001, we had an accumulated deficit of approximately $36.5 million. For the six months ended June 30, 2001, we recorded a net loss of $3,133,462. For each of the five years ended December 31, 2000, we have recorded an operating loss;
in certain cases, a substantial operating loss. We incurred a net loss of $8,959,625 for the year ended December 31, 2000. We believe that we will continue to incur losses until we are able to generate sufficient revenues to offset the operating costs associated with implementing the revised business model. These losses could limit our ability to grow and to raise new funds and could ultimately jeopardize our ability to remain in business.

WE ARE AT A RELATIVELY EARLY STAGE WITH OUR REVISED BUSINESS MODEL AND THEREFORE OUR BUSINESS AND PROSPECTS ARE DIFFICULT TO
EVALUATE.

     Our corporate reorganization and related shift in our business strategy commenced in September 2000 and is ongoing. Since that time, we have been engaged principally in (1) assembling our senior management team, (2) managing our existing portfolio companies, (3) developing our revised business plan, including the sale of the One-on-One Business, and (4) attending to various capital raising activities. As such, we have not begun to establish, on any meaningful basis, the strategic relationships and/or to identify the potential businesses, products, or technologies that will be necessary for us to ultimately succeed in the business segment in which we now expect to compete. Accordingly, we do not have any meaningful operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early states of development, particularly companies participating in new and rapidly evolving markets. Some of the risks and difficulties we expect to encounter include our ability to:

     * adapt and successfully execute our revised business plan;
     * overcome the negative market stigma associated with certain over-the-counter technology companies;

     *    manage and adapt to changing and expanding operations;
     * implement and improve operational, financial and management systems and processes;
     * locate, negotiate with, close and ultimately integrate additional attractive portfolio investments;
     *    attract, retain and motivate qualified personnel; and
     * numerous other risks and difficulties generally experienced by early stage business models.

     Because of our recent reorganization and our sale of the One-on-One Business, we may have limited insight into trends and conditions that may exist or might emerge and affect our business. We cannot be certain that our revised business strategy will be successful or that we will successfully address these risks. As a result of our continuing losses, the low market price of our common stock and the delisting of our common stock from the Nasdaq SmallCap Market, we believe that it will be very difficult, if not impossible, for Edge to raise additional capital in the future. As of June 30, 2001, Edge had a total of cash and cash equivalents of $117,937. Edge is unlikely to become profitable in the reasonably foreseeable future. Accordingly, if Edge cannot raise new funds, Edge may exhaust its cash resources and be unable to continue in business.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Unchanged since originally reported in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.24 Option Agreement dated as of May 31, 2001 between Infinity Investors Limited and Edge
                  Technology Group, Inc. (filed herewith)

     (b)  Reports on Form 8-K

          None

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Edge Technology Group Inc.



                              By:  /s/ Graham C. Beachum II
                                   -----------------------------
                                   Graham C. Beachum II
                                   Chairman and Chief Executive
                                   Officer and Principal Financial
                                   Officer

August 20, 2001

                         INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

10.24     Option Agreement dated as of May 31, 2001 between
          Infinity Investors Limited and Edge Technology Group,
          Inc. (filed herewith)