Form 10QSB
period 2001-09-30
EDGE TECHNOLOGY GROUP INC
filed 2001-11-19
CIK 1015172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
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

6611 HILLCREST AVENUE #223 DALLAS, TEXAS 75205
(Address of principal executive offices)

(214) 999-2245
(Issuer’s telephone number)

901 YAMATO ROAD, SUITE 175, BOCA RATON, FLORIDA 33431
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]	No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of November 12, 2001, the issuer had 16,385,143 shares of Common Stock outstanding.


EDGE TECHNOLOGY GROUP, INC.
TABLE OF CONTENTS


EDGE TECHNOLOGY GROUP, INC.
BALANCE SHEETS

	December 31,	September 30,
	2000 ---------------------	2001 ---------------------
ASSETS		(unaudited)
Current Assets:
Cash and cash equivalents	$ 169,846	$ 98,828
Accounts receivable	13,504	--
Other receivables – related party	--	135,624
Inventories	9,096	--
Prepaid expenses - advance royalties	5,024	--
Other current assets	85,390	30,652
	---------------	---------------
Total current assets	282,860	265,104

Fixed assets, net	67,394	82,602
Investment - related party	4,587,262	2,280,000
Note receivable	1,400,000	1,400,000
	---------------	--------------
Total Assets	$ 6,337,516	$ 4,027,706
	=========	=========

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 390,991	$ 440,986
Accrued expenses	345,011	229,890
Other current liabilities	73,496	--
Notes payable-related parties	--	1,239,000
	----------------	---------------
Total Current Liabilities	809,498	1,909,876
Notes payable-related parties	839,000	--
	----------------	---------------
Total Liabilities	$ 1,648,498	$ 1,909,87
	----------------	---------------

Stockholders’ Equity:
Common Stock, $.01 par value, 22,500,000 shares authorized, 16,016,335 shares issued and outstanding at December 31, 2000 and 16,385,143 shares issued and outstanding at September 30, 2001	160,163	163,851

Additional paid in capital	37,978,720	42,502,866
Deferred stock option compensation	(316,696)	--
Deferred offering costs	--	(2,766,666)
Accumulated deficit	(33,133,169)	(37,782,221)
	----------------	----------------
Total Stockholders’ Equity	4,689,018 -----------------	2,117,830 -----------------
Total Liabilities and Stockholder’s Equity	$ 6,337,516	$ 4,027,706
	==========	==========


The accompanying notes are an integral part of these financial statements.
EDGE TECHNOLOGY GROUP, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2000 -----------	2001 -----------	2000 -------------	2001 -------------

Sales	$0	$0	$0	$0
General and administrative expenses		(717,213) -----------		(833,560) -----------
Operating Loss		(717,213)		(833,560)
Interest income		793		1,774
Interest expense		(24,780)		(62,130)
Financing fees		(2,519)		(8,224)
Impairment of assets		--		(2,495,954)
	------------	------------	------------	------------
Loss from continuing operations		(743,719)		(3,398,094)
Loss from discontinued operations	(5,531,687) -------------	(583,871) -------------	(7,355,190) -------------	(1,250,958) -------------

Net loss to common stockholders	$(5,531,687)	$(1,327,590)	$(7,355,190)	$(4,649,052)
	========	========	========	========

Net loss per share, basic and diluted From continuing operations From discontinued operations	$0.00 $ (0.71) ------------- $ (0.71) ========	$ (0.04) $ (0.04) ------------- $ (0.08) ========	$0.00 $ (1.49) ------------- $ (1.49) ========	$ (0.21) $ (0.08) ------------- $ (0.29) ========

Weighted average common shares outstanding	7,825,084 ========	16,385,143 ========	4,922,043 ========	16,243,294 ========

The accompanying notes are an integral part of these financial statements.


EDGE TECHNOLOGY GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended
	September 30, --------------------------
	2000 ----------	2001 ----------
Operating Activities:
Net cash used in operating activities	(296,356) -------------	(1,030,381) -------------

Investing Activities:
Capital expenditures	(37,781)	(80,331)
Purchase of convertible long term note receivable	(1,400,000)	--
Proceeds from the sale of fixed assets Proceeds from sale of assets	126,519 --	14,694 300,000
Loan to related party	--	(75,000)
	--------------	-------------
Net cash provided by (used in) investing activities	(1,311,262)	159,363

Financing Activities:
Equity contributions	2,187,999	400,000
Borrowings on short-term notes payable, net	-- --------------	400,000 ------------
Net cash provided by financing activities	2,187,999	800,000
	--------------	------------
Net change in cash and cash equivalents	580,381 --------------	(71,018) ------------
Cash and cash equivalents at beginning of period	19,724	169,846
	--------------	------------
Cash and cash equivalents at end of period	$ 600,105 =========	$ 98,828 ========

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 4,308 =========	$ 275 ========

The accompanying notes are an integral part of these financial statements.


EDGE TECHNOLOGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1)     Basis of Presentation

        The financial statements included herein have been prepared by Edge Technology Group, Inc. ("Edge" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations and cash flows for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 2001. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2000.

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company will be required to adopt these standards as of January 1, 2002. As the Company does not have any recorded intangible assets, the adoption of these standards is not expected to have an impact on the Company’s operations.

(2) Sale of Certain Assets - Discontinued Operations

On September 10, 2001, the Company closed the previously announced sale of assets related to its One-on-One business to a newly formed entity Visual Edge, Inc. Visual Edge is not a related party; however, the President of Visual Edge, Ronald Seale, is a former CEO of the Company.

In the sale, the Company received (a) an initial cash payment of $300,000 (offset by $53,000 by Visual Edge for One-on-One Business expenses paid); (b) a promissory note in the amount of $250,000 payable October 24, 2001, and bearing an interest rate of 8% per annum, secured by all of the assets of Visual Edge; and (c) future royalties not to exceed $3,000,000, payable as an increasing percentage of revenues.


The results of operations of the sold One-on-One business have been presented in the statement of operations as "discontinued operations" because the business represented a separate segment of the business. The presentation also presents the reader with a more meaningful understanding of the financial aspects of the remaining Company.

Discontinued Operations
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001
	-----------	-----------	-------------	-------------
Sales	$337,572	$139,229	$983,468	$403,526
Cost of Sales	328,817	56,975	886,215	131,373
	-------------	-----------	-------------	-------------
Gross Profit	8,755	82,254	97,253	272,153
	-------------	-----------	------------	-------------
Operating Expenses:
General and administrative	352,681	12,115	1,044,872	746,052
Selling and marketing	91,594	83,723	317,233	141,973
	-------------	-----------	-------------	------------
Total operating expenses	444,275	95,838	1,362,105	888,025
	-------------	-----------	------------	------------
Operating loss	(435,520)	(13,584)	(1,264,852)	(615,872)
	------------	-----------	------------	------------
Other income (expense):
Interest income	6,448		8,848
Interest expense	(48,811)		(355,004)
Amortization of deferred financing fees	--	--	(85,866)	--
State income tax	(4,377)	--	(6,820)	--
Loss on sale of One-on-One business	--	(570,287)	--	(570,287)
Loss on sale of fixed assets	(17,536)	--	(44,256)	(362)
Financing fees	(3,527)		(8,751)
Loss on conversion of debt	(4,796,404)	--	(4,796,404)	--
Unusual and non-recurring expenses	(100,770)	--	(277,325)	(64,437)
Impairment of assets	--	--	--
	------------	-----------	------------	------------
Total other income (expense)	(4,964,977)	(583,871)	(5,565,578)	(635,086)
	-------------	-----------	------------	------------
Provision for Preferred Stock Dividends	(131,190)	0	(524,760)	0

Net loss from Discontinued Operations	$(5,531,687)	$ (396,101)	$ (7,355,190)	$(1,250,958)


As of October 24, 2001, the promissory note and royalty payments were in default and being renegotiated to extend payment terms. Given the uncertainty surrounding its ultimate collection, the note has been written off in its entirety and is recorded as part of the loss on sale. The failure to restructure the note and royalty payments is not expected to have a significant negative impact on the Company’s business or its liquidity.

(3)     Uncertainty of Proposed Plan of Operation

        The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $37.8 million at September 30, 2001.

        The Company’s recent change in focus to acquiring information technology consulting services, business process software applications and application services is a new business concept for the Company and the Company cannot predict the nature and extent of demand for its anticipated products and services.

        In order to implement its new business plan it will be necessary to secure additional financing, and there can be no assurance that any additional financing will be available on acceptable terms. Should Edge be unable to obtain additional financing, it would be unable to acquire technology companies or continue operations.

(4)     Investment - Related Party

        In September 2000, the Company issued 2,644,841 shares of its common stock to PurchasePooling Investment Fund in return for 9,593,824 shares of Series A Convertible Preferred Stock of PurchasePooling Solutions, Inc. ("PurchasePooling"). In December 2000, the Company invested an additional $620,000 with PurchasePooling in return for 2,214,285 shares of Series C Convertible Preferred Stock. As a result, the Company now has an approximately 18% ownership interest in PurchasePooling, a Web-based demand aggregator enabling government and educational entities to save significantly on large-ticket capital items by combining their purchasing power nationwide and globally. The Company is accounting for this investment under the cost method of accounting. The Company’s President and CEO is also the interim CEO of PurchasePooling. In 2000, the Company entered into an agreement to acquire from Odyssey Ventures Online S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 268,808 shares of the Company’s common stock. In April 2001, the agreement was finalized and the shares of common stock were issued. PurchasePooling is in its development stage and is not generating any cash flow. Should PurchasePooling be unable to generate sufficient future revenue and cash flow, it could have a negative impact on the Company’s operations. Based on valuation obtained on PurchasePooling in July 2001, the Company determined that the investment was impaired. Accordingly, the Company recorded an impairment charge of $ 2,495,954 which is included in impairment of assets in the Statement of Operations.

        In October 2001, the Company participated to the amount of $400,000 in a syndicated loan to PurchasePooling in the amount of $1,600,000. The loan, structured as Convertible Note with Warrants, bears interest at 15% per annum, and if not converted earlier, matures in October 2003.


        The Company has entered into a management agreement with PurchasePooling in which PurchasePooling pays the Company a management fee of $20,000 per month in return for the services provided by the Company’s President and other employees of Edge. During the three-month and nine-month periods ended September 30, 2001, the Company accrued $60,000 and received $120,000, respectively, of management fees from PurchasePooling which is reflected as a reduction in general and administrative expenses in the statement of operations. As of September 30, 2001, the Company has a receivable of $60,000 related to accrued management fees and a loan in the amount of $75,000 to PurchasePooling. Both amounts were collected in October 2001.

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

        As of September 30, 2000 and 2001, due to the Company’s net losses, shares of common stock issuable upon conversion of convertible debt and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be anti-dilutive.

(6)     Note Receivable

        In September 2000, the Company loaned $1.4 million to Hencie, Inc. ("Hencie") in the form of a Promissory Note (the "Note"). The Note accrues interest at a rate of 8% per annum and the principal and interest is due on or before November 21, 2001. The Note was convertible into 885,543 shares of Hencie’s common stock through November 22, 2000, however, the Company did not exercise the conversion option. The Note is unsecured and guaranteed by Hencie’s President. Should Hencie be unable to generate sufficient future revenue and cash flow, it could have a negative impact on the Company’s operations. As the Company expects to defer the collection of the Note past the original due date, the value of the Note is classified as long-term at September 30, 2001.

(7)     Financings

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


b.	Catalyst Loans

        In December 2000, the Company entered into a loan agreement with Catalyst Master Fund, L.P. (the "Catalyst Loan"), a related party, to borrow $620,000. The Catalyst Loan was originally due on June 30, 2001 and bears interest at a rate equal to eight percent (8%) per annum. The Company used the proceeds of the Catalyst Loan to purchase 2,214,285 shares of Series C Convertible Preferred Stock of PurchasePooling. Catalyst Master Fund is a shareholder of the Company and certain of the Company’s directors are also officers of an entity that manages Catalyst Master Fund. The Catalyst Loan is convertible at the option of the holder into the Company’s common stock at a conversion price of $1.50 per share. The Catalyst Loan is also secured by a pledge of substantially all of Edge’s assets.

        Effective April 16, 2001, the Company entered into an amended loan agreement with Catalyst that increased the borrowings available under the original loan agreement from $620,000 to a total of $2,120,000. Under the amended loan agreement, the Company can draw down amounts under the loan agreement as the Company has need for funds, subject to the Company being in compliance with the covenants contained in that loan agreement. The amended loan agreement bears interest at eight percent (8%) per annum and is due March 31, 2002. The additional amount available under the amended loan agreement is also convertible into the Company’s common stock at a conversion price of $1.50 per share and is secured by a pledge of substantially all of the Company’s assets. As of September 30, 2001, the total amount outstanding under this loan agreement is $1,020,000.

        In October 2001, the Company borrowed an additional $400,000 under the Catalyst Loan to make an additional investment in PurchasePooling described above in (4) "Investment - Related Party."

c.	Infinity Option

        On May 31, 2001, Edge issued to Infinity Investors Limited an option to put to Edge a certain secured note of Aura Systems, Inc. totaling approximately $10 million (the "Aura Note") held by Infinity (the "Infinity Option"). Pursuant to the Infinity Option, Infinity may elect on May 31, 2002 to exercise its option to put the Aura Note to Edge in exchange for 3,333,333 shares of Edge common stock. As consideration for the Infinity Option, Infinity is obligated to pay to Edge cash consideration of $1 million, consisting of $200,000 due every three months beginning May 31, 2001 through May 5, 2002. If Infinity exercises the Infinity Option, Infinity is obligated to transfer the Aura Note and related security agreements to the Company, and pay to the Company any cash payments of the Current Principal Amount (as defined in the operative documents) received by Infinity after May 31, 2001, and prior to exercise of the Infinity Option. The Company received $200,000 and $400,000 during the three and nine month periods ended September 30, 2001, respectively. As a result of


issuing this option, the Company recorded deferred offering expense of $3,166,666 related to the fair value of the option. The deferred offering expense will be reduced as an offset to the proceeds from Infinity as they are received. As of September 30, 2001, the remaining deferred offering expenses is $2,766,666, which is reflected as a contra equity amount in the September 30, 2001 Balance Sheet.

(8)     Common Stock

a.	Reverse Stock Split

       During September 2000, Edge affected a four (4) for one (1) reverse stock split. All share and per share amounts have been restated accordingly.

b.	Investment in PurchasePooling

       In September 2000, the Company issued 2,644,841 shares of its common stock to PurchasePooling Investment Fund in return for 9,593,824 shares of Series A Convertible Preferred Stock of Purchase Pooling. In December 2000, the Company invested an additional $620,000 with PurchasePooling in return for 2,214,285 shares of Series C Convertible Preferred Stock. As a result, the Company now has an approximate 18% ownership interest in PurchasePooling. The Company’s President and CEO is also the interim CEO of PurchasePooling. In 2000, the Company entered into an agreement to acquire from Odyssey Ventures Online S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 268,808 shares of the Company’s common stock. In April 2001, the agreement was finalized and the shares of common stock were issued.

(9)     Stock Options

        In July 2000, the Company granted 1,275,000 options to purchase the Company’s common stock, 225,000 to an employee and 850,000 to a consultant of the Company at an exercise price of $2.31 per share. Later in July 2000, the Company granted 82,000 options to purchase the Company’s common stock to employees of the Company at an exercise price of $2.32 per share. In both instances, the grants were made with exercise prices equal to the fair market value of the Company’s stock at the time of the grant. For the 850,000 options to a consultant, the fair value of the options were $1,343,000, of which $223,833 was recorded as expense in 2000 and an additional $223,833 was recorded through June 30, 2001. In July 2001, in connection with the sale of the assets of the One-on-One Business, the Company’s relationship with the consultant was terminated. Accordingly, the remaining $895,334 of expense was recorded as a part of the loss on sale.


(10)     Proceedings with Former Officers and Directors

        In September 1999, former officers of the Company filed suit against Edge and certain other parties, asserting claims for breach of contract and other matters. In October 1999, the Company counter-sued the former officers for, among other items, breach of fiduciary duty and breach of employment agreements. In April 2001, the Company, the former officers, and the other individuals and entities named in the lawsuits, entered into a settlement agreement whereby Edge agreed to issue 100,000 shares of restricted common stock and pay a cash amount of $30,000 to the former officers in satisfaction of any outstanding claims or claims to options. Accordingly, the Company recorded an expense of $84,000 related to this settlement. The Company subsequently paid the settlement amount and issued the shares in accordance with the agreement.

(11)    Employment Agreements

        The Company has entered into employment agreements with several of its executive officers for periods ranging from three to four years. The agreements provide the employees with salary, bonuses and the right to terminate their agreements and receive certain lump sum payments of compensation if there is a change of control of the Company. In connection with two of the employment agreements, in January 2001, the Company granted stock options to certain executive officers to purchase up to 2,250,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Of these options, 25% are exercisable upon grant and an additional 18.75% vest annually each anniversary date. The options expire 10 years from the date of grant. The Company will not be required to record any compensation expense in 2001 as a result of the grant of these options.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto. This discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Edge’s actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of certain factors including those set forth in Edge’s filings with the Securities and Exchange Commission, specifically including the risk factors set forth below.

        Impairment of Assets

        PurchasePooling is in its development stage and is not generating any cash flow. Should PurchasePooling be unable to generate sufficient future revenue and cash flow, it could have a negative impact on the Company’s operations. Based on valuation obtained on PurchasePooling in July 2001, the Company determined that the investment was impaired. Accordingly, the Company recorded an impairment charge of $ 2,495,954 which is included in impairment of assets in the Statement of Operations.

        Plan of Operations

        Although the Company has had revenues from operations in each of the last two fiscal years, due to the discontinuance of the One-on-One business, the reader should focus on the plan of operations presented in Item 5 hereof as well as the issues reflected in LIQUIDITY AND CAPITAL RESOURCES and RISK FACTORS below.


GENERAL

Recent Developments

Sale of Certain Assets--Discontinued Operations

        On September 10, 2001, the Company closed the previously announced sale of assets related to its One-on-One business to a newly formed entity Visual Edge, Inc. Visual Edge is not a related party; however, the President of Visual Edge, Ronald Seale, is a former CEO of the Company.

        In the sale, the Company received (a) an initial cash payment of $300,000 (offset by $53,000 by Visual Edge for One-on-One Business expenses paid); (b) a promissory note in the amount of $250,000 payable October 24, 2001, and bearing an interest rate of 8% per annum, secured by all of the assets of Visual Edge; and (c) future royalties not to exceed $3,000,000, payable as an increasing percentage of revenues.

        The results of operations of the sold One-on-One business have been presented in the statement of operations as "discontinued operations" because the business represented a separate segment of the business. The presentation also presents the reader with a more meaningful understanding of the financial aspects of the remaining Company.

        As of October 24, 2001, the promissory note and royalty payments were in default and being renegotiated to extend payment terms. Given the uncertainty surrounding its ultimate collection, the note has been written off in its entirety and is recorded as part of the loss on sale. The failure to restructure the note and royalty payments is not expected to have a significant negative impact on the Company’s business or its liquidity.

New Business Plan

        As a result of our reorganization in September 2000, our business strategy is changing. Our business model focuses on acquiring technology related business including professional services firms, process software applications and delivery vehicles including application service providers. To implement this new business plan will require significant amounts of capital. We will be entirely dependent on raising additional capital through public or private offerings of our debt or equity securities. We can give no assurance that we will be able to raise any additional capital to implement the plan.

Acquisition of Media Resolutions

        On October 25, 2001, the Company announced it had signed a Letter of Intent to acquire Media Resolutions, Inc., an application service provider and provider of custom applications and content. The acquisition price consists of $300,000 cash (paid over time) and 500,000 shares of Edge common stock. The initial cash portion will be financed out of currently available funding. Closing of the transaction is conditioned upon completion of due diligence.


RESULTS OF OPERATIONS

        The results of operations of the sold One-on-One business have been presented in the statement of operations as "discontinued operations" in order to provide the reader with a meaningful understanding of the financial aspects of the remaining Company. As those operations are discontinued, a period-over-period analysis is not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s prospects are largely dependent upon the Company’s ability to successfully implement its new business plan and strategy. Although implementation of the new plan is progressing, there can be no assurance that the Company will be able to continue to fully implement its new business plan. Failure to implement its business plan would have a material adverse effect on the Company.

        The Company’s sale of the One-on-One Business will help reduce the consistent losses incurred by the business operations related to the golf product. However, the Company’s new business focus on information technology consulting services, business process software applications and application services is a new business concept for the Company and the Company cannot predict the nature and extent of demand for its services.

        Edge does not currently maintain a bank credit facility. Edge has historically financed its operations primarily through the sale of equity securities or instruments convertible into equity securities.

        Edge has entered into an Amended Loan Agreement with Catalyst Master Fund L.P., a related party, for borrowings up to $2,120,000. Under the Amended Loan Agreement, Edge can draw down amounts as Edge has needs for funds, subject to Edge being in compliance with the covenants contained in the Amended Loan Agreement. The loan bears interest at 8.0% per annum and is due March 31, 2002. Further, the loan is convertible into Edge common stock at a conversion price of $1.50 per share and is secured by a pledge of substantially all of Edge’s assets. As of November 1, 2001, Edge has approximately $700,000 available under the Amended Loan Agreement. Edge believes this facility, along with other sources of funding described below, will be adequate to fund Edge’s needs through the due date of the Catalyst Loan (March 31, 2002), although additional financing for acquisitions as part of Edge’s business plan will be necessary.

        In addition, Edge owes $219,000 of principal as of September 30, 2001 to Infinity Investors Limited ("Infinity"), a related party, as a result of loans that were not repaid in our September 2000 reorganization. These loans are due January 31, 2002.

        On May 31, 2001, Edge issued to Infinity an option to put to Edge a certain secured note of Aura Systems, Inc. totaling approximately $10 million (the "Aura Note") held by Infinity (the "Infinity Option"). Pursuant to the Infinity Option, Infinity may elect on May 31, 2002 to exercise its option to put the Aura Note to Edge in exchange for 3,333,333 shares of Edge common stock. As consideration for the Infinity Option, Infinity is obligated to pay Edge cash consideration of $1 million, consisting of $200,000 due every three months beginning May 31, 2001 through May 5, 2002. If Infinity exercises the


Infinity Option, Infinity is obligated to transfer the Aura Note and related security agreements to Edge, and pay to Edge any cash payments of the Current Principal Amount (as defined in the operative documents) received by Infinity after May 31, 2001 and prior to exercise of the Infinity Option. Edge received $200,000 and $400,000 during the three-month and nine-month periods ended September 30, 2001, respectively.

        Edge expects to meet future liquidity requirements through (i) cash reserves, (ii) receipts from the Infinity Option, (iii) utilization of its Amended Loan Agreement and (iv) collection of the management fee from PurchasePooling. The Company is currently expending cash at a rate of approximately $250,000 to $300,000 per quarter.

        During the past two years Edge has experienced declining sales and increasing operating losses resulting from the One-on-One Business. The Company’s sale of the One-on-One Business will help reduce the consistent losses incurred by the business operations related to the golf product. To implement its new business strategy, it will be necessary to secure additional financing to continue operations. There can be no assurance that any additional financing will be available on acceptable terms. Should Edge be unable to obtain additional financing, it would be unable to acquire technology companies or continue operations.

SEASONALITY

        With the sale of the One-on-One Business, Edge does not anticipate a seasonal component to its business.

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


RISK FACTORS

       Readers of this report or any of our press releases should carefully consider the following risk factors, in addition to the other information contained herein. This report and our press releases contain statements of a forward-looking nature relating to future events or the future financial performance of Edge within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby. Only risk factors that have materially changed from those contained in our Form 10-KSB for the fiscal year ended December 31, 2000 are included below, and readers are encouraged to read the following risk factors in conjunction with those in the Form 10-KSB for the fiscal year ended December 31, 2000. Readers are cautioned that such statements are only predictions and that actual events or results may differ substantially. In evaluating those statements, readers should specifically consider the various factors identified in this quarterly report, as well as our filings with the Securities and Exchange Commission, including our Form 10-KSB for the fiscal year ended December 31, 2000 including the matters set forth below, which could cause actual results to differ substantially from those indicated by those forward-looking statements.

WE HAVE EXPERIENCED SIGNIFICANT AND CONTINUING LOSSES.

        As of September 30, 2001, we had an accumulated deficit of approximately $37.8 million. For the nine months ended September 30, 2001, we recorded a net loss of $4,649,052. For each of the five years ended December 31, 2000, we have recorded an operating loss; in certain cases, a substantial operating loss. We incurred a net loss of $8,959,625 for the year ended December 31, 2000. We believe that we will continue to incur losses until we are able to generate sufficient revenues to offset the operating costs associated with implementing the revised business model.

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

WE ARE AT A RELATIVELY EARLY STAGE WITH OUR REVISED BUSINESS MODEL AND THEREFORE OUR BUSINESS AND PROSPECTS ARE DIFFICULT TO EVALUATE.

        Our corporate reorganization and related shift in our business strategy commenced in September 2000 and is ongoing. Since that time, we have been engaged principally in (1) assembling our senior management team, (2) managing our existing portfolio companies, (3) developing our revised business plan, including the sale of the One-on-One Business, and (4) attending to various capital raising activities. We do not have any meaningful operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early states of development, particularly companies participating in new and rapidly evolving markets. Some of the risks and difficulties we expect to encounter include our ability to:


*	adapt and successfully execute our revised business plan;
*	overcome the negative market stigma associated with certain over-the-counter technology companies;
*	manage and adapt to changing and expanding operations;
*	implement and improve operational, financial and management systems and processes;
*	locate, negotiate with, close and ultimately integrate additional attractive portfolio investments;
*	attract, retain and motivate qualified personnel; and
*	numerous other risks and difficulties generally experienced by early stage business models generally.

        Because of our recent reorganization and our sale of the One-on-One Business, we may have limited insight into trends and conditions that may exist or might emerge and affect our business. We cannot be certain that our revised business strategy will be successful or that we will successfully address these risks. As a result of our continuing losses, the low market price of our common stock and the delisting of our common stock from the NASDAQ SmallCap Market, we believe that it will be very difficult, if not impossible, for Edge to raise additional capital in the future. As of September 30, 2001, Edge had a total of cash and cash equivalents of $98,828. Edge is unlikely to become profitable in the reasonably foreseeable future. Accordingly, if Edge cannot raise new funds, Edge may exhaust its cash resources and be unable to continue in business.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Unchanged since originally reported in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

In order to provide our stockholders with a meaningful understanding of the Company’s future business strategy, included hereafter is the executive summary portion of the Company’s current business plan.

EDGE TECHNOLOGY GROUP, INC.

BUSINESS PLAN
EXECUTIVE SUMMARY

November 2001

Mr. Graham C. Beachum II
President, CEO and Director
Edge Technology Group, Inc.
6611 Hillcrest Avenue, Suite 223
Dallas, TX 75205-1301
214.999.2245 Telephone
214.720.1612 Facsimile


"Safe Harbor" Statement

        This plan contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management.  When used in this report the words "anticipate" "believe," "expect" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the ability to:

*	adapt and successfully execute our revised business plan;
*	overcome the negative market stigma associated with certain over-the-counter technology companies;
*	manage and adapt to changing and expanding operations;
*	implement and improve operational, financial and management systems and processes;
*	locate, negotiate with, close and ultimately integrate additional attractive portfolio investments;
*	attract, retain and motivate qualified personnel; and
*	overcome numerous other risks and difficulties generally experienced by early stage business models generally and other factors detailed in this report under "Risk Factors." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. The Company expressly undertakes no obligation to update these forward-looking statements.  Except as required by federal securities laws, Edge undertakes no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.


Business Concept

Edge Technology Group, Inc. ("Edge" or the "Enterprise") is a publicly traded company (OTC Bulletin Board: EDGE) that is currently pursuing acquisitions of several related technology companies. The acquisitions are the foundation for the Edge model, an organization that would utilize the strengths of its eight operating business units (OBUs) to offer products and services to improve utilization of business information for middle market companies, initially within the United States. The Enterprise anticipates that client organizations would benefit from integrated business process applications that are delivered on a fully outsourced basis through portal technology or, if needed, as traditional licensed products. The technology companies targeted for acquisition are those that operate within the following business sectors: (1) Information Technology (IT) consulting and integration, (2) application services and management and (3) independent software vendors (ISVs). Acquired companies would fall into the following model:

Edge Business Model (chart)

Initial development of the Edge model involves the acquisition of IT professional service firms that have existing relationships with numerous middle market clients. Subsequent acquisition rounds would target software products with common data structures (Microsoft and Oracle), and designed for the application service delivery channel. The Enterprise anticipates that synergistic relationships would be established between each of the acquired OBUs, and funding for OBU-specific projects would be provided through public and private offerings of Edge securities. It is anticipated that nearly all operations will continue within each OBU while a small corporate staff would interface with the capital markets, formulate and manage the Enterprise’s overall strategic objectives and oversee all mergers and acquisitions.

Goals and Objectives

Edge’s management team has established the following goals and objectives for the successful development and growth of the Edge model and the Enterprise:

1	Define, develop and maintain a clear focus on the middle market business customer segment;
2	Acquire an initial group of companies to build the model and to fulfill several key tactical elements of Edge’s foundation. Early acquisition targets include one or more IT professional services companies, one or more Application Service Providers (ASPs) and two or more ISVs;
3	Develop, create and grow a premier end-to-end, cross-industry business solution for middle market customers by acquiring or developing enterprise software components that include elements such as customer relationship management, enterprise resource planning (ERP), accounting and budgeting, human resources, procurement, inventory and various other business functions;
4	Successfully assemble the divergent cultures of the acquired companies into several cohesive and productive operating business units;
5	Become a leading market participant among cross-industry business software vendors;
6	Adequately capitalize each acquired company in order to meet the business objectives of the overall Edge model; and
7	Maximize value of Edge shareholders.


Management and Advisors

Edge Corporation has recently retained the services of a highly experienced management team. The team is currently working together to develop and execute the Company’s business plan and includes the following key members:

Graham C. Beachum II – President, Chief Executive Officer and Director: Mr. Beachum has been the President and Chief Executive Officer of Edge since January 2001. From January 2000 to December 2000, Mr. Beachum was a private investor. From September 1996 to January 2000, Mr. Beachum was the Chairman and Chief Executive Officer of Axtive Corporation, a maker of customer relationship management software which was sold to Remedy Corporation in 2000. From March 1991 to September 1996, Mr. Beachum was a private investor. On May 28, 1998 Mr. Beachum filed a voluntary petition under Chapter 7 of the Federal Bankruptcy Code and was discharged in September 1998 from certain tax liens arising from business interests during the time from 1991 to 1996 in which he was primarily a private investor. From 1988 to 1991, Mr. Beachum was an executive officer of or consultant to personal computer start-up companies such as Wang Microsystems, Northgate Computers, Gateway 2000 and Digital Equipment. From 1985 to 1988, Mr. Beachum was Executive Vice President of Sales and Operations for PC's Limited and its successor Dell Computer Systems. From 1984 to 1985, Mr. Beachum was the Vice President and General Manager of the Business Products Division of Tandy Corporation. From 1968 to 1984, Mr. Beachum held a variety of positions with International Business Machines Corporation including his final position as Director of Worldwide Sales and Marketing for the personal computer division of IBM.

David N. Pilotte – Executive Vice President and Chief Financial Officer. Mr. Pilotte’s business and consulting career spans more than 20 years of successful financial management. From 1984 to 1992, Mr. Pilotte held senior audit positions with Arthur Andersen & Company and Rockwell International. From 1992 to 1996, Mr. Pilotte had Treasurer responsibilities for Baldor Electric Company. From 1997 to 1998 he served as Corporate Controller for Cyrix, and from 1998 to 2000 was Vice President and Corporate Controller of American Pad & Paper Company. In 1996, Mr. Pilotte founded a successful consulting practice assisting small and middle-market companies to raise private financing and effect financial and operational restructurings. Throughout his career, Mr. Pilotte has had extensive experience working with public companies and has played key roles in M&A transactions, both public and private. Mr. Pilotte holds a BS in Finance from the University of Florida, an MBA with concentrations in Accounting and Management from the University of Houston and earned the accreditation of Certified Public Accountant in Texas.

G.C. "Scooter" Beachum III –Vice President and General Manager: Mr. Beachum began his career as the founder of "StreetSmart," a technology product and pricing report that provided competitive intelligence to Dell Computer Corporation, IBM Corporation, Digital Equipment Corporation and other personal computer companies. In 1993 he sold his first entrepreneurial venture and founded Axtive Software Corporation, which developed the "ART" and "e.Monogram" software titles before its sale to Remedy Corporation in 2000. ART is an embedded customer relationship solution that captures customer registration data and initiates ongoing licensing, marketing and service relationships for client organizations, including IBM and Lotus Development. e.Monogram is an E-business personalization application for business-to-business enterprises. Mr. Beachum earned a BS in


MIS and a BS in Marketing from Southern Methodist University and a MBA from the McLaren Business School at the University of San Francisco.

Industry Overview

IT professional services sector is currently experiencing a period of significant change which may create immense opportunity for proactive entrepreneurial companies. After experiencing a multi-year period of record-setting sales, the sector is currently projected to continue growing, but at a slower pace. Many participants were not prepared for decelerating growth and a changing environment. In addition, the financial markets have reacted by demanding near-term profitability, forcing major corrections in the valuations of technology companies and providing limited access to private venture capital and public market financing.

Edge plans to specifically serve the needs of middle market businesses, initially within the United Sates. Middle market companies are defined as those that generate between $10 million and $2 billion in annual revenue and typically employ between 100 and 10,000 persons. As of 1997, of the 3 million middle market companies in the United States, there were approximately 150,000 companies that Edge would target. The removal of industries such as agriculture account for the reduction to 150,000 companies.

Segment Information (chart)

Information Technology Professional Services are estimated to generate $300 billion of global revenues(1), of which Edge management estimates that U.S. middle market companies consume $62 billion. Such services consist of implementation, integration and development of custom technology applications. International Data Corporation (IDC) projects a 12% annual growth rate through 2005(2). Some industry forecasters such as Gartner Dataquest use a broader definition of "IT services" to account for $670 billion of 2000 revenue from 15,000 competitors. This is a highly fragmented market with industry leader IBM Global Services controlling less than 5%, the ten largest market participants controlling less than 20%, the top 400 global corporations controlling less than 50% and over 14,600 small to medium sized firms controlling the remaining 50+% market share(3). Edge has retained an outside consulting firm to conduct independent interviews, and a mid-level executive at one potential competitor commented that, "the middle market buys through local IT service organizations that they know and trust; they do not use Big Five consulting firms."(4) Thus, thousands of medium sized market participants are both the Enterprise’s potential competitors and acquisition targets.

Application Service Providers (ASPs) are a relatively new type of business that deploy, host and manage access to software applications for multiple parties from a centrally managed facility. Mercer Management Consulting counted over 500 ASPs that quickly emerged by the end of 2000,(5) although several early business models are already experiencing a shakeout. Gartner Dataquest recently reduced its global market size estimate to $12 billion by 2004 (less than half of its earlier $25 billion estimate), which continues to represent respectable growth from the industry’s $1.4 billion of U.S. revenue in
_______________________

1)	Consulting Reincarnation, Chief Executive Magazine, June 2001.
(2)	Can Compaq Escape from Hardware Hell?, Business Week, July 9, 2001.
(3)	Gartner Dataquest Says IT Services Market Remained Fragmented in 2000, press release, August 20, 2001.
(4)	Edge competitor interviews, Marek Thompson Advisors, LLC, August 14, 2001.
(5)	Application Service Providers: Where are the real profit zones?, Mercer Management Consulting, 2001.


2000.(6)artner also projects industry consolidation that will result in approximately 20 enterprise-class and 100 single-function ASPs by 2004.(7) Edge intends to participate in this consolidation trend by acquiring profitable ASPs. The acquired ASPs are intended to merge into a single OBU, enhanced with proprietary software applications (acquired separately), and integrated to work seamlessly with ubiquitous database technologies from Microsoft and Oracle. The Enterprise anticipates that its IT professional services OBU would implement, integrate and customize the combined software and service package.

Independent Software Vendors (ISVs) develop, publish and support specific software applications and suites of applications. IDC projects that the global software market is growing at an average annual growth rate (AAGR) of 14.5%, from under $140 billion in 1998 to over $270 billion by 2003. In a recent update, Merrill Lynch projected that the market had rapidly grown to $190 billion by 2000, yet Merrill still anticipates more moderate growth over the next two years.(8)Dunn and Bradstreet estimates that 25,641 ISVs compete within the U.S. market (SIC 7372--prepackaged software), including a total of approximately 3,700 ISVs that generate greater than $1 million of annual revenue and approximately 1,100 ISVs that generate greater than $10 million of annual revenue.(9) Edge intends to acquire ISVs or individual software applications and to integrate these applications into its ASP offering. Management envisions that acquired ISVs would fit into Edge’s application framework consisting of Internet services, collaboration services, eBusiness applications, business operations, business intelligence and content/knowledge management.

Acquisition Strategy

Initial acquisitions are intended to provide the Enterprise with its core infrastructure, initialize the Enterprise’s primary revenue streams, bring value to future merger and acquisition targets and provide an environment where organic growth can be guided towards the Edge model. The first group of acquisitions has reached advanced negotiations. These companies, along with other early acquisition targets, would create the foundation for each of the Edge OBUs. The long-term targeted revenue mix for the Enterprise is planned to be 40%-50% for products and delivery and 50%-60% for IT professional services.

Business Development Strategy (chart)

Management has developed both short and long-term plans for the acquisition, integration and development of the Edge framework. The acquisition strategy includes tasks that fit within four broad areas: business, product, growth and consolidation.

Business. During late 2001 and early 2002, the "launch" acquisitions or mergers are planned to take place. Thereafter, the Enterprise plans to make approximately two or three new acquisitions every quarter while continuing to increase revenue and EBITDA organically. Future acquisitions are anticipated to complete the business platform for Edge’s proposed group of eight OBUs while increasing revenue and profitability.

__________________

(6)	New World Order, Interactive Week, June 25, 2001.
(7)	When ASPs Go Sour, eWEEK, April 29, 2001.
(8)	Merrill Lynch Software. Global: The Hard News on Software, February 22, 2001.
(9)	Industry Report: Prepackaged Software, Zapdata.com / Dunn & Bradstreet, 2001.


Product. Acquired software products are intended to integrate into the Edge model including migration to the common Oracle/Microsoft data structure framework and modification application service delivery channel. New applications are planned to be deployed in relationship to Edge’s product roadmap and continuing acquisitions.

Growth. Organic growth is planned as new versions of existing applications are developed and deployed. The Enterprise also plans to acquire additional functionality and industry specificity to integrate into existing products.

Consolidation. Consolidation of operational functions is intended to occur once companies have successfully migrated to the Edge model, and minimal risk exists of disrupting normal business operations. Because the source of Edge’s customer base will be the current customers of the acquired company, Edge runs the risk of spoiling an acquisition by requiring consolidation too quickly. It is anticipated that opportunities will eventually exist for the consolidation of sales strategies, service offerings, customer service, employee operations and other services. This final stage is intended to occur when each of the OBUs is generating self-sufficient revenues and earnings and is being managed by profit and loss. Executing this tactic too soon would create a lack of focus and would potentially allow for OBUs’ to be hindered by the lack of a dedicated resource base. Consolidation is anticipated to further enable Edge to offer complete, deployable, consolidated data structured suites of business process applications, products and services across all OBUs and thereby meet the needs of middle market companies.

Current owners and managers of the acquisition targets stand to realize several potential benefits through a business combination with Edge, including improved access to growth capital, accelerated sales and profit growth, access to broader markets for existing products and enhanced shareholder value as part of a publicly traded company. As a general rule, Edge plans to systematically value acquisition targets at conservative multiples of EBITDA and / or revenue, with a transaction structure of 20% cash and 80% stock. Initial acquisitions are likely to be valued at the higher end of the above value range to recognize partner organizations that make an early contribution to the Edge model. Later acquisitions are expected to be valued at the lower end of the above range which is more consistent with recent industry comparable valuations.

Organizational Overview

Organizational Overview

A small corporate management team plans to create, manage and control the overall product roadmap for the Enterprise’s end-to-end business process applications. Functional teams would oversee traditional corporate functions including acquisition management/integration, corporate finance, corporate accounting/control and investor relations.

Edge Corporate (org chart)

Edge plans to grow primarily through targeted acquisitions in each of the eight OBU product or service areas. Each OBU will align its business goals and operations with the overall goals of Edge, yet


will retain a completely autonomous management team to oversee all OBU-level product development, support, sales, marketing, operations and accounting activities. General management will include Finance, Administrative and Human Resources. Product Development includes product strategy, architecture and application-planning. Customer Service and Support will include value and quality management. Sales and Marketing will pertain to brand, deliverables and quota creation and management. Product management will include product, programs and promotion.

Operating Business Unit (org chart)

Edge, formerly known as Visual Edge Systems Inc., was incorporated in Delaware in 1994. The Enterprise changed its name to Edge Technology Group, Inc. in September 2000, hired key members of the current management team during the first half of 2001 and is implementing an entirely new business plan (as described herein). Further historical information about the Enterprise may be obtained by reviewing documents accessible through the U.S. Securities and Exchange Commission’s Edgar database (www.sec.gov).


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

(1) Edge filed a Form 8-K on September 24, 2001, announcing the closing of the previously announced sale of assets related to its One-on-One Business to Visual Edge, Inc. ("Visual Edge") under an Asset Purchase and Assignment and Assumption Agreement dated as of July 24, 2001.


SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edge Technology Group Inc.

By: /s/ David N. Pilotte ---------------------------------------------
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 19, 2001