Form 10KSB
period 2001-12-31
EDGE TECHNOLOGY GROUP INC
filed 2002-04-17
CIK 1015172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001

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


                  6611 HILLCREST AVENUE, #223 DALLAS, TX 75205
               (Address of principal executive offices)    (Zip Code)

                                 (214) 999-2245
                         (Registrant's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
         REDEEMABLE WARRANTS, EACH TO PURCHASE ONE SHARE OF COMMON STOCK
                                (Title of Class)

Check mark whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenue for its most recent fiscal year from continuing operations was approximately $8,700.

The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates as of April 12, 2002, based on the average bid and asked price of the common stock was $2,636,093.

As of April 12, 2002, there were 17,385,776 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

                             "Safe Harbor" Statement

         This document contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of Edge Technology Group ("Company") management as well as assumptions made by and information currently available to the Company's management. When used in this report the words "anticipate" "believe," "expect" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the ability to:

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

GENERAL

Edge Technology Group, Inc., formerly known as Visual Edge Systems Inc., was incorporated in Delaware in July 1994 and commenced operations in January 1995. We changed the name of our company in September 2000 to Edge Technology Group, Inc. to better reflect our current business operations and business strategy.

Edge Technology Group, Inc. ("Edge" or "Company") is a publicly traded company (OTC Bulletin Board: "EDGE"). We are in the early stage of revamping our business model beyond our historical golf training technology products. Our new business model is to acquire software related technology companies that deliver software products and related information technology services to middle market companies. We intend to offer products and services that improve the utilization of business information for middle market companies, initially within the United States. We expect that client organizations will benefit from integrated business process applications that are delivered on a fully outsourced basis through portal technology or, if needed, as traditional licensed products. Our acquisitions will target companies with existing strategic relationships with Oracle, IBM or Microsoft that will additionally allow us to take advantage of partnership opportunities available only to select parties. The technology companies targeted for acquisition are those that operate within the following business sectors and operating business units ("OBU"): (1) information technology ("IT") consulting and integration services, (2) business application software comprised of six product groups and (3) application services and management. These sectors will comprise the Edge business model:

                               Edge Business Model

                                    [DIAGRAM]

Initial development of our business model involves the acquisition of IT consulting and integration services firms that have existing relationships with numerous middle market clients. Subsequent acquisitions are expected to target software products with common data structures (such as Oracle, IBM and Microsoft), designed for the application service delivery channel. We expect that some synergistic relationships will develop between the acquired companies, and that funding for OBU-specific projects will be provided through public and private offerings of Edge securities. Nearly all operations are expected to continue within each OBU while a small corporate staff will interface with the capital markets, formulate and manage our overall strategic objectives and oversee all mergers and acquisitions.

Prior to our current emphasis on IT consulting services, software applications and application services, the business consisted primarily of developing, marketing and selling personalized videotape golf lessons featuring One-on-One golf video instruction ("One-on-One") by leading professional golfer Greg Norman, sold under the name "One-on-One with Greg Norman." We developed video production technology that digitally combined actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce a One-on-One golf lesson. The assets of the One-on-One business were sold to members of its prior management in September 2001.

BUSINESS STRATEGY

Our business strategy is to bring together complementary software related companies to offer our clients a complete end-to-end solution for their software needs. Our targeted customers are an estimated 150,000 middle-market companies in the U.S. with software and consulting needs. We will initially focus primarily on the U.S. market.

PRODUCT AND SERVICE OFFERINGS

Information Technology Consulting and Integration Services ("IT Services")

The IT Services sector is currently experiencing a period of significant change, which may create immense opportunity for proactive entrepreneurial companies. After experiencing a multi-year period of record-setting sales, the sector is currently projected to continue growing, but at a slower pace. Many participants were not prepared for decelerating growth and a changing environment. In addition, the financial markets have reacted by demanding near-term profitability, forcing major corrections in the valuations of technology companies and providing limited access to private venture capital and public market financing.

We plan to specifically serve the needs of middle market businesses, initially within the United Sates. Middle market companies are defined as those that generate between $10 million and $2 billion in annual revenue and typically employ between 100 and 10,000 persons. Of the 3 million middle market companies in the United States (1997 data), there were approximately 150,000 companies that we would target.

IT Services are estimated to generate $300 billion of global revenues,/1/ of which our management estimates that U.S. middle market companies consume $62 billion. Such services consist of implementation, integration and development of custom technology applications. International Data Corporation ("IDC") projects a 12% annual growth rate through 2005./2/ Some industry forecasters such as Gartner Dataquest use a broader definition of "IT services" to account for $670 billion of 2000 revenue from an estimated 15,000 competitors. This is a highly fragmented market with industry leader IBM Global Services controlling less than 5%, the ten largest market participants controlling less than 20%, the top 400 global corporations controlling less than 50% and over 14,000 small to medium sized firms controlling the remaining 50+% market share./3/ We retained an outside consulting firm to conduct independent market interviews. A mid-level executive at one potential competitor commented that, "the middle market buys through local IT service organizations that they know and trust; they do not use Big Five consulting firms."/4/ Thus, thousands of medium sized market participants are both our potential competitors and acquisition targets.

Business Application Software ("BAS")

Business Application Software providers develop, publish and support specific software applications and suites of applications. IDC projects that the global software market is growing at an average annual growth rate (AAGR) of 14.5%, from under $140 billion in 1998 to over $270 billion by 2003. In a recent update, Merrill

--------------
1    Consulting Reincarnation, Chief Executive Magazine, June 2001.
2    "Can Compaq Escape from Hardware Hell?," Business Week, July 9, 2001.
3 Gartner Dataquest Says IT Services Market Remained Fragmented in 2000, press release, August 20, 2001.
4    Edge competitor interviews, Marek Thompson Advisors, LLC, August 14, 2001.

Lynch projected that the market had rapidly grown to $190 billion by 2000, yet Merrill still anticipates more moderate growth over the next two years./5/ Dunn and Bradstreet estimates that more than 25,000 independent software vendors ("ISVs") compete within the U.S. market (SIC 7372--prepackaged software), including a total of approximately 3,700 ISVs that generate greater than $1 million of annual revenue and approximately 1,100 BAS providers that generate greater than $10 million of annual revenue./6/ We intend to acquire BAS providers or individual software applications and to integrate these applications into our application and service management offering. Our management envisions that acquired BAS products would fit into our application framework consisting of Internet Services, Collaboration Applications, Business Operations Applications, eBusiness Applications, Business Intelligence Applications and Content/Knowledge Management Applications.

..    Internet Services provide general portals tools like a directory of web
     -----------------
     sites, an engine to search the Internet for information by a word or phrase, news, email, stock quotes and a community forum.

..    Collaboration Applications provide feature-rich e-mail and other types of
     --------------------------
     messaging for internal and external communication. These solutions also support workgroup and project team collaboration and document sharing, business process automation and workflow applications.

..    Business Operation Applications provide enterprise application software for
     -------------------------------
     back office business operations along with a range of industry-specific solutions.

..    eBusiness Applications offer a variety of e-commerce solutions to help
     ----------------------
     businesses create and maintain a successful electronic commerce presence on the Web.

..    Business Intelligence Applications are data mining tools that perform
     ----------------------------------
     analytics and segmentation on massive amounts of data in a timely fashion. Used in conjunction with the data warehousing and reporting tools, data mining tools allow business analyst to import and manage data for detailed analysis.

..    Content and Knowledge Management Applications provide robust and efficient
     ---------------------------------------------
     management of media assets with the ability to associate content object with products, rules, promotions or other content objects. Business users have total control over their available data.

Application Services and Management

Application Service Providers ("ASPs") are a relatively new type of business that deploy, host and manage access to software applications for multiple parties from a centrally managed facility. Mercer Management Consulting counted over 500 ASPs that quickly emerged by the end of 2000,/7/ although several early business models are already experiencing a shakeout. Gartner Dataquest recently reduced its global market size estimate to $12 billion by 2004 (less than half of its earlier $25 billion estimate), which continues to represent respectable growth from the industry's $1.4 billion of U.S. revenue in 2000./8/ Gartner also projects industry consolidation that will result in approximately 20 enterprise-class and 100 single-function ASPs by 2004./9/ We intend to participate in this consolidation trend by acquiring profitable ASPs. The acquired ASPs are intended to merge into a single OBU, enhanced with proprietary software applications (acquired separately), and integrated to work seamlessly with ubiquitous database technologies from Microsoft and Oracle. We anticipate that our IT Services OBU would implement, integrate and customize the combined software and service package.

-------------------
5    Merrill Lynch Software. Global: The Hard News on Software, February 22,
     2001.
6    Industry Report: Prepackaged Software, Zapdata.com / Dunn & Bradstreet,
     2001.
7 "Application Service Providers: Where are the real profit zones?," Mercer Management Consulting, 2001.
8    New World Order, Interactive Week, June 25, 2001.
9    "When ASPs Go Sour," eWEEK, April 29, 2001.

MARKETING AND DISTRIBUTION

We intend, through our acquired companies, to market our IT Consulting and Integration Services, Business Software Applications and Application Services and Management outsourcing to middle market businesses. We generally define middle market businesses to include businesses with gross revenues ranging from $10 million to $2 billion and between 100 and 10,000 employees.

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

We believe this model will enable middle market companies to access integrated business process applications that can be delivered on a fully outsourced basis through portal technology or, if needed, delivered as a traditional licensed product. This entails the integration, deployment and hosting, ongoing management and network access to remotely hosted business process applications like e-commerce, accounting, scheduling and messaging. We intend to provide products and services to the middle market customers that trade the difficulties of purchasing software, managing software implementation risk, staffing an internal information technology department and suffering from unpredictable budgets in return for a single interface, a interoperable data structure, access to applications that complete the end-to-end solution for business processes and a selection of pricing structures.

We believe that it will be necessary for the success of our business plans to have multiple sales models for generating revenue. We intend to use the two basic sales models in the industry, software application sales and service sales.

Software application sales models that we intend to deploy are:

..    License - one-time fee charged to a customer for a software application which they install and operate on their equipment;
..    Maintenance - annual fee charged to a customer for software upgrades for licensed products;
..    Royalty - one-time fee charged to a reseller for each product sold to an end customer; and
..    Subscription service - fees charged to a customer to use a software application, which may be accessed on a contracted time, per user or per transaction basis.

Service sales models that we intend to use are:

..    Project Based Contracts - fixed-fee contracts for implementation and deployment of application offerings and training;
..    Support Contracts - fees charged for online, phone or on-site support of applications and implementations which may be for a contracted duration or accessed per call; and
..    Development fees - hourly fees charged for writing new software code for applications and implementations.

COMPETITION

Our IT Consulting and Integration Services, Business Application Software and Application Services and Management businesses are likely to face competition from four primary categories of businesses: Application

Service Providers, Independent Software Vendors (ISVs), Information Technology Consultants and Technology Incubators.

Application Service Providers include companies whose core competency is delivering applications over the Internet using a portal interface. These companies have invested heavily in their infrastructure and focus on providing a high level of customer service, reliability and in-house integration expertise. ASPs generally seek to limit customization in order to reduce cost and risks. ASPs generally license their software portfolios from multiple vendors to provide applications for their customers.

ISVs are software applications developers that traditionally sell customized software solutions to large corporations with large-scale information technology infrastructures. Leaders like Microsoft, Oracle, JD Edwards and PeopleSoft are highly focused on the market and are adding hosted solutions to their existing software offerings. Smaller companies such as webMethods and Go2Net have built their products to be delivered on the new delivery model.

Today these players offer software for sale, usually with extensive implementation and customization work required. Most are introducing license rental and ASP services. They are also working to deliver template-based implementations which would make the integration process more of a commodity and therefore make them legitimate competitors in the ASP market.

Information technology consultants, including large system integrators, Internet professional services firms and consultants are currently largely separate from ASPs. As the ASP market broadens and begins to compete with the traditional information technology services industry, these companies will likely adjust their business models from pure consulting to include ongoing maintenance and support. Our likely competitors in this industry area include Internet service firms such as Viant and Razorfish and technology consulting firms and integrators such as Accenture, MarchFirst and the in-house information technology departments of current and potential clients.

Technology holding companies or "incubators" that have multiple business-to-business portfolios companies are beginning to structure as a collection of wholly owned subsidiaries under a single delivery mechanism to the customer. Technology incubators that might compete with us are those that have made minority investments into a variety of businesses and are now acquiring or otherwise combining their formerly minority owned subsidiaries into a single customer contact.

Within the technology holding companies, the associated companies are supported with a comprehensive array of infrastructure services, including Web hosting and design, systems integration, information technology management and marketing and public relations. These services are designed to allow each of the associated companies to focus on its core competencies and accelerate the time-to-market of its products and services.

Our competitors generally have financial resources superior to ours, and, as a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sales of their products and services.

There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition, operating results and liquidity.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

Included with the sale of the One-on-One assets was our patent from the United States Patent and Trademark Office covering certain aspects of our digital video editing and videotape production process. We currently have no patents or trademarks.

FINANCING TRANSACTIONS

For the past several years, we have sought financing through private sources. In general, we raised capital through a combination of debt and equity issuances to private investor groups. All the financing transactions described below were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of such act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions.

Infinity Financing and Conversion

On June 13, 1997, we arranged a three-year $7.5 million debt and convertible equity facility (the "Infinity Financing") with a group of investment funds led by Infinity Investors Limited ("Infinity"), a related party, which resulted in net proceeds to us of approximately $7.2 million. Under the Securities Purchase Agreement dated June 13, 1997, including the amendments that have since been made to this agreement, we issued to the investment funds 1,039,388 shares of our Common Stock, 6,000 shares of Series A-2 Convertible Preferred Stock with a liquidation preference of $1,000 per share and 8.25% Convertible Notes in the original principal amount of $1.5 million.

Under the terms of the investment agreements, the investment funds were granted the right to convert their Series A-2 Convertible Preferred Stock and Convertible Notes into additional shares of our Common Stock, subject to our right to prepay or redeem any of those convertible instruments at any time. Because our Common Stock was delisted from the Nasdaq SmallCap Market, an Event of Default existed under the Infinity Financing. As a result, the investment funds attained the rights to convert each share of Series A-2 Convertible Preferred Stock into a number of shares of Common Stock based on a formula using a percentage of the market price of the Common Stock. On August 30, 1999, one of the investment funds delivered a notice to us to convert 1,627 of its 4,400 shares of our Series A-2 Convertible Preferred Stock into 2,398,714 shares of our Common Stock. The conversion was disputed, and litigation ensued in the Delaware Court of Chancery. In January 2000, the court dismissed the action stating that the claim relating to the conversion was moot because parties to the dispute had resigned from their positions with Edge.

In addition, because of the existence of an Event of Default under the Infinity Financing, the investment funds also attained the rights to convert the Convertible Notes into Common Stock based on the same formula used to convert the Series A-2 Convertible Preferred Stock into shares of Common Stock during an Event of Default. Dividends on the Series A-2 Convertible Preferred Stock began accruing on January 1, 2000, at the rate of 8.25% annually and were payable quarterly in cash or in shares of Common Stock. We paid no dividends on the Series A-2 Convertible Preferred Stock. The Convertible Notes matured in June 2000 and interest on the notes was due in cash. The Convertible Notes were secured by all of our significant assets.

In June 2000, we recognized Infinity's conversion of 1,627 shares of its Series A-2 Convertible Preferred Stock into 2,398,714 shares of Edge's Common Stock and approved the issuance of those shares of Common Stock to Infinity as a result of such conversion.

As part of the reorganization of Edge effective September 1, 2000, Infinity, Glacier Capital Limited and Summit Capital Limited, which were the holders of the Convertible Notes and shares of Series A-2 Convertible Preferred Stock issued by Edge, converted all their convertible securities and accrued interest and dividends based on a formula of one (1) share of Common Stock for each $1.00 of principal and interest outstanding under the convertible notes and for each $1.00 of liquidation amount of the Series A-2 Convertible Preferred Stock and of unpaid dividends. The number of shares of Common Stock issued upon this conversion was 6,689,165. As a result of these actions, as of September 2000, , Edge had no shares of preferred stock outstanding and no outstanding convertible notes and was no longer in default under the documents governing the convertible notes and the Series A-2 Convertible Preferred Stock. In connection with these actions, we recognized a conversion loss and a provision for preferred stock dividends on the conversion of debt and preferred stock of $4,796,403 in 2000.

2000 Infinity Loans

During 2000, Infinity, a related party, made certain loans to us for working capital purposes. These loans totaled approximately $219,000 and bear interest at a rate equal to 8.5% per annum. As part of the reorganization of Edge effective September 1, 2000, Infinity became entitled to the repayment of these loans. The loan agreement was renegotiated in April 2001 and again in January 2002 to extend the due date to March 31, 2002. As of December 31, 2001, there was $219,000 in principal outstanding.

Upon maturity, as of April 1, 2002, Infinity elected to convert the outstanding principal and interest totaling $258,464 into $.01 par value Common Stock at $.65 per share resulting in 397,637 shares issued by us. We claimed an exemption for this issuance under section 4(2) of the Securities Act of 1933.

September 2000 Equity Issuance

In September 2000, we issued to private accredited investors an aggregate of 1,458,667 shares of our Common Stock for an aggregate purchase price of $2,187,999 pursuant to Rule 506, Regulation D of the Securities Act of 1933. In April 2000, we also issued warrants to private accredited investors to purchase 729,333 shares of Common Stock at an exercise of $3.00 per share pursuant to Rule 506, Regulation D of the Securities Act of 1933. Effective September 1, 2000, we acquired from PurchasePooling, a related party, 9,593,824 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 2,644,841 shares of Edge Common Stock. In 2000, we entered into an agreement to acquire from Odyssey Ventures Online Holdings S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 268,789 shares of Edge Common Stock. In April 2001, the agreement was finalized and the shares of Common Stock were issued. Our President and CEO is also the interim President of PurchasePooling. No underwriting discounts were paid in connection with any of the above sales. We paid approximately $6,000 in commissions in connection with the above sales. For all of the above sales, we claimed an exemption from registration under Section 4(2) of the Securities Act of 1933.

Catalyst Loan

On December 13, 2000, we entered into a loan agreement with Catalyst Master Fund, L.P. ("Catalyst"), a related party, to borrow $620,000 (the "Catalyst Loan"). The Catalyst Loan was originally due on June 30, 2001, and bears interest at a rate equal to eight percent (8%) per annum. We used the proceeds of the Catalyst Loan to purchase 2,214,285 shares of Series C Convertible Preferred Stock of PurchasePooling. Catalyst Master Fund L.P. is a stockholder of ours and certain of our directors are officers of an entity that manages Catalyst Master Fund L.P.

The Catalyst Loan was convertible at the option of the holder into Edge Common Stock at a conversion price of $1.50 per share. The Catalyst Loan was also secured by a pledge of substantially all of our assets. Effective April 16, 2001, we entered into an amended loan agreement with Catalyst that increased the borrowings available under the original loan agreement from $620,000 to a total of $2,120,000. Under the amended loan agreement, we could draw down amounts under the loan agreement as we have a need for funds, subject to our being in compliance with the covenants contained in that loan agreement. The amended loan agreement bears interest at eight percent (8%) per annum and was due March 31, 2002. The additional amount available under the amended loan agreement is also convertible into Edge Common Stock at a conversion price of $1.50 per share and was secured by a pledge of substantially all of our assets. On December 31, 2000 and 2001, the principal balance outstanding on the Catalyst Loan was $620,000 and $1,420,000, respectively.

On December 28, 2001, Catalyst Master Fund, L. P. assigned the Catalyst Loan, and its rights thereunder, to Sandera Partners, L. P. ("Sandera") as part of a redemption of Sandera's limited partnership interest in Catalyst. Certain of our directors are officers of an entity that manages Sandera.

Subsequent to December 31, 2001, as part of the April 2002 Series A Convertible Preferred Stock financing described below, Sandera converted all outstanding principal and interest due on the loan (total of $1,530,124) and contributed an additional amount of approximately $470,000 in cash in exchange for 2,000 shares of Series A Convertible Preferred Stock.

SUBSEQUENT EVENTS

April 2002 Series A Convertible Preferred Stock

On April 1, 2002, we issued 4,200 shares of Series A Convertible Preferred Stock ("Series A Preferred") at $1,000 per share providing proceeds to us of $2,669,876, calculated as $4,200,000 less $1,530,124 of the pre-existing Sandera debt converted to Series A Preferred. The Series A Preferred shares carry an 8% cumulative dividend and are convertible at the option of the holder into shares of $.01 par value Common Stock of Edge any time after one year at an initial conversion price of $.75 per share. The preferred shares have voting rights pari pasu with the Common Stock and as a separate class on certain matters. The shares also have an antidilution provision whereby the price and number of shares issuable upon conversion adjusts for stock splits, stock dividends and future share issuances below the conversion price of the Series A Preferred. The Series A Preferred have demand registration rights after one year following closing of the financing transaction and the right to elect one member to our Board of Directors.

In connection with the issuance of Series A Preferred, each purchaser received warrants entitling the holder to purchase 20 shares of Edge's $.01 par value Common Stock for each 100 shares of Common Stock the holder is entitled to receive upon conversion. The warrants entitle the holder to purchase common shares at the price of $1.15 per share. The warrants become exercisable on the second anniversary of the issuance of the Series A Preferred and, unless exercised earlier, will expire on the fourth anniversary of the issuance. We issued warrants exercisable for a total of 1,119,998 shares of Common Stock in the offering. We paid no commissions in connection with issuance of Series A Preferred, and claimed an exemption from registration under Section 4(2) of the Securities Act of 1933.

Acquisition of Media Resolutions, Inc.

On April 11, 2002, we closed the previously announced acquisition of Media Resolutions, Inc., an ASP and website hosting company located in Dallas, Texas. We paid $330,000 in cash and 500,000 restricted shares of our Common Stock in exchange for all the outstanding shares of Media Resolutions. The acquisition will be accounted for using the purchase method of accounting. As such, the assets and liabilities of Media Resolutions will be recorded at their estimated fair value and the results of operations will be included in our consolidated result of operations from the date of acquisition. Media Resolutions has four employees and generated revenues of approximately $283,000 and a net loss of approximately $9,800 in 2001. We will use Media Resolutions to develop and host websites and deliver the proprietary software products we intend to acquire as we further implement our business plan.

Media Resolutions was established in February 1999, and specializes in application hosting while also providing an array of other products and services including: HTML and Cold Fusion website development, graphic design, streaming video and custom scripting. Media Resolutions operates from a co-location site maintained by Allegiance Telecom, Inc. in Dallas, Texas under a short-term master service agreement.

Media Resolutions is an important component of our business model. Using Media Resolutions, we plan to host both our own proprietary software, once acquired, as well as our partners' software. This will provide us with greater control over the security, cost and feasibility of providing solutions to middle market customers. It will also allow us to form tighter relationships with our technology partners, as we will be able to offer services that other software partners cannot. Additionally, Media Resolutions has developed several products for its customer base that we expect to be able to turn into products offered within the Business Application Software product group.

Competitors of Media Resolutions include the hundreds of similarly situated privately owned ASP's located throughout the North Texas region. Marketing of Media Resolution's services is accomplished primarily through referral from its more than 500 established customers. In 2001, 88% of revenues were derived from hosting services provided on a month-to-month basis.

Media Resolutions has no long-term non-cancelable leases and no debt.

Acquisition of The Visionary Group, Inc.

On April 8, 2002, we acquired The Visionary Group, Inc., a professional services firm providing IT consulting services related to Oracle applications software. Headquartered in Dallas, Texas, The Visionary Group has operations in Dallas and Austin, Texas. We paid $910,000 in cash and paid approximately $70,000 of existing debt in exchange for all the outstanding shares of The Visionary Group. The acquisition will be accounted for using the purchase method of accounting. As such, the assets and liabilities of The Visionary Group will be recorded at their estimated fair value and the results of operations will be included in our consolidated result of operations from the date of acquisition. The Visionary Group has 14 employees and generated revenues of $3.4 million and break even net income in 2001. We intend to expand the operations of The Visionary Group through the introduction of the proprietary software products we intend to acquire as we further implement our business plan.

Founded in March 1997, The Visionary Group is an e-Business consulting and integration services firm that specializes in implementing, customizing, upgrading and supporting the Oracle suite of business applications. The Visionary Group provides a full line of application development, system upgrades and integration of Oracle products. With a strong focus and understanding of middle market companies and client satisfaction and loyalty, The Visionary Group is able to provide its clients with a wide range of business solutions, products and services.

The Visionary Group's IT consulting and integration services practice consists of Project Management, Full life-cycle development utilizing a broad range of Oracle's development tools, as well as Functional and Technical consulting for the Oracle CRM, Manufacturing and Financial applications. Additionally, The Visionary Group's consultants are recognized for their senior-level consulting expertise and knowledge. Further, The Visionary Group has developed PRISM (Planning Resource Implementing Solutions Methodology), a proprietary business methodology to aid in the understanding of each client's e-business strategy and to systematically perform packaged solution implementations. This technology provides a proven formula to help companies in accelerating the installation, integration, ramp-up and application of Oracle solutions.

The Visionary Group's reputation in the business community, extensive Oracle partnerships and strong consulting experience makes it an excellent cornerstone for our IT Services business unit. The Visionary Group's focus on middle market companies aided by their proprietary PRISM business methodology further differentiates it as a leading Oracle business solution provider.

Competitors of The Visionary Group include the dozen or so similarly situated privately owned IT professional service firms located primarily throughout the North Texas region. Marketing of The Visionary Group's services is accomplished through an in-house sales staff of two and referral from its more than 50 established customers. Revenues are derived from providing IT Services on a project basis, and in 2001, approximately 15% of revenues were from repeat clients.

The Visionary Group operates from an office in Dallas of 1,985 square feet under a lease through March 2006.

Infinity Option

On May 31, 2001, we sold to Infinity an option in return for the payment of $1.0 million payable in five payments of $200,000 each commencing on May 31, 2001 ("Infinity Option"). Pursuant to the Infinity Option, Infinity could elect on May 31, 2002, to exercise its option by assigning its interest in a note receivable of $10.0 million in exchange for 3,333,333 shares of Edge Common Stock. We received $600,000 during 2001 which was recorded as paid in capital.

In March 2002, Infinity and Edge mutually agreed to terminate the option.

CHANGES IN MANAGEMENT

Thomas Peters, then President of Edge, was appointed to the additional office of Chief Executive Officer on July 12, 2000. On September 5, 2000, Mr. Peters became Executive Vice President then became a Vice President on January 23, 2001. In July 2001, Mr. Peters resigned as Vice President and entered into a separation agreement with us whereby we would pay him approximately $45,000 and grant him 75,000 warrants, exercise price of $1.50, in exchange for forgiveness of amounts due him and cancellation of all previously issued options. At April 12, 2002, we were in default on the separation agreement, but Mr. Peters had taken no action associated with the default.

As part of our reorganization, on September 5, 2000, we entered into an employment agreement with Pierre Koshakji. Mr. Koshakji initially served as Edge's President from September 5, 2000, until January 23, 2001, when he began serving as Vice President. Mr. Koshakji resigned as Vice President in September 2001.

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

On January 23, 2001, we entered into an employment agreement effective January 2, 2001, with Graham C. Beachum II for Mr. Beachum to serve as our President and Chief Executive Officer. On January 23, 2001, Mr. Beachum was also elected to our Board of Directors.

On January 23, 2001, we entered into an employment agreement effective January 2, 2001, with Graham C. "Scooter" Beachum III for Mr. Beachum to serve as our Vice President and General Manager. Scooter is the son of our President and Chief Executive Officer.

On August 6, 2001, David N. Pilotte joined us as Executive Vice President and Chief Financial Officer.


EMPLOYEES

In March 2001, we reduced our workforce related to the One-on-One products business to three employees. Additional people were added throughout 2001 as we developed our new business plan. As of April 12, 2002, we employed two executive officers and eight employees.


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

As of December 31, 2001, we had an accumulated deficit of approximately $42.4 million. For each of the five years ended December 31, 2001, we have recorded an operating loss, in certain cases, a substantial operating loss. We incurred a net loss of approximately $9.2 million for the year ended December 31, 2001. We believe that we will continue to incur losses until we are able to generate sufficient revenues to offset the operating costs associated with executing our new business plan. These losses could limit our ability to grow and to raise new funds and could ultimately jeopardize our ability to remain in business.

We are at a relatively early stage with our revised business plan and therefore our business and prospects are difficult to evaluate.

Our corporate reorganization and related shift in our business strategy commenced in September 2000 and is ongoing. Since that time, we have been engaged principally in (1) assembling our senior management team, (2) managing our existing portfolio companies, (3) developing our revised business plan and
(4) attempting to raise capital. We do not have any meaningful operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early states of development, particularly companies participating in new and rapidly evolving markets. Some of the risks and difficulties we expect to encounter include our ability to:

     .    adapt and successfully execute our new business plan;
     . overcome the negative market stigma associated with certain over-the-counter technology companies;
     .    manage and adapt to changing and expanding operations;
     . implement and improve operational, financial and management systems and processes;
     . locate, negotiate with, close and ultimately integrate additional attractive portfolio investments;
     .    attract, retain and motivate qualified personnel; and
     . numerous other risks and difficulties experienced by early stage business models generally.

Because of our recent reorganization and our shift away from being a single product Company, we may have limited insight into trends and conditions that may exist or might emerge and effect our business. We cannot be certain that our revised business strategy will be successful or that we will successfully address these risks.

We need additional financing.

Although we just completed a preferred equity offering resulting in cash proceeds of approximately $2.7 million (see "April 2002 Series A Convertible Preferred Stock" and "Acquisitions" under Subsequent Events in the financial statements), most of that cash was immediately expended on the acquisitions of Media Resolutions and The Visionary Group and the related transaction costs. As such, we need additional financing to further implement our business plan.

We do not currently maintain a credit facility with any bank or financial institution. We believe that our ability to raise additional financing, either as debt or equity, is further hindered by our continuing operating losses, the low market price of our Common Stock and the lack of a listing for our stock on a national exchange.

The shares eligible for future sale may further decrease the price of our Common Stock.

If our stockholders sell substantial amounts of their Common Stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our Common Stock could fall. As of December 31, 2001, there were a substantial number of outstanding options and warrants to purchase shares of our Common Stock. The exercise of any of these options or warrants would also have a dilutive effect on our stockholders. Furthermore, holders of such options or warrants are more likely to exercise them at times when we could obtain additional equity capital on terms that are more favorable to us than those provided in the options or warrants. As a result, exercise of the options or warrants may adversely effect the terms of such financing and would require us to issue significant amounts of Common Stock at the time of exercise. The sale of a substantial number of our Common Stock may adversely effect the prevailing price of such Common Stock in the public market and may impair our ability to raise capital through the sale of our equity securities.

Our common stock is subject to the "penny stock" rules which may make it a less attractive investment.

Our Common Stock currently trades on the Over-the-Counter Bulletin Board. Although we intend to file an application to list our shares on one of the national exchanges at some point in the future (for example, American Stock Exchange or NASDAQ SmallCap), for any number of reasons, we may be unable to obtain such a listing. In addition, our Common Stock may at any time be subject to the "penny stock" rules. The Securities and Exchange Commission has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser, must have received the purchaser's written consent to the transaction prior to the sale, must disclose the commissions payable to both the broker-dealer and the registered representative and must provide current quotations for the securities. Additionally, if the broker-dealer selling the securities as a market maker, the broker-dealer must disclose that fact and that the broker-dealer's is presumed to exercise control over the market. Finally, a monthly statement must be sent to the account holder disclosing recent price information and information on the limited market in the particular stock.

Consequently, as a result of the additional suitability requirements, additional disclosure requirements and additional sales practices imposed by the penny stock rules, both the ability of a broker-dealer to sell our Common Stock and the ability of holders of our Common Stock to sell their securities in the secondary market may be adversely effected.

We must be able to implement our business plan.

Our business plan will succeed only if we are able to identify, acquire and manage acquisitions in addition to Media Resolutions and The Visionary Group. There can be no assurance that we will be able to implement our business plan, and failure to effectively implement our business plan will have a material adverse effect on Edge.

We may not be able to carry out our acquisition strategy.

Our business strategy is dependant upon making additional acquisitions of software related technology companies. To be suitable for acquisition by us, these companies must be small enough to be affordable yet profitable. These candidates may be few in number and may attract offers from companies with greater financial resources than us. Acquisitions involve numerous risks, including, among others, loss of key personnel of the acquired company, difficulties associated with assimilating the personnel and operations of the acquired company, potential disruption of our ongoing business and the maintenance of uniform standards, controls, procedures and policies. While we believe the Media Resolutions and The Visionary Group acquisitions are compatible with our business plan, we can provide no assurance that we will be able to locate other suitable acquisition targets or that we will be able to complete additional acquisitions.

Our current financial condition prevents us from financing an acquisition independently.

Our current financial condition will not allow us to finance additional acquisitions independently. We cannot assure you that Edge will be able to obtain financing in addition to that secured in connection with the issuance of the Series A Preferred closed in April 2002, on acceptable terms or at all. If we cannot obtain additional financing, we will not be able to complete any future acquisitions and therefore, will not be able to successfully implement our business plan.

We depend on our officers and key personnel.

Our prospects depend on the personal efforts of Graham C. Beachum II, our President and Chief Executive Officer, Graham C. "Scooter" Beachum, our Vice President and General Manager, and other key personnel throughout Edge and its acquired companies to implement our acquisition and operating strategies. The loss of the services of these executives could have a material adverse effect on our business and prospects because of their knowledge and experience and contacts within the industry.

Our success depends, to a significant extent, on the continued contributions, experience and knowledge of our senior management team and key technical and marketing personnel and the key personnel of our acquired companies. Our success also depends upon our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing personnel. No assurance can be given that we will be able to successfully attract, assimilate or retain a sufficient number of qualified personnel. The failure to do so could have a material adverse effect on our business, results of operation and financial condition.

Our investments may not provide adequate returns.

We have an unsecured loan to Hencie, Inc. in the principal amount of $1.4 million. The loan is in default and we have been countersued by Hencie (see related discussion under "Item 3. LEGAL PROCEEDINGS - Proceedings with Debtors"). Should we not collect the Hencie note, or should Hencie's counterclaim prove successful, it would have a material negative impact on our operations.

If we fail to manage our growth and integrate our acquired businesses, our business will be adversely effected.

If the reorganization and business strategy discussed in this Report results in significant growth of our operations, we will be required to implement and improve our operating and financial systems and controls, and to expand, train and manage our employee base to manage this growth. To the extent that our management is unable to manage the growth and integration effectively, our business, results of operations and financial condition could be adversely effected. In addition, the integration of the acquired entities and their operations will require our management to make and implement a number of strategic operational decisions. The timing and manner of the implementation of these decisions could materially impact our business operations.

A small number of stockholders could exercise control over Edge, which may raise conflicts of interest.

A small number of stockholders, some of which comprise an affiliate group, own a sufficient amount of our Common Stock to exercise significant control over our business and its policies and affairs and, in general, determine the outcome of any corporate transaction or other matters submitted to the stockholders for approval, all in a manner that could conflict with the interests of other stockholders. Additionally, the holders of our Series A Preferred stock issued in April 2002 have certain voting rights. The interests of these holders could conflict with the interests of the holders of our Common Stock.

Our right to issue preferred stock and anti-takeover provisions under Delaware law could make a third party acquisition of us difficult.

Our certificate of incorporation provides that our Board of Directors may issue preferred stock without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire us without the approval of our Board of Directors. Additionally, Delaware corporate law imposes certain restrictions on corporate control transactions that could make it more difficult for a third party to acquire us without the approval of our Board of Directors.

ITEM 2.  DESCRIPTION OF PROPERTY

We maintain our sole office in a shared space provided, without cost, by representatives of a significant stockholder. Such arrangement is expected to continue until additional financing can be arranged.

ITEM 3.  LEGAL PROCEEDINGS

Proceedings with Stockholders

In August 1999, Infinity, a related party, filed suit against Edge to recognize the conversion of 1,627 shares of Edge's Series A-2 Convertible Stock into 2,398,714 shares of Edge's common Stock. In June 2000, we recognized Infinity's conversion and approved the issuance of those shares of Common Stock, effective August 1999, to Infinity.

Proceedings with Former Officers and Directors

In September 1999, Earl F. Takefman and Richard Parker filed suit against Edge and certain other parties, asserting claims for breach of contract and other matters. In October 1999, we counter-sued Messrs. Takefman and Parker for, among other items, breach of fiduciary duty and breach of employment agreements. In April 2001, Edge, Messrs. Takefman and Parker, and the other individuals and entities named in the lawsuits, entered into a settlement agreement whereby we issued 100,000 shares of restricted Common Stock and paid a cash amount of $30,000 to Messrs. Takefman and Parker in satisfaction of any outstanding claims or claims to options.

Proceedings with Debtors

On September 22, 2000, we made an unsecured loan of $1.4 million to Hencie, Inc. ("Hencie"), a Texas-based IT Services business. The loan was guaranteed by a related company, Hencie Consulting Services, Inc. and personally guaranteed by Hencie's CEO. We simultaneously entered into agreements with Hencie giving us the right to purchase securities from Hencie and its stockholders that would have allowed us to own approximately 20% of Hencie. In November 2000, we elected not to make any additional investments in Hencie.

The $1.4 million loan to Hencie matured November 22, 2001, and is in default. On January 8, 2002, we filed suit for collection against Hencie, Inc., as debtor, and its CEO Adil Kahn and Hencie Consulting Services, Inc., both as guarantors. The suit seeks to collect principal and interest due to us totaling approximately $1.6 million plus collections costs. Hencie responded to the suit with a general denial and filed a counterclaim against us and certain of our officers alleging misuse of confidential information, tortuous interference and business disparagement and slander. We believe the allegations made in the counterclaim are without merit and will both defend the matter and pursue collection efforts vigorously.

Due to the uncertainty surrounding collection of the note, no interest was accrued in 2001, and the note has been fully reserved to reflect our estimate of its net realizable value. The expense of $1.4 million to reflect the reserve is included in the Statement of Operations at December 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In December 2001, we filed an Information Statement Pursuant to Section 14-C of the Securities Exchange Act of 1934 notifying stockholders of an action taken without a meeting. Through the approval of its Board of Directors and the written consent of the holders of a majority of the outstanding shares of Edge's Common Stock that were entitled to vote on such action, we increased the number of authorized shares of its $.01 par value Common Stock from 22,500,000 to 100,000,000 shares. Following the increase, we have 100,000,000 shares of its $.01 par value Common Stock and 5,000,000 of its no par value Preferred Stock authorized.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET FOR COMMON STOCK

Our Common Stock is traded on the Over-The-Counter (OTC) Bulletin Board under the symbol "EDGE." We completed our initial public offering (IPO) in July 1996 at an offering price of $5.00 per share for our Common Stock and $.10 per warrant. The IPO warrants expired in August 2000 at a time when our Common Stock was trading below the warrant exercise price.

On September 2, 2000, we affected a four-for-one reverse stock split which had the effect of reducing the number of issued and outstanding shares by 75% without changing the relative ownership in Edge of any stockholder. For purposes of meaningful comparison, the stock prices in the table below set forth the stock prices that would have resulted had the four-for-one reverse stock split occurred before the dates listed in the table.

The following table sets forth for the period from January 1, 2000, through December 31, 2001, the range of high and low closing bid prices for the Common Stock reported on the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect interdealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Common Stock                         High                       Low
                                     ----                       ---

Fiscal Year 2000
First Quarter                       $  3.12                   $  0.26
Second Quarter                         1.96                      0.60
Third Quarter                          3.32                      1.52
Fourth Quarter                         2.00                      0.25

Fiscal Year 2001
First Quarter                       $  2.06                   $  0.75
Second Quarter                         1.56                      0.53
Third Quarter                          2.10                      0.54
Fourth Quarter                         0.75                      0.41

Fiscal Year 2002
First Quarter                       $  1.00                   $  0.50



HOLDERS OF COMMON STOCK

At April 12, 2002, the last reported closing bid price of the common was $.63 per share, and there were 121 holders of record of our Common Stock.

DIVIDENDS

We have not paid cash dividends on our Common Stock since the inception of the Company, and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Instead, we intend to retain our earnings, if any, to finance the further implementation of our business plan and for general corporate purposes. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that our Board of Directors deems relevant. In addition, the payment of cash dividends on our shares of Common Stock is prohibited by the terms of the Series A Preferred Stock issued in April 2002. In addition, we owe an 8% cumulative dividend to the holders of those shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATIONS PLANS

1996 Employee Stock Option Plan

In April 1996, we adopted the 1996 Stock Option Plan (the "1996 Plan") and it was amended most recently in August 2000. The 1996 Plan provides for the granting to directors, officers, key employees and consultants of up to 500,000 shares of Common Stock in a year. Grants of options may be incentive stock options or non-qualified stock options and will be at such exercise prices, in such amounts, and upon such terms and conditions, as determined by the Board of Directors or the compensation committee of the Board of Directors. The term of any option may not exceed ten years. In August 2000, the 1996 Plan was amended to increase the number of shares reserved for issuance to 1,000,000 shares of Edge's Common Stock outstanding.

The 1996 Plan also provides for the automatic grant of 5,000 non-qualified stock options upon commencement of service of a non-employee director and 2,500 options per year per director thereafter. The exercise price of the option may not be less than 100% of the market value of Edge's Common Stock at the time of grant. Such options vest one-third on the date of the grant and one-third on the first two anniversary dates and have a term of five years. Because of their relationship with a stockholder of Edge, each of our current non-employee directors has declined such option grants.

During 2000 and 2001 stock option grants were made by the Board of Directors that would cause the number of options issued under the 1996 Plan to exceed the number authorized under the plan. Such grants were made subject to stockholder approval at the next annual meeting of stockholders. As of December 31, 2001, there were 3,860,000 option shares outstanding under the 1996 Employee Stock Option and none available for future grants.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included as Item 7 of this Annual Report on Form 10-KSB. This discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of certain factors including those set forth in our filings with the Securities and Exchange Commission, specifically including the risk factors set forth under
Item 1 of this Annual Report on Form 10-KSB.

GENERAL

Prior to our emphasis on IT Consulting Services and Integration, Business Application Software and Application Services and Management, the business consisted primarily of developing, marketing and selling personalized videotape golf lessons featuring One-on-One golf video instruction by leading professional golfer Greg Norman, sold under the name "One-on-One with Greg Norman."

On September 10, 2001, we sold all the assets related to our One-on-One business to Visual Edge, Inc., a newly created company formed by certain members of our previous management. Visual Edge, Inc. is not a related to us.

The results of operations generated by the One-on-One business have been presented as "discontinued operations" in the Financial Statements because it represented a separate segment of our business. During 2000, we had no operations other than those related to the business sold in September 2001. As such, the basic financial statements for 2000 include neither revenues nor operating expenses. Eliminating the results of operations generated by the assets sold presents the reader with a more meaningful understanding of the financial aspects of the remaining Company.

RESULTS OF OPERATIONS

Discontinued Operations - Sale of One-on-One Assets

On September 10, 2001, we closed the previously announced sale of assets related to our One-on-One business to a newly formed entity Visual Edge, Inc. The results of operations of the sold One-on-One business have been presented in the Statement of Operations as "discontinued operations" because the business represented a separate segment of our business. The presentation also presents the reader with a more meaningful understanding of the financial aspects of the remaining Company.

2001 Results of Operations

Royalties -- Royalty revenue is comprised of amounts earned from Visual Edge, the buyer of our One-on-One assets. As part of the sale, we received cash, a note and future royalties stemming from the sale of the One-on-One product.

General and Administrative expenses -- General and administrative expenses consists of approximately $800,000 of salary expense (including non-cash charges of approximately $260,000) and legal, accounting and other professional fees totaling approximately $700,000. The above amounts were offset by $240,000 of management fees from PurchasePooling.

Bad Debt - Bad debt consists of the $1.4 million reserve of the Hencie note (see
Item 3: LEGAL PROCEEDINGS - Proceedings with Debtors).

Impairment of Assets -- Impairment charges relate solely to our investment in PurchasePooling.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we had cash and cash equivalents of approximately $83,000, and a working capital deficit of approximately $589,000 as compared to cash and cash equivalents of approximately $170,000, and a working capital deficit of approximately $527,000 on December 31, 2000. During 2001, net cash used in operating activities was approximately $1.0 million, net cash used in investing activities was approximately $473,000 and net cash provided by financing activities was $1.4 million for a total decrease in cash and cash equivalents for the year of approximately $87,000. We do not maintain a bank credit facility.

We expect our liquidity to remain tight throughout 2002. We will look to our current cash reserves, cash reserves created by our April 2002 Series A Convertible Preferred Stock financing and cash flows generated by our newly acquired companies (Media Resolutions and The Visionary Group) to meet liquidity requirements in the coming year. While we have a level of comfort as to the projected cash flows generated by our newly acquired companies, we are relying on projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity.

We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. Although we just completed such a financing as described below, there can be no assurance that future financings can be completed.

April 2002 Series A Convertible Preferred Stock

On April 1, 2002, we issued 4,200 shares of Series A Convertible Preferred Stock ("Series A Preferred") at $1,000 per share providing proceeds to us of $2,669,876, calculated as $4,200,000 less $1,530,124 of the pre-existing Sandera debt converted to Series A Preferred. The Series A Preferred shares carry an 8% cumulative dividend and are convertible at the option of the holder into shares of $.01 par value Common Stock of Edge any time after one year at an initial conversion price of $.75 per share. The preferred shares have voting rights pari pasu with the Common Stock and as a separate class on certain matters. The shares also have an antidilution provision whereby the price and number of shares issuable upon conversion adjusts for stock splits, stock dividends and future share issuances below the conversion price of the Series A Preferred. The Series A Preferred have demand registration rights after one year following closing of the financing transaction and the right to elect one member to our Board of Directors.

In connection with the issuance of Series A Preferred, each purchaser received warrants entitling the holder to purchase 20 shares of Edge's $.01 par value Common Stock for each 100 shares of Common Stock the holder is entitled to receive upon conversion. The warrants entitle the holder to purchase common shares at the price of $1.15 per share. The warrants become exercisable on the second anniversary of the issuance of the Series A Preferred and, unless exercised earlier, will expire on the fourth anniversary of the issuance. We issued warrants exercisable for a total of 1,119,998 shares of Common Stock in the offering. We paid no commissions in connection with issuance of Series A Preferred, and claimed an exemption from registration under Section 4(2) of the Securities Act of 1933.

SEASONALITY

Based upon our review of current acquisition candidates, the IT Service businesses experience a moderate level of seasonality. The first quarter trends to be the lowest, higher revenues are generally reflected in the second and third quarter and revenues in the fourth quarter declines from the mid-year levels. Revenues for Business Application Software and Application Services and Management do not reflect a discernable pattern of seasonality.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001, must be accounted for under the purchase method. In addition, all intangible assets that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged, shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. We will be required to adopt these standards as of January 1, 2002. As we do not have any recorded intangible assets currently, the adoption of these standards is not expected to have an impact on our operations.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes the impact of this pronouncement on its operations, if any, will not be material.

THIRD PARTY REPORTS AND PRESS RELEASES

We do not make financial forecasts or projections nor do we endorse the financial forecasts or projections of third parties or comment on the accuracy of third-party reports. We do not participate in the preparation of the reports or the estimates given by analysts. Analysts who issue financial reports are not privy to non-public financial information. Any purchase of our securities based on financial estimates provided by analysts or third parties is done entirely at the risk of the purchaser.

We periodically issue press releases to update stockholders on new developments at Edge and our business. These releases may contain certain statements of a forward-looking nature relating to future events or our future financial performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby.

Readers are cautioned that such statements are only predictions and that actual events or results may materially differ with those statements. In evaluating such statements, readers should specifically consider the various risk factors identified which could cause actual results to differ materially from those indicated by such forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO FINANCIAL
        STATEMENTS


                                                                      PAGE

Report of Independent Certified Public Accountants                     25

Balance Sheets as of December 31, 2000 and 2001                        26

Statements of Operations for the Years Ended
December 31, 2000 and 2001                                             27

Statement of Changes in Stockholders' Equity (Deficit) for
the Years Ended December 31, 2000 and 2001                             28

Statements of Cash Flows for the Years Ended
December 31, 2000 and 2001                                             29

Notes to Financial Statements                                          30-43

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
of Edge Technology Group, Inc.

We have audited the accompanying balance sheets of Edge Technology Group, Inc. (the "Company"), as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edge Technology Group, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $9,272,518 during the year ended December 31, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $588,576 and its total liabilities exceeded its total assets by $2,192,191. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

Miami, Florida
March 25, 2002

                           EDGE TECHNOLOGY GROUP, INC.
                                 BALANCE SHEETS


                                                                                            December 31,
                                                                                    2000                   2001
                                                                                    ----                   ----
CURRENT ASSETS
   Cash and Cash Equivalents                                                  $    169,846          $     82,567
   Accounts Receivable                                                              13,504                   -
   Inventories                                                                       9,096                   -
   Prepaid Expenses - Advance Royalties                                              5,024                   -
   Other Current Assets                                                             85,390                20,339
                                                                              ------------          ------------
         Total Current Assets                                                      282,860               102,906

NON-CURRENT ASSETS
   Fixed Assets, net                                                                67,394                35,385
   Investment - Related Party                                                    4,587,262                   -
   Note Receivable, net of allowance of $0 and
     $1,400,000 as of December 31, 2000 and 2001, respectively                   1,400,000                   -
                                                                              ------------          ------------
         TOTAL ASSETS                                                         $  6,337,516          $    138,291
                                                                              ============          ============

CURRENT LIABILITIES
   Accounts Payable                                                           $    390,991          $    451,993
   Accrued Expenses                                                                345,011               239,489
   Other Current Liabilities                                                        73,496                   -
                                                                              ------------          ------------
         Total Current Liabilities                                                 809,498               691,482

NOTES PAYABLE - RELATED PARTIES                                                    839,000             1,639,000
                                                                              ------------          ------------
         TOTAL LIABILITIES                                                       1,648,498             2,330,482


Commitments and Contingencies                                                          -                     -

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred Stock, no par value 5,000,000 shares authorized, none issued or outstanding at
   December 31, 2000 and 2001                                                          -                     -
Common Stock, $.01 par value, 22,500,000 shares authorized,
   16,016,335 issued and outstanding at December 31, 2000; and
   100,000,000 shares authorized, 16,488,139 issued and outstanding
   at December 31, 2001                                                            160,163               164,881
Additional Paid in Capital                                                      37,978,720            40,048,615
Deferred Stock Option Compensation                                                (316,696)                  -
Accumulated Deficit                                                            (33,133,169)          (42,405,687)
                                                                              ------------          ------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          4,689,018            (2,192,191)
                                                                              ------------          ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  6,337,516          $    138,291
                                                                              ============          ============

   The accompanying notes are an integral part of these financial statements.

                           EDGE TECHNOLOGY GROUP, INC.
                            STATEMENTS OF OPERATIONS


                                                                             For the Year
                                                                          Ended December 31,
                                                                       2000               2001
                                                                       ----               ----
Royalties                                                       $         -          $      8,672
Cost of Sales                                                             -                   -
                                                                -------------        ------------
    Gross Profit                                                                            8,672
                                                                          -

Operating Expenses
    General and Administrative                                            -             1,317,656
    Bad Debt Expense                                                      -             1,400,000
    Impairment of Assets                                                  -             5,175,954
                                                                -------------        ------------
    Total Operating Expenses                                              -             7,893,610
                                                                -------------        ------------
Operating Loss                                                            -            (7,884,938)


Other Income (Expense)
    Interest Income                                                    13,818               3,111
    Interest Expense                                                   (6,392)           (118,245)
    Loss on Sale of Fixed Assets                                          -               (10,415)
    Taxes - Other                                                         -                (2,848)
    Amortization of Deferred Financing Fees                           (85,866)             (8,225)
                                                                -------------        ------------
    Total Other Income (Expense)                                      (78,440)           (136,622)
                                                                -------------        ------------
Loss from Continuing Operations                                       (78,440)         (8,021,560)

    Loss from Discontinued Operations                              (8,881,185)           (680,671)
    Loss on Sale from Discontinued Operations                             -              (570,287)
                                                                -------------        ------------
Loss from Discontinued Operations Attributed to
    Common Stockholders                                            (8,881,185)         (1,250,958)
                                                                -------------        ------------
                                                                -------------        ------------
Net Loss Attributed to Common Stockholders                      $  (8,959,625)       $ (9,272,518)
                                                                =============        ============

Basic and Diluted Loss Per Share
    From Continuing Operations                                  $       (0.01)       $      (0.49)
    From Discontinued Operations                                        (1.15)              (0.08)
                                                                -------------        ------------
Net Loss Per Share                                              $       (1.16)       $      (0.57)
                                                                =============        ============
Weighted Average Common Shares Outstanding                          7,695,198          16,279,316
                                                                =============        ============




   The accompanying notes are an integral part of these financial statements.

                           EDGE TECHNOLOGY GROUP, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001
                  (In Thousands except Shares of Common Stock)



                                          Common Stock                         Additional    Deferred                     Total
                                          ------------           Preferred      Paid-in    Compensation  Accumulated Stockholders
                                      Shares       Amount          Stock        Capital       Expense       Deficit  Equity(Deficit)
                                   ------------------------------------------------------------------------------------------------
Balance December 31, 1999           2,599,610    $  26        $  6,000      $ 17,844       $    -        $(24,174)      $  (304)

   Conversion of Preferred Shares-
   Infinity                         2,398,714       24          (1,627)        1,603            -             -             -
   September 2000 Corporate
   Reorganization                   6,689,165       67          (4,373)       11,472            -             -           7,166
   Settlement of Accounts Payable     225,338        2             -             366            -             -             368
   Investment in PurchasePooling    2,644,841       26             -           3,941            -             -           3,967
   September 2000 Equity Issuance   1,458,667       15             -           2,173            -             -           2,188
   Issuance of Options                    -        -               -             580           (317)          -             263
   Net Loss                               -        -               -             -              -          (8,960)       (8,960)
                                   ---------------------------------------------------------------------------------------------
Balance December 31, 2000          16,016,335      160             -          37,979           (317)      (33,133)        4,689

   Investment in PurchasePooling      268,789        3             -             185            -             -             188
   Settlement with former Officer
   and Directors                      100,000        1             -              53            -             -              54
   Issuance of Infinity Option            -        -               -             600            -             -             600
   Amortization of Deferred
   Compensation                           -        -               -             -              317           -             317
   Amortization of Compensatory Stock
   Options                                -        -               -           1,119            -             -           1,119
   Issuance of Shares for Services     11,920                                     23                                         23
   September 2000 Corporate
   Reorganization - adjustment         91,095        1             -              90            -             -              91
   Net Loss                               -        -               -             -              -          (9,273)       (9,273)
                                  ----------------------------------------------------------------------------------------------
Balance December 31, 2001          16,488,139    $ 165        $    -        $ 40,049       $    -        $(42,406)      $(2,192)
                                  ==============================================================================================

    The accompanying notes are an integral part of this financial statement.

                           EDGE TECHNOLOGY GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                                         2000                            2001
                                                                         ----                            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                            $ (8,959,625)                      ($9,272,518)
Adjustments to reconcile net loss to net cash used in operating activities:
   Discontinued Operations, net                                        8,881,185                         1,250,958
   Bad Debt Expense                                                            -                         1,400,000
   Amortization of Deferred Compensation                                       -                           316,696
   Noncash stock and stock option compensation expense                   263,417                           479,653
   Depreciation and amortization                                               -                            41,226
   Amortization of deferred financing fees                                53,196                                 -
   Impairment of assets                                                        0                         5,175,954
Change in assets and liabilities:
   Decrease in accounts receivable                                        19,260                            13,504
   Decrease in inventory                                                   8,003                             9,096
   Decrease in prepaid expenses - advance royalties                       63,135                             5,024
   Increase (decrease) in accounts payable                              (577,004)                           61,002
   (Decrease) in accrued expenses                                       (476,229)                         (486,193)
   (Decrease) in other current liabilities                                (4,655)                          (73,496)
   (Increase) decrease in other current assets                           (33,254)                           65,050
                                                                    ------------                       -----------
Net cash used in operating activities                                   (762,571)                       (1,014,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                     (39,529)                          (87,929)
Proceeds from sale of fixed assets                                             -                            14,694
Loan to Hencie, Inc.                                                  (1,400,000)                                -
Investment in related party                                             (620,000)                         (400,000)
Loan to related party                                                          -                           (75,000)
Repayment of loan to related party                                             -                            75,000
                                                                    ------------                       -----------

Net cash used in investing activities                                 (2,059,529)                         (473,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock                             2,187,999                                 -
Proceeds from note payable, net                                          959,000                           800,000
Repayment of borrowings                                                 (174,777)                                -
Contributed Capital                                                            -                           600,000
                                                                    ------------                       -----------

Net cash provided by financing activities                              2,972,222                         1,400,000
                                                                    ------------                       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  150,122                           (87,279)

Cash and Cash Equivalents, beginning of period                            19,724                           169,846
                                                                    ------------                       -----------

Cash and Cash Equivalents, end of period                            $    169,846                       $    82,567
                                                                    ============                       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest
                                                                    $          -                       $     1,388 (a)
                                                                    ============                       ===========
Cash paid for taxes                                                 $          -                       $     2,848
                                                                    ============                       ===========

(a) D&O insurance financed.

   The accompanying notes are an integral part of these financial statements.

                           EDGE TECHNOLOGY GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

1.   COMPANY OPERATIONS

Edge Technology Group, Inc. ("Edge" or "Company"), formerly known as Visual Edge Systems Inc., was incorporated in Delaware in July 1994 and commenced operations in January 1995. We changed the name of our company in September 2000 to Edge Technology Group, Inc. to better reflect our current business operations and business strategy.

We are in the early stage of revamping our business model beyond our historical golf training technology products. Our new business model is to acquire software related technology companies that deliver software products and related information technology services to middle market companies. See Note 16, "Subsequent Events."

Prior to our current emphasis on IT consulting services, software applications and application services, the business consisted primarily of developing, marketing and selling personalized videotape golf lessons featuring One-on-One golf video instruction ("One-on-One") by leading professional golfer Greg Norman, sold under the name "One-on-One with Greg Norman." We developed video production technology that digitally combined actual video footage of a golfer's swing with a synchronized "split-screen" comparison to Greg Norman's golf swing to produce a One-on-One golf lesson. The assets of the One-on-One business were sold to members of its prior management in September 2001.

2.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Edge will continue as a going concern. We incurred a net loss of $9,272,518 during the year ended December 31, 2001, and, as of that date, our current liabilities exceeded our current assets by $588,576 and our total liabilities exceeded our total assets by $2,192,191. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our plans in this regard are to continue fundraising efforts and to implement our new business plan as described in our public filings with the Securities and Exchange Commission and in recent press releases.

We expect our liquidity to remain tight throughout 2002. We will look to our current cash reserves, cash reserves created by our April 2002 Series A Convertible Preferred Stock financing and cash flows generated by our newly acquired companies (Media Resolutions and The Visionary Group) to meet liquidity requirements in the coming year. While we have a level of comfort as to the projected cash flows generated by our newly acquired companies, we are relying on projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity.

We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. Although we just completed such a financing as described below, there can be no assurance that future financings can be completed.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2000 and 2001, substantially all cash and cash equivalents are interest-bearing deposits.

Reverse Stock Split

In September 2000, we affected a four-for-one reverse stock split. All share and per share amounts have been restated accordingly.

Inventories

At December 31, 2000, our inventories consisted of videotapes, which are stated at the lower of weighted average cost or market. All such inventories were sold on September 10, 2001, with the One-on-One business.

Fixed and Intangible Assets

Fixed assets are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets that range from 3 to 5 years.

We have adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under the provisions of this statement, we have evaluated our long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

We evaluate the recoverability of long-lived assets and certain identifiable intangibles to be held and used by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values, less cost to sell.

As of December 31, 2000, we recorded an impairment charge of $464,000 to write down the value of certain of our production video equipment to its estimated fair value, which is reflected in loss from discontinued operations for the year ended December 31, 2000. All such equipment was sold on September 10, 2001, with the One-on-One business.

Revenue Recognition

We recognize revenue when the product is shipped or the service is performed. Deposits received in advance of shipment or performance are recorded as a customer deposit or deferred revenue, respectively, and included in "other current liabilities" in the Balance Sheet.

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

Due to the continuing losses experienced by Edge, we continue to record "net operating losses" but fully reserve the tax benefit on these losses due to the uncertainty surrounding their recoverability. At December 31, 2001, we had net operating loss carryforwards of approximately $26.9 million to offset future taxable earnings, if any. However, as we continue to raise additional financing through the issuance of equity, the utilization of such amount could be limited by futures changes of ownership.

Management Fees - Related Party

We have entered into a management agreement with PurchasePooling in which PurchasePooling pays us a management fee of $20,000 per month in return for the services provided by our President and other employees of ours. We collected $240,000 and $20,000 in management fees from PurchasePooling during 2001 and 2000 respectively. Such amounts are reflected as a reduction in "General and Administrative" expenses in the Statements of Operations.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments, note receivable, notes payable, accounts receivable and accounts payable as reflected in the accompanying Balance Sheets approximate fair value due to the short-term maturity of these instruments.

Loss per Share

Basic loss per share is calculated by dividing loss attributed to common stockholders by the weighted average number of shares of common stock outstanding during each period.

As of December 31, 2001 and 2000, due to our net losses, shares of Common Stock issuable upon conversion of convertible debt and the exercise of outstanding options and, for both periods, warrants totaling 729,333 shares have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive.

Stock Option Plan

Under the provisions of, "Accounting for Stock-Based Compensation("SFAS 123")," companies can either measure the compensation cost of equity instruments issued to employees using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). We recognize compensation costs, where appropriate, under the provisions of APB 25, and have provided the expanded disclosure required under SFAS 123 (see Note 13).

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001, must be accounted for under the purchase method. In addition, all intangible assets that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged, shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. We will be required to adopt these standards as of January 1, 2002. As we do not have any recorded intangible assets currently, the adoption of these standards is not expected to have an impact on our operations.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes the impact of this pronouncement on its operations, if any, will not be material.


4.   DISCONTINUED OPERATIONS - SALE OF "ONE-ON-ONE" ASSETS

On September 10, 2001, we closed the previously announced sale of assets related to our One-on-One business to a newly formed entity Visual Edge, Inc. Visual Edge is not a related party; however, the President of Visual Edge is a former CEO of our Company. Accordingly, results of this operation have been classified as discontinued and prior periods have been restated.

In the sale, we received (a) an initial cash payment of $300,000 (offset by $53,000 by Visual Edge for One-on-One Business expenses paid); (b) a promissory note in the amount of $250,000 payable October 24, 2001, and bearing an interest rate of 8% per annum, secured by all of the assets of Visual Edge; and (c) future royalties not to exceed $3,000,000, payable as an increasing percentage of revenues. We recognized $8,672 in royalties in 2001. The loss of the sale of the One-on-One business was $570,287.

The operating results of the discontinued operation are as follows:

                                                    For the Year Ended
                                                        December 31,
                                                   2000              2001
                                                   ----              ----

Sales                                             $1,222,331        $ 403,526
                                                 ===========        =========

Loss from discontinued operations                 (4,896,801)        (680,671)

Provision for Preferred Stock Dividends           (3,984,384)               -
                                                 -----------        ---------

Net loss from Discontinued Operations
  Attributed to Common Stockholders              ($8,881,185)       ($680,671)
                                                 ===========        =========
                                     - 33 -

For the 2000 presentation of discontinued operations, we have reclassified $3,459,624 which was originally recorded as loss on debt conversion to provision for preferred stock dividends.

As of October 24, 2001, the promissory note and royalty payments were in default. The note and royalty payments were renegotiated in December 2001, to extend payment terms, and as of April 12, 2002, all payments are in default under the renegotiated terms. The note was written off in its entirety and was recorded as part of the loss on sale of the One-on-One assets as of September 30, 2001.

5.   CORPORATE REORGANIZATION

In September 2000, we completed our corporate reorganization announced in July 2000. Infinity, Glacier Capital Limited and Summit Capital Limited, which were the holders of the convertible notes and shares of Series A-2 Convertible Preferred Stock issued by Edge, converted all the convertible securities based on a formula of one (1) share of Common Stock for each $1.00 of principal and interest outstanding under the convertible notes and for each $1.00 of liquidation amount of the Series A-2 Convertible Preferred Stock and of unpaid dividends. The number of shares of Common Stock issued upon this conversion was 6,689,165. As a result of this corporate reorganization, we recorded a loss and a provision for preferred stock dividends related to the conversion of the preferred stock, accrued dividends, convertible debt and accrued interest of $4,796,403 and have no shares of preferred stock outstanding and no outstanding convertible notes as of December 31, 2000 or 2001.

In December 2001, the Company learned that $91,095 in preferred dividends and interest were not paid in the September 2000 reorganization. As a result, 91,095 common shares of Edge were issued, as of December 31, 2001, to Infinity, Glacier Capital Limited and Summit Capital Limited on the original terms of one share of Common Stock for each $1.00 of principal and interest converted in satisfaction of the obligation. Such amount was recorded in "General and Administrative" expense in the Statement of Operations.

6.   FIXED ASSETS, NET

Fixed assets, including equipment and mobile production units acquired under capital leases, consist of the following:

                                                   December 31,          Lives
                                              2000             2001     (Years)
                                          -----------       ----------  ------
Mobile Videotape Product Units            $   923,770       $        -       5
Product Development Equipment                 346,794                -     3-5
Training and Processing Equipment              54,934                -       5
Office Furniture and Equipment            $   337,293           45,061       5
                                          -----------       ----------
                                            1,662,791           45,061
Less: Accumulated Depreciation             (1,595,397)          (9,676)
                                          -----------       ----------
Fixed Assets, net                         $    67,394       $   35,385
                                          ===========       ==========

7.   INVESTMENT - RELATED PARTY

In September 2000, we issued 2,644,841 shares of Edge Common Stock to PurchasePooling Investment Fund in return for 9,593,824 shares of Series A Convertible Preferred Stock of PurchasePooling Solutions, Inc. ("PurchasePooling"). In December 2000, we invested an additional $620,000 in PurchasePooling in return for 2,214,285 shares of its Series C Convertible Preferred Stock. As a result, at December 31, 2000, we had an approximately 18% ownership interest in PurchasePooling, a start up Web-based demand aggregator working toward enabling government and educational entities to save significantly on large-ticket capital items by combining their purchasing power nationwide and globally. We are accounting for this investment under the cost method of accounting. Our President and CEO is also the interim CEO of PurchasePooling. In 2000, we entered into an agreement to acquire from Odyssey Ventures Online S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 268,808 shares of Edge Common Stock. In April 2001, the agreement was finalized and the shares of Common Stock were issued.

Based on a valuation obtained on PurchasePooling in July 2001, we determined that the investment was impaired. Accordingly, we recorded an impairment charge of $ 2,495,954 that is included in "Impairment of Assets" in the Statement of Operations.

In October 2001, we participated to the amount of $400,000 in a syndicated loan to PurchasePooling in the amount of $1,600,000. The loan, structured as a Convertible Note with Warrants, bears interest at 15% per annum, and if not converted earlier, matures in October 2003. Because PurchasePooling is in its development stage and is not generating any cash flows, we have no expectation for repayment of the loan. As such, we considered the investment to be an equity investment and we carried the loan as a part of our Investment - Related Party in the Balance Sheet. We did not accrue interest on the note.

Based upon the ongoing evaluation of our investment in PurchasePooling, we determined in April 2002, that our investment was not recoverable. As a result, we wrote off the remaining $2,680,000 of our investment in PurchasePooling as of December 31, 2001. The write off for the year 2001 was $5,175,954 and such amount is included in "Impairment of Assets" in the Statement of Operations.

8.   NOTE RECEIVABLE

On September 22, 2000, we made an unsecured loan of $1.4 million to Hencie, Inc. ("Hencie"), a Texas-based IT Services business. The loan was guaranteed by a related company, Hencie Consulting Services, Inc. and personally guaranteed by Hencie's CEO. We simultaneously entered into agreements with Hencie giving us the right to purchase securities from Hencie and its stockholders that would have allowed us to own approximately 20% of Hencie. In November 2000, we elected not to make any additional investments in Hencie.

The $1.4 million loan to Hencie matured November 22, 2001, and is in default. See Note 14 "Legal Proceedings."

Due to the uncertainty surrounding collection of the note, no interest was accrued in 2001 and, during the fourth quarter of 2001, the note has been fully reserved to reflect our estimate of its net realizable value. The expense of $1.4 million to reflect the reserve is included in the Statement of Operations for the year ended December 31, 2001.

9.   ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                          December 31,
                                     2000              2001
                                     ----              ----
Professional Fees                   $155,758        $ 58,000
Legal Settlement                      84,000               -
Royalties                             45,472               -
Interest                                   -         115,805
Salaries and Bonuses                  54,359          65,684
Other                                  5,422               -
                                    --------        --------
                                    $345,011        $239,489
                                    ========        ========


10.  FINANCING TRANSACTIONS

Infinity Financing and Conversion

On June 13, 1997, we arranged a three-year $7.5 million debt and convertible equity facility (the "Infinity Financing") with a group of investment funds led by Infinity, a related party, which resulted in net proceeds to us of approximately $7.2 million. Under the Securities Purchase Agreement dated June 13, 1997, including the amendments that have since been made to this agreement, we issued to the investment funds 1,039,388 shares of our Common Stock, 6,000 shares of Series A-2 Convertible Preferred Stock with a liquidation preference of $1,000 per share and 8.25% Convertible Notes in the original principal amount of $1.5 million.

Under the terms of the investment agreements, the investment funds were granted the right to convert their Series A-2 Convertible Preferred Stock and Convertible Notes into additional shares of our Common Stock, subject to our right to prepay or redeem any of those convertible instruments at any time. Because our Common Stock was delisted from the Nasdaq SmallCap Market, an Event of Default existed under the Infinity Financing. As a result, the investment funds attained the rights to convert each share of Series A-2 Convertible Preferred Stock into a number of shares of Common Stock based on a formula using a percentage of the market price of the Common Stock. On August 30, 1999, one of the investment funds delivered a notice to us to convert 1,627 of its 4,400 shares of our Series A-2 Convertible Preferred Stock into 2,398,714 shares of our Common Stock. The conversion was disputed, and litigation ensued in the Delaware Court of Chancery. In January 2000, the court dismissed the action stating that the claim relating to the conversion was moot because parties to the dispute had resigned from their positions with Edge.

In addition, because of the existence of an Event of Default under the Infinity Financing, the investment funds also attained the rights to convert the Convertible Notes into Common Stock based on the same formula used to convert the Series A-2 Convertible Preferred Stock into shares of Common Stock during an Event of Default. Dividends on the Series A-2 Convertible Preferred Stock began accruing on January 1, 2000, at the rate of 8.25% annually and were payable quarterly in cash or in shares of Common Stock. We paid no dividends on the Series A-2 Convertible Preferred Stock. The Convertible Notes matured in June 2000 and interest on the notes was due in cash. The Convertible Notes were secured by all of our significant assets.

In June 2000, we recognized Infinity's conversion of 1,627 shares of its Series A-2 Convertible Preferred Stock into 2,398,714 shares of Edge's Common Stock and approved the issuance of those shares of Common Stock to Infinity as a result of such conversion.

As part of the reorganization of Edge effective September 1, 2000, Infinity, Glacier Capital Limited and Summit Capital Limited, which were the holders of the Convertible Notes and shares of Series A-2 Convertible Preferred Stock issued by Edge, converted all their convertible securities and accrued interest and dividends based on a formula of one (1) share of Common Stock for each $1.00 of principal and interest outstanding under the convertible notes and for each $1.00 of liquidation amount of the Series A-2 Convertible Preferred Stock and of unpaid dividends. The number of shares of Common Stock issued upon this conversion was 6,689,165. As a result of these actions, as of September 2000, Edge had no shares of preferred stock outstanding and no outstanding convertible notes and was no longer in default under the documents governing the convertible notes and the Series A-2 Convertible Preferred Stock. In connection with these actions, we recognized a conversion loss and a provision for preferred stock dividends on the conversion of debt and preferred stock of $4,796,403 in 2000.

2000 Infinity Loans

During 2000, Infinity, a related party, made certain loans to us for working capital purposes. These loans totaled approximately $219,000 and bear interest at a rate equal to 8.5% per annum. As part of the reorganization of Edge effective September 1, 2000, Infinity became entitled to the repayment of these loans. The loan agreement was renegotiated in April 2001 and again in January 2002 to extend the due date to March 31, 2002. As of December 31, 2001, there was $219,000 in principal outstanding. See Note 16, "Subsequent Events."

Catalyst Loan

On December 13, 2000, we entered into a loan agreement with Catalyst Master Fund, L.P. ("Catalyst"), a related party, to borrow $620,000 (the "Catalyst Loan"). The Catalyst Loan was originally due on June 30, 2001, and bears interest at a rate equal to eight percent (8%) per annum. We used the proceeds of the Catalyst Loan to purchase 2,214,285 shares of Series C Convertible Preferred Stock of PurchasePooling. Catalyst Master Fund L.P. is a stockholder of ours and certain of our directors are officers of an entity that manages Catalyst Master Fund L.P.

The Catalyst Loan was convertible at the option of the holder into Edge Common Stock at a conversion price of $1.50 per share. The Catalyst Loan was also secured by a pledge of substantially all of our assets. Effective April 16, 2001, we entered into an amended loan agreement with Catalyst that increased the borrowings available under the original loan agreement from $620,000 to a total of $2,120,000. Under the amended loan agreement, we could draw down amounts under the loan agreement as we have a need for funds, subject to our being in compliance with the covenants contained in that loan agreement. The amended loan agreement bears interest at eight percent (8%) per annum and was due March 31, 2002. The additional amount available under the amended loan agreement is also convertible into Edge Common Stock at a conversion price of $1.50 per share and was secured by a pledge of substantially all of our assets. On December 31, 2000 and 2001, the principal balance outstanding on the Catalyst Loan was $620,000 and $1,420,000, respectively.

On December 28, 2001, Catalyst Master Fund, L. P. assigned the Catalyst Loan, and its rights thereunder, to Sandera Partners, L. P. ("Sandera") as part of a redemption of Sandera's limited partnership interest in Catalyst. Certain of our directors are officers of an entity that manages Sandera. See Note 16, "Subsequent Events."

Infinity Option

On May 31, 2001, we sold to Infinity an option in return for the payment of $1.0 million payable in five payments of $200,000 each commencing on May 31, 2001 ("Infinity Option"). Pursuant to the Infinity Option, Infinity could elect on May 31, 2002, to exercise its option by assigning its interest in a note receivable of $10.0 million in exchange for 3,333,333 shares of Edge Common Stock. We received $600,000 during 2001 which was recorded as paid in capital.

In March 2002, Infinity and Edge mutually agreed to terminate the option.

11.  COMMON STOCK

In July 1996, we sold 1,395,000 shares of Common Stock for $5.00 per share.

On August 30, 1999, Infinity, a related party, delivered a notice of conversion to us to convert 1,627 of its 4,400 shares of our Series A-2 Cumulative Convertible and Redeemable Preferred Stock into 2,398,714 shares of Edge's Common Stock. In June 2000, we recognized Infinity's conversion of 1,627 shares of its Series A-2 Convertible Preferred Stock into 2,398,714 shares of Edge's Common Stock and approved the issuance of those shares of Common Stock to Infinity as a result of such conversion.

In September 2000, we issued and sold an aggregate of 1,458,667 shares of our Common Stock to private accredited investors for an aggregate purchase price of approximately $2,188,000 in a private offering. In connection with the private offering, we issued warrants to purchase 729,333 shares of our Common Stock to private accredited investors at an exercise price of $3.00 per share. These warrants expire on September 1, 2005. As of December 31, 2001, none of the warrants have been exercised. We also issued 83,333 shares of Common Stock to Marion Interglobal, Ltd. as a result of the conversion by Marion of $125,000 of indebtedness owed to Marion, and 142,005 shares of Common Stock to Great White Shark Enterprises, Inc. upon its conversion of approximately $284,009 of indebtedness owed to Great White Shark Enterprises.

In September 2000, we issued 2,644,841 shares of our Common Stock to PurchasePooling, a related party, in return for 9,593,824 shares of PurchasePooling Series A Convertible Preferred Stock. In December 2000, we invested an additional $620,000 with PurchasePooling, a related party, in return for 2,214,285 shares of Series C Convertible Preferred Stock. As a result, at December 31, 2000 we had an approximate 18% ownership interest in PurchasePooling. Our President and CEO is also the interim CEO of PurchasePooling. In 2000, we entered into an agreement to acquire from Odyssey Ventures Online S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 268,789 shares of Edge's Common Stock. In April 2001, the agreement was finalized and the shares of Common Stock were issued.

12.  INCOME TAXES

As of December 31, 2001 and 2000, we had approximately $11.2 million and $7.6 million, respectively, of net deferred tax assets resulting primarily from net operating loss carryforwards. Due to the uncertainty of our ability to generate sufficient taxable income in the future to utilize such loss carryforwards, the net deferred assets have been fully reserved as of December 31, 2001 and 2000. Additionally, as we continue to raise additional financing through the issuance of equity, the utilization of such amount could be limited by future changes of ownership.

As of December 31, 2001 our net operating loss carryforwards and their expiration are as follows:

                  NOL
              Carryforward          Expires In
            -----------------   -------------------
                $ 3,101,000            2012
                  8,461,000            2013
                  7,055,000            2019
                  3,207,000            2020
                  5,116,000            2021
            -----------------
                $26,940,000
            =================


13.  STOCK OPTION PLAN

In April 1996, we adopted the 1996 Stock Option Plan (the "1996 Plan") and it was amended most recently in August 2000. The 1996 Plan provides for the granting to directors, officers, key employees and consultants of up to 500,000 shares of Common Stock in a year. Grants of options may be incentive stock options or non-qualified stock options and will be at such exercise prices, in such amounts, and upon such terms and conditions, as determined by the Board of Directors or the compensation committee of the Board of Directors. The term of any option may not exceed ten years. In August 2000, the 1996 Plan was amended to increase the number of shares reserved for issuance to 1,000,000 shares of Edge's Common Stock outstanding.

The 1996 Plan also provides for the automatic grant of 5,000 non-qualified stock options upon commencement of service of a non-employee director and 2,500 options per year per director thereafter. The exercise price of the option may not be less than 100% of the market value of Edge's Common Stock at the time of grant. Such options vest one-third on the date of the grant and one-third on the first two anniversary dates and have a term of five years. Because of their relationship with a stockholder of Edge, each of our current non-employee directors has declined such option grants.

We apply APB Opinion No. 25 in accounting for our Plan. Had we determined compensation cost based on fair value at the grant date for its stock options under SFAS No. 123, our net loss and net loss per share for the year ended December 31, 2001 and 2000, would have increased to $10,217,096 and $9,040,468 and $.63 and $1.17, respectively, based upon an estimated holding period of five years and an estimated volatility of 110%.

In July 2000, we granted 850,000 options to purchase Edge's Common Stock to a consultant of ours at an exercise price of $2.31 per share. The fair value of the options were $1,343,000, of which $223,833 was recorded as expense in both 2000 and 2001 and the remaining $895,334 of expense was recorded as a part of the discontinued operations in 2001.

In September 2000, in accordance with the execution of an employment agreement, we granted options to one of our officers to purchase 300,000 shares of Edge's Common Stock at an exercise price of $2.00 per share. As the exercise price of the options was less than the market value of Edge's Common Stock at the date of issuance, we recorded $356,280 of deferred compensation expense. We were amortizing the expense on a straight- line basis over 36 months. The officer resigned in September 2001, and as a result, the remaining amount of $316,696 was recognized as compensation expense in 2001.

Stock option grants approved in 2000 and 2001 that would cause the number of issued options to exceed authorized amounts were approved by the Board of Directors, subject to approval by the stockholders at the next annual meeting of stockholders, in order to increase the number of options available under the Plan.

Stock option activity during the periods is indicated as follows:

                                                                  Weighted
                                            Number of             Average
                                              Shares           Exercise Price
                                        ---------------------  -----------------
Balance at January 1, 2000                    468,510               $5.04
   Granted                                  1,457,000               $2.25
   Exercised                                      -
   Forfeited                                 (394,907)              $4.65
                                        -------------
Balance at December 31, 2000                1,530,603               $2.32
   Granted                                  3,420,000               $1.50
   Exercised                                      -
   Forfeited                               (1,090,603)              $2.19
                                        -------------
Balance at December 31, 2001                3,860,000               $1.70
                                        =============

The weighted average fair value of options granted during 2000 and 2001 was $1.58 and $.79 respectively.

At December 31, 2000 and 2001, there were 660,103 and 1,056,800 options exercisable, respectively. At December 31, 2001, the weighted-average exercise price and weighted-average remaining contractual life of outstanding options was as follows:

                                           Outstanding                                      Exercisable
                  --------------------------------------------------------------- ---------------------------------
                                         Weighted             Weighted                                 Weighted
                                          Average         Average Remaining                            Average
     Exercise                            Exercise            Contractual                               Exercise
      Price              Shares            Price                Life                    Shares          Price
--------------------------------------------------------------------------------- ---------------------------------
      $1.50             2,910,000          $1.50                  9.1                    673,500        $1.50
    $2.00-2.31            950,000          $2.28                  8.6                    383,333        $2.23
                        ---------                                                      ---------
                        3,860,000          $1.69                                       1,056,800        $1.76
                        =========                                                      =========

At December 31, 2001, we had 729,333 warrants outstanding at an exercise price of $3.00 (see Note 11 - COMMON STOCK).

In July 2001, our Vice President resigned and entered into a separation agreement with us whereby we would pay him approximately $45,000 and grant him 75,000 warrants, exercise price of $1.50, in exchange for forgiveness of amounts due him and cancellation of all previously issued options. At April 12, 2002, neither the $45,000 had been paid nor the warrants been issued, but the individual had taken no action associated with the default.

14.  COMMITMENTS AND CONTINGENCIES

Operating Leases

At December 31, 2001, we have no long-term non-cancelable leases. We maintain our sole office in a shared space provided, without cost, by representatives of a significant stockholder. Such arrangement is expected to continue until additional financing can be arranged.

Legal Proceedings

Proceedings with Stockholders

In August 1999, Infinity, a related party, filed suit against Edge to recognize the conversion of 1,627 shares of Edge's Series A-2 Convertible Stock into 2,398,714 shares of Edge's common Stock. In June 2000, we recognized Infinity's conversion and approved the issuance of those shares of Common Stock, effective August 1999, to Infinity.

Proceedings with Former Officers and Directors

In September 1999, Earl F. Takefman and Richard Parker filed suit against Edge and certain other parties, asserting claims for breach of contract and other matters. In October 1999, we counter-sued Messrs. Takefman and Parker for, among other items, breach of fiduciary duty and breach of employment agreements. In April 2001, Edge, Messrs. Takefman and Parker, and the other individuals and entities named in the lawsuits, entered into a settlement agreement whereby we issued 100,000 shares of restricted Common Stock and paid a cash amount of $30,000 to Messrs. Takefman and Parker in satisfaction of any outstanding claims or claims to options. The related expense of $84,000 was recognized in 2000.

Proceedings with Debtors

See Note 8 "NOTE RECEIVABLE."

The $1.4 million loan to Hencie matured November 22, 2001, and is in default. On January 8, 2002, we filed suit for collection against Hencie, Inc., as debtor, and its CEO Adil Kahn and Hencie Consulting Services, Inc., both as guarantors. The suit seeks to collect principal and interest due to us totaling approximately $1.6 million plus collections costs. Hencie responded to the suit with a general denial and filed a counterclaim against us and certain of our officers alleging misuse of confidential information, tortuous interference and business disparagement and slander. We believe the allegations made in the counterclaim are without merit and will both defend the matter and pursue collection efforts vigorously.

Employment Agreements

In January 2001, we entered into an employment agreement with Mr. Graham C. Beachum II to serve as our President and Chief Executive Officer. Mr. Beachum has assembled other personnel to develop and expand our business plan. The Agreement expires on January 2, 2005, unless terminated earlier. Under the Agreement, Mr. Beachum is entitled to receive an annual base salary of $100,000 that shall be increased to $240,000 upon the successful conclusion of an equity offering by Edge of at least $10 million. The annual base salary shall be increased by 5% each fiscal year. In addition, Mr. Beachum was granted options to purchase 1,500,000 shares of Edge's Common Stock at an exercise price of $1.50 per share, of which 25% vested upon the grant date and the remainder vesting at the rate of 18.75% on January 2 of each successive year. Pursuant to the agreement, Mr. Beachum will also be eligible to receive a bonus based on our performance, as determined by the Board of Directors or its Compensation Committee. In the event that Mr. Beachum is terminated without cause, including a change of control (as defined in the Agreement), he will be entitled to receive as severance the amount of his base salary for (i) the remainder of his term of employment, or (ii) six months, whichever period is shorter. The Agreement also contains customary nondisclosure and non-competition covenants, as well as an assignment of inventions. We were not required to record any compensation expense in 2001 as a result of the grant of these options.

In January 2001, we entered into an employment agreement with Mr. Graham C. "Scooter" Beachum III to serve as our Vice President and General Manager. The Agreement expires on January 2, 2005, unless terminated earlier. Under the Agreement, Scooter Beachum is entitled to receive an annual base salary of $95,000 that shall be increased to $165,000 upon the successful conclusion of an equity offering by Edge of at least $10 million. The annual base salary shall be increased by 5% each fiscal year. In addition, Scooter Beachum was granted options to purchase 750,000 shares of Edge's Common Stock at an exercise price of $1.50 per share, of which 25% vested upon the grant date and the remainder vesting at the rate of 18.75% on January 2 of each successive year. Pursuant to the agreement, Scooter Beachum will also be eligible to receive a bonus based on our performance, as determined by the Board of Directors or its Compensation Committee. In the event that Scooter Beachum is terminated without cause, including a change of control (as defined in the Agreement), he will be entitled to receive as severance the amount of his base salary for (i) the remainder of his term of employment, or (ii) six months, whichever period is shorter. The Agreement also contains customary nondisclosure and non-competition covenants, as well as an assignment of inventions. We were not required to record any compensation expense in 2001 as a result of the grant of these options. Scooter Beachum is the son of our Chief Executive Officer, Graham C. Beachum II.

15.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In June 2000, we recognized Infinity's conversion and approved the issuance of 2,398,715 shares of Common Stock for $1,627,000 of preferred stock. Infinity is a related party.

In September 2000, we issued 2,644,841 shares of our Common Stock to PurchasePooling, a related party, in return for 9,593,824 shares of PurchasePooling Series A Convertible Preferred Stock. The cost of this investment in PurchasePooling was $3,967,262.

In September 2000, we completed our corporate reorganization announced in July 2000. Infinity, Glacier Capital Limited and Summit Capital Limited, which were the holders of the convertible notes and shares of Series A-2 Convertible Preferred Stock issued by Edge, converted all the convertible securities based on a formula of one (1) share of Common Stock for each $1.00 of principal and interest outstanding under the convertible notes and for each $1.00 of liquidation amount of the Series A-2 Convertible Preferred Stock and of unpaid dividends. Accordingly, we issued 6,689,165 shares of our Common Stock in return for the conversion of $4,373,000 of preferred stock and $1.5 million of convertible debt.

In September 2000, we issued 83,333 shares of Common Stock to Marion Interglobal, Ltd. as a result of the conversion by Marion of $125,000 of indebtedness owed to Marion by Edge, and 142,005 shares of Common Stock to Great White Shark Enterprises, Inc. upon its conversion of approximately $284,000 of indebtedness owed to Great White Shark Enterprises by us.

In 2000, we entered into an agreement with Odyssey Ventures, an unrelated party, to purchase an additional 975,000 shares of Series A Convertible Preferred Stock of PuchasePooling in exchange for 268,789 shares of Edge's common stock. The stock, valued at $188,000, was issued in April 2001.

In December 2001, we learned that $91,095 in preferred dividends and interest were not paid in the September 2000 corporate reorganization. As a result, 91,095 common shares of Edge were issued, as of December 31, 2001, to Infinity, Glacier Capital Limited and Summit Capital Limited on the original terms of one share of Common Stock for each $1.00 of principal and interest converted in satisfaction of the obligation. This was recorded in General and Administrative expense in the Statement of Operations.

16.  SUBSEQUENT EVENTS (unaudited)

2000 Infinity Loans

Upon maturity, as of April 1, 2002, Infinity elected to convert the outstanding principal and interest totaling $258,464 into $.01 par value Common Stock at $.65 per share resulting in 397,637 shares issued by us. We claimed an exemption for this issuance under section 4(2) of the Securities Act of 1933.

Catalyst Loan

On December 28, 2001, Catalyst Master Fund, L. P. assigned the Catalyst Loan, and its rights thereunder, to Sandera Partners, L. P. ("Sandera") as part of a redemption of Sandera's limited partnership interest in Catalyst. Certain of our directors are officers of an entity that manages Sandera.

Subsequent to December 31, 2001, as part of the April 2002 Series A Convertible Preferred Stock financing described below, Sandera converted all outstanding principal and interest due on the loan (total of $1,530,124) and contributed an additional amount of approximately $470,000 in cash in exchange for 2,000 shares of Series A Convertible Preferred Stock.

April 2002 Series A Convertible Preferred Stock

On April 1, 2002, we issued 4,200 shares of Series A Convertible Preferred Stock ("Series A Preferred") at $1,000 per share providing proceeds to us of $2,669,876 calculated as $4,200,000, less $1,530,124 of the pre-
existing Sandera debt converted to Series A Preferred. The Series A Preferred shares carry an 8% cumulative dividend and are convertible at the option of the holder into shares of $.01 par value Common Stock of Edge any time after one year at an initial conversion price of $.75 per share. The preferred shares have voting rights pari pasu with the Common Stock and as a separate class on certain matters. The shares also have an antidilution provision whereby the price and number of shares issuable upon conversion adjusts for stock splits, stock dividends and future share issuances below the conversion price of the Series A Preferred. The Series A Preferred have demand registration rights after one year following closing of the financing transaction and the right to elect one member to our Board of Directors.

In connection with the issuance of Series A Preferred, each purchaser received warrants entitling the holder to purchase 20 shares of Edge's $.01 par value Common Stock for each 100 shares of Common Stock the holder is entitled to receive upon conversion. The warrants entitle the holder to purchase common shares at the price of $1.15 per share. The warrants become exercisable on the second anniversary of the issuance of the Series A Preferred and, unless exercised earlier, will expire on the fourth anniversary of the issuance. We issued warrants exercisable for a total of 1,119,998 shares of Common Stock in the offering. We paid no commissions in connection with issuance of Series A Preferred.

Acquisition of Media Resolutions, Inc.

On April 11, 2002, we closed the previously announced acquisition of Media Resolutions, Inc., an ASP and website hosting company located in Dallas, Texas. We paid $330,000 in cash and 500,000 restricted shares of our Common Stock in exchange for all the outstanding shares of Media Resolutions. The acquisition will be accounted for using the purchase method of accounting. As such, the assets and liabilities of Media Resolutions will be recorded at their estimated fair value and the results of operations will be included in our consolidated result of operations from the date of acquisition. Media Resolutions has four employees and generated revenues of approximately $283,000 and net loss of approximately $9,800 in 2001. We will use Media Resolutions to develop and host websites and deliver the proprietary software products we intend to acquire as we further implement our business plan.

Media Resolutions was established in February 1999, and specializes in application hosting while also providing an array of other products and services including: HTML and Cold Fusion website development, graphic design, streaming video and custom scripting. Media Resolutions operates from a co-location site maintained by Allegiance Telecom, Inc. in Dallas, Texas under a short-term master service agreement.

Due to the recent nature of the acquisition, it was not practicable to provide further disclosure under SFAS 141, "Business Combinations."

Acquisition of The Visionary Group, Inc.

On April 8, 2002, we acquired The Visionary Group, Inc., a professional services firm providing IT consulting services related to Oracle applications software. Headquartered in Dallas, Texas, The Visionary Group has operations in Dallas and Austin, Texas. We paid $910,000 in cash and paid approximately $70,000 of existing debt in exchange for all the outstanding shares of The Visionary Group. The acquisition will be accounted for using the purchase method of accounting. As such, the assets and liabilities of The Visionary Group will be recorded at their estimated fair value and the results of operations will be included in our consolidated result of operations from the date of acquisition. The Visionary Group has 14 employees and generated revenues of $3.4 million and break even net income in 2001. We intend to expand the operations of The Visionary Group through the introduction of the proprietary software products wet intend to acquire as we further implement our business plan.

Founded in March 1997, The Visionary Group is an e-Business consulting and integration services firm that specializes in implementing, customizing, upgrading and supporting the Oracle suite of business applications. The Visionary Group provides a full line of application development, system upgrades and integration of Oracle products. With a strong focus and understanding of middle market companies and client satisfaction and loyalty, The Visionary Group is able to provide its clients with a wide range of business solutions, products and services.

Due to the recent nature of the acquisition, it was not practicable to provide further disclosure under SFAS 141, "Business Combinations."

ITEM 8. CHANGES IN AND DISAGREEMENTS WTH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our former accountants, Arthur Andersen LLP, resigned on June 16, 2000. Arthur Andersen's report on our financial statements as of and for the fiscal year ended December 31, 1998, did not contain any adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Arthur Andersen's report on our financial statements as of and for the fiscal year ended December 31, 1999, contained an explanatory fourth paragraph that expressed substantial doubt about our ability to continue as a going concern. Our Board of Directors approved the resignation of Arthur Andersen LLP as our accountants on June 23, 2000. During the fiscal years ended December 31, 1998 and December 31, 1999, and all subsequent interim periods through March 31, 2000, there were no reportable events or disagreements with our former accountants, Arthur Andersen, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make a reference to the subject matter of the disagreement in connection with Arthur Andersen's reports.

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

Graham C. Beachum II          Age 54, a director since January 2001.

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


J. Keith Benedict             Age 30, a director since August 1999.

                              Mr. Benedict has been Vice President of the general partner of HW Capital, L.P., the investment manager for several affiliated investment funds that are stockholders of Edge, since April 1999. From September 1996 to March 1999, Mr. Benedict served as an attorney in the corporate and securities section at the law firm of Bracewell & Patterson, L.L.P. Mr. Benedict received a J.D. degree from the Washington & Lee University School of Law in May 1996.

John A. Wagner                Age 45, a director since August 1999.

                              Mr. Wagner serves as President of the Hunt Sports Group, L.L.C., and has been an officer of Hunt Sports Group, L.L.C. since January 1997. Mr. Wagner has been a Vice President of the general partner of HW Capital, L.P., the investment manager for several affiliated investment funds which are stockholders of Edge, since July 1999. Prior to January 1997, Mr. Wagner was a CPA and served 12 years in the public accounting industry, predominantly with Coopers and Lybrand, L.L.P. His area of expertise was federal and state tax issues for entrepreneurial and sports related interests.

Named Executive Officers

Below are the names and ages of the named executive officers of Edge Technology Group, Inc. as of April 12, 2002, and a brief description of their prior experience and qualifications.

Graham C. Beachum II          Age 54, President and Chief Executive Officer and
                              Director Since January 2001. See the biography of
                              Mr. Beachum under "Your Board of Directors" above.


David N. Pilotte              Age 43, Executive Vice President and Chief
                              Financial Officer since July 2001

                              Mr. Pilotte's business and consulting career spans more than 20 years of successful financial management. From June 1998 until after its sale in November 2000, Mr. Pilotte was Vice President and Corporate Controller of American Pad & Paper Company, a publicly held converter of paper products with revenues approaching $700 million annually. From April 1997 to April 1998 and prior to its sale to National Semiconductor, Mr. Pilotte was Corporate Controller of Cyrix Corporation, a publicly held company designing microprocessors for personal computers. From February 1992 to October 1996 Mr. Pilotte had Treasurer responsibilities for Baldor Electric Company, a publicly held manufacturer of industrial electric motors and drives. In the intervening months between positions listed above, Mr. Pilotte served as an advisor to small and mid-sized businesses effecting financial and operational restructurings, raising private capital and serving as interim CFO.

Significant Employees

Below is an additional significant employee of ours as of April 12, 2002, and a brief description of his prior experience and qualifications.

Graham C. "Scooter"           Age 32, Vice President and General Manager since
Beachum III                   January 2001

                              Mr. Beachum began his career as the founder of "StreetSmart," a technology product and pricing report that provided competitive intelligence to Dell Computer Corporation, IBM Corporation, Digital Equipment Corporation and other personal computer companies. In 1993 he sold his first entrepreneurial venture and shortly thereafter founded Axtive Software Corporation, with the development of "ART," an embedded customer relationship solution that captures customer registration data and initiates ongoing licensing, marketing and service relationships. The "ART" product line was followed by "e.Monogram," an E-business personalization application suite for business-to-business enterprises. After supporting client organizations such as IBM and Lotus Development, Axtive's technology and development operations were acquired by Remedy Corporation in 2000. Mr. Beachum earned a BS in MIS and a BS in Marketing from Southern Methodist University and a

                              MBA from the McLaren Business School at the University of San Francisco.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our Common Stock must report their initial ownership of the Common Stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in 2001.

ITEM 10. EXECUTIVE COMPENSATION

Summary compensation. The following table provides summary information concerning compensation paid by us to our Chief Executive Officer and other named executive officers, if any, who earned more than $100,000 in salary and bonus for all services rendered in all capacities during the fiscal year ended December 31, 2001. For a list of our current executive officers, see "ITEM 9 -Named Executive Officers."


                                                                                  Long-term
                                                                                 compensation
                                                            Annual                 awards
                                                         Compensation      -------------------------    All other
                                                     ----------------------  Securities underlying       compen-
     Name and Principal Position(s)          Year           Salary               options (#)             sation

--------------------------------------------------------------------------------------------------------------------
Graham C. Beachum II(1)                      2001           95,833                 1,500,000                -
     President and Chief Executive           2000                -                         -                -
     Officer (Since January 2001)            1999                -                         -                -

In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officer because the aggregate amount of these perquisites and other personal benefits was less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for the named executive officer in 2001.

(1) Mr. Beachum's principal positions are described above under "Your Board of Directors."


Stock options granted during the year ended December 31, 2001.

The following table provides information regarding the grant of stock options during fiscal 2001 to the named executive officer.

                                                             Individual Grants
                                             -----------------------------------------------------
                                                         % of total
                                      Number of            options
                                      securities          granted to
                                      underlying          employees      Exercise
                                       options            in fiscal      price per         Expiration
             Name                      granted               year          share              date

------------------------------------------------------------------------------------------------------------
Graham C. Beachum II                  1,500,000             44%          $   1.50       January 23, 2011

Year-end option values.

None of the named executive officers exercised any stock options during the year ended December 31, 2001. The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2001, and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year end value of our Common Stock.

                             Number of securities underlying       Value of the unexercised
                              unexercised options at fiscal     in-the-money options at fiscal
                                        year-end                           year-end

                           ----------------------------------------------------------------------
           Name               Exercisable      Unexercisable     Exercisable     Unexercisable

-------------------------------------------------------------------------------------------------
Graham C. Beachum II            375,000          1,125,000           --               --

Employment Contracts and Change-in-Control Arrangements

As of April 12, 2002, we had entered into the following employment contracts with our executive officer(s):

Graham C. Beachum II. In January 2001, we entered into an employment agreement with Mr. Beachum to serve as our President and Chief Executive Officer. Mr. Beachum has assembled other personnel to develop and expand our business plan. The Agreement expires on January 2, 2005, unless terminated earlier. Under the Agreement, Mr. Beachum is entitled to receive an annual base salary of $100,000 that shall be increased to $240,000 upon the successful conclusion of an equity offering by Edge of at least $10 million. The annual base salary shall be increased by 5% each fiscal year. In addition, Mr. Beachum was granted options to purchase 1,500,000 shares of Edge's Common Stock at an exercise price of $1.50 per share, of which 25% vested upon the grant date and the remainder vesting at the rate of 18.75% on January 2 of each successive year. Pursuant to the agreement, Mr. Beachum will also be eligible to receive a bonus based on our performance, as determined by the Board of Directors or its Compensation Committee. In the event that Mr. Beachum is terminated without cause, including a change of control (as defined in the Agreement), he will be entitled to receive as severance the amount of his base salary for (i) the remainder of his term of employment, or (ii) six months, whichever period is shorter. The Agreement also contains customary nondisclosure and non-competition covenants, as well as an assignment of inventions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Certain Stockholders, Directors and Executive Officers

     The following table sets forth information as of April 12, 2002 with respect to the beneficial ownership of our Common Stock and our Series A Convertible Preferred Stock by:

     *    each of our named executive officers and directors;

     *    all of our executive officers and directors as a group; and

     * each person or group of affiliated persons, known to us to own beneficially more than 5% of our Common Stock or our Series A Convertible Preferred Stock.

In accordance with the rules of the SEC, the table gives effect to the shares of Common Stock that could be issued upon the exercise of outstanding options and Common Stock purchase warrants within 60 days of April 12, 2002. Unless otherwise noted in the footnotes to the table, and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. The address of each executive officer and director is c/o Edge Technology Group, Inc., 6611 Hillcrest Avenue, Suite 223, Dallas, Texas 75205. We have calculated the percentages of shares beneficially owned based on 17,385,776 shares of Common Stock and 4,200 shares of Series A Convertible Preferred Stock outstanding at April 12 2002.

                                                                                                                       Percentage
                                                                                           Shares of Series A            of All
                                                             Shares of Common Stock     Convertible Preferred Stock      Voting
                 Person or Group                             beneficially owned (1)        beneficially owned (1)     Securities (2)
---------------------------------------------------------   -----------------------     ---------------------------   --------------
                                                              Number       Percent       Number            Percent
                                                            ---------     ---------     --------          ---------
Named Executive Officers and Directors:
Graham C. Beachum II (3).................................     656,250        3.6%          --                --            2.8%
J. Keith Benedict (4)(5).................................        --          --            --                --            --
John Wagner (4)(5).......................................        --          --            --                --            --
All executive officers and directors as a group (4
persons).................................................     731,250        4.0%          --                --            3.1%

Beneficial Owners of 5% or More of Our
 Outstanding Common Stock or our Series A Convertible
 Preferred Stock:
Glacier Capital Limited (4)(5)...........................   1,156,679        6.6%          --                --            5.0%
Summit Capital Limited (4)(5)............................   1,156,679        6.6%          --                --            5.0%
Sandera Partners, L.P. (4)(5)............................   2,380,357       13.7%       2,000                47.6%        22.0%
Global Capital Funding Group, L.P.; Strategic Investment
  Fund Limited (6).......................................          --        --         1,250                29.8%         7.2%
Infinity Investors Limited (7)...........................   7,327,786       42.1%          --                --           31.9%
GCA Strategic Investment Fund Limited (8)................          --        --           750                17.9%         4.3%

--------------
(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock and Series A Convertible Preferred Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days from the record date upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that (a) options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of April 12, 2002, have been exercised and (b) securities convertible into shares of Common Stock that are held by such person (but not those held by any other person) and which are convertible within 60 days of record date have been converted.

(2) Holders of Common Stock are entitled to one vote per share. Holders of Series A Convertible Preferred Stock are entitled to vote on an "as converted" basis. Since the "initial conversion price" has been set at $0.75 per share, each share of Series A Convertible Preferred Stock is considered to be convertible into 1,333.33 shares of Common Stock as of April 12, 2002. Therefore, for purposes of calculating the percentage of voting power held by any person or entity identified in the chart above, the total votes outstanding are equal to 22,985,762, being the result of the addition of the total votes attributable to the Common Stock as of April 12, 2002 (17,385,776) plus the total votes attributable to the Series A Convertible Preferred Stock as of April 12, 2002 (5,599,986).


(3) Includes options to purchase 656,250 shares of Common Stock which are exercisable within 60 days from April 12, 2002.

(4) J. Keith Benedict and John A. Wagner are representatives of the investment manager (or its affiliates) of Glacier Capital Limited, Summit Capital Limited and Sandera Partners, L.P.

(5) Summit Capital Limited, Glacier Capital Limited, and Sandera Partners, L.P. have affirmed the existence of a "group" as such term is used in Rule 13d-5 promulgated under the Securities Exchange Act of 1934, as amended. Information regarding these entities has been obtained from the Schedule 13D/A, filed January 7, 2002, with respect to the "group" in which these entities are included. J. Keith Benedict and John A. Wagner are representatives of the investment manager (or its affiliates) of the other funds in the group. The address of each of the entities in this group is 1601 Elm Street, Suite 4000, Dallas, Texas 75201.

(6) The address of Global Capital Funding Group, L.P; Strategic Investment Fund Limited is 106 Colony Park Drive, Suite 900 Cummings, GA 30040.

(7) The address of for Infinity Investors Limited is Hunkins Waterfront Plaza, Main Street, P.O. Box 556, Charlestown, Nevis, West Indies.

(8) The address of GCA Strategic Investment Fund Limited is c/o Prince Management Limited Mechanics Building 12 Church Street Hamilton Bermuda, HMII.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Financings

Infinity Financing and Conversion

On June 13, 1997, we arranged a three-year $7.5 million debt and convertible equity facility (the "Infinity Financing") with a group of investment funds led by Infinity, a related party, which resulted in net proceeds to us of approximately $7.2 million. Under the Securities Purchase Agreement dated June 13, 1997, including the amendments that have since been made to this agreement, we issued to the investment funds 1,039,388 shares of our Common Stock, 6,000 shares of Series A-2 Convertible Preferred Stock with a liquidation preference of $1,000 per share and 8.25% Convertible Notes in the original principal amount of $1.5 million.

Under the terms of the investment agreements, the investment funds were granted the right to convert their Series A-2 Convertible Preferred Stock and Convertible Notes into additional shares of our Common Stock, subject to our right to prepay or redeem any of those convertible instruments at any time. Because our Common Stock was delisted from the Nasdaq SmallCap Market, an Event of Default existed under the Infinity Financing. As a result, the investment funds attained the rights to convert each share of Series A-2 Convertible Preferred Stock into a number of shares of Common Stock based on a formula using a percentage of the market price of the Common Stock. On August 30, 1999, one of the investment funds delivered a notice to us to convert 1,627 of its 4,400 shares of our Series A-2 Convertible Preferred Stock into 2,398,714 shares of our Common Stock. The conversion was disputed, and litigation ensued in the Delaware Court of Chancery. In January 2000, the court dismissed the action stating that the claim relating to the conversion was moot because parties to the dispute had resigned from their positions with Edge.

In addition, because of the existence of an Event of Default under the Infinity Financing, the investment funds also attained the rights to convert the Convertible Notes into Common Stock based on the same formula used to convert the Series A-2 Convertible Preferred Stock into shares of Common Stock during an Event of Default. Dividends on the Series A-2 Convertible Preferred Stock began accruing on January 1, 2000, at the rate of 8.25% annually and were payable quarterly in cash or in shares of Common Stock. We paid no dividends on the Series A-2 Convertible Preferred Stock. The Convertible Notes matured in June 2000 and interest on the notes was due in cash. The Convertible Notes were secured by all of our significant assets.

In June 2000, we recognized Infinity's conversion of 1,627 shares of its Series A-2 Convertible Preferred Stock into 2,398,714 shares of Edge's Common Stock and approved the issuance of those shares of Common Stock to Infinity as a result of such conversion. See "Item 3. - Legal Proceedings - Proceedings with Stockholders."

As part of the reorganization of Edge effective September 1, 2000, Infinity, Glacier Capital Limited and Summit Capital Limited, which were the holders of the Convertible Notes and shares of Series A-2 Convertible Preferred Stock issued by Edge, converted all their convertible securities and accrued interest and dividends based on a formula of one (1) share of Common Stock for each $1.00 of principal and interest outstanding under the convertible notes and for each $1.00 of liquidation amount of the Series A-2 Convertible Preferred Stock and of unpaid dividends. The number of shares of Common Stock issued upon this conversion was 6,689,165. As a result of these actions, as of September 2000, , Edge had no shares of preferred stock outstanding and no outstanding convertible notes and was no longer in default under the documents governing the convertible notes and the Series A-2 Convertible Preferred Stock. In connection with these actions, we recognized a conversion loss and a provision for preferred stock dividends on the conversion of debt and preferred stock of $4,796,403 in 2000.

In December 2001, we learned that $91,095 in preferred dividends and interest were not paid in the September 2000 corporate reorganization. As a result, 91,095 common shares of Edge were issued, as of December 31, 2001, to Infinity, Glacier Capital Limited and Summit Capital Limited on the original terms of one share of Common Stock for each $1.00 of principal and interest converted in satisfaction of the obligation.

Infinity Option

On May 31, 2001, we sold to Infinity an option in return for the payment of $1.0 million payable in five payments of $200,000 each commencing on May 31, 2001 ("Infinity Option"). Pursuant to the Infinity Option, Infinity could elect on May 31, 2002, to exercise its option by assigning its interest in a note receivable of $10.0 million in exchange for 3,333,333 shares of Edge Common Stock. We received $600,000 during 2001 which was recorded as paid in capital.

In March 2002, Infinity and Edge mutually agreed to terminate the option.

2000 Infinity Loans

During 2000, Infinity, a related party, made certain loans to us for working capital purposes. These loans totaled approximately $219,000 and bear interest at a rate equal to 8.5% per annum. As part of the reorganization of Edge effective September 1, 2000, Infinity became entitled to the repayment of these loans. The loan agreement was renegotiated in April 2001 and again in January 2002 to extend the due date to March 31, 2002. As of December 31, 2001, there was $219,000 in principal outstanding.

Upon maturity, as of April 1, 2002, Infinity elected to convert the outstanding principal and interest totaling $258,464 into $.01 par value Common Stock at $.65 per share resulting in 397,637 shares issued by us. We claimed an exemption for this issuance under section 4(2) of the Securities Act of 1933.

PurchasePooling Investment

In September 2000, we issued 2,644,841 shares of Edge Common Stock to PurchasePooling Investment Fund in return for 9,593,824 shares of Series A Convertible Preferred Stock of PurchasePooling Solutions, Inc. ("PurchasePooling"). In December 2000, we invested an additional $620,000 in PurchasePooling in return for 2,214,285 shares of its Series C Convertible Preferred Stock. As a result, at December 31, 2000, we had an approximately 18% ownership interest in PurchasePooling, a start up Web-based demand aggregator working toward enabling government and educational entities to save significantly on large-ticket capital items by combining their purchasing power nationwide and globally. We are accounting for this investment under the cost method of accounting. Our President and CEO is also the interim CEO of PurchasePooling. In 2000, we entered into an agreement to acquire from Odyssey Ventures Online S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 268,808 shares of Edge Common Stock. In April 2001, the agreement was finalized and the shares of Common Stock were issued.

Based on valuation obtained on PurchasePooling in July 2001, we determined that the investment was impaired. Accordingly, we recorded an impairment charge of $ 2,495,954 that is included in "Impairment of Assets" in the Statement of Operations.

In October 2001, we participated to the amount of $400,000 in a syndicated loan to PurchasePooling in the amount of $1,600,000. The loan, structured as Convertible Note with Warrants, bears interest at 15% per annum, and if not converted earlier, matures in October 2003. Because PurchasePooling is in its development stage and is not generating any cash flows, we have no expectation for repayment of the loan. As such, we considered the investment to be an equity investment and we carried the loan as a part of our Investment - Related Party in the Balance Sheet. We did not accrue interest on the note.

Based upon the ongoing evaluation of our investment in PurchasePooling, we determined in April 2002, that our investment was not recoverable. As a result, we wrote off the balance of our investment in PurchasePooling as of December 31, 2001. The write off for the year 2001 was $5,175,954 and such amount is included in Impairment Charges in the Statement of Operations.

Management Fee

We have entered into a management agreement with PurchasePooling in which PurchasePooling pays us a management fee of $20,000 per month in return for the services provided by our President and other employees of ours. We collected $240,000 and $20,000 in management fees from PurchasePooling during 2001 and 2000 respectively. Such amounts are reflected as a reduction in "General and Administrative" expenses in the Statements of Operations.

Catalyst Loan

On December 13, 2000, we entered into a loan agreement with Catalyst Master Fund, L.P. ("Catalyst"), a related party, to borrow $620,000 (the "Catalyst Loan"). The Catalyst Loan was originally due on June 30, 2001, and bears interest at a rate equal to eight percent (8%) per annum. We used the proceeds of the Catalyst Loan to purchase 2,214,285 shares of Series C Convertible Preferred Stock of PurchasePooling. Catalyst Master Fund L.P. is a stockholder of ours and certain of our directors are officers of an entity that manages Catalyst Master Fund L.P.

The Catalyst Loan was convertible at the option of the holder into Edge Common Stock at a conversion price of $1.50 per share. The Catalyst Loan was also secured by a pledge of substantially all of our assets. Effective April 16, 2001, we entered into an amended loan agreement with Catalyst that increased the borrowings available under the original loan agreement from $620,000 to a total of $2,120,000. Under the amended loan agreement, we could draw down amounts under the loan agreement as we have a need for funds, subject to our being in compliance with the covenants contained in that loan agreement. The amended loan agreement bears interest at eight percent (8%) per annum and was due March 31, 2002. The additional amount available under the amended loan agreement is also convertible into Edge Common Stock at a conversion price of $1.50 per share and was secured by a pledge of substantially all of our assets. On December 31, 2000 and 2001, the principal balance outstanding on the Catalyst Loan was $620,000 and $1,420,000, respectively.

On December 28, 2001, Catalyst Master Fund, L. P. assigned the Catalyst Loan, and its rights thereunder, to Sandera Partners, L. P. ("Sandera") as part of a redemption of Sandera's limited partnership interest in Catalyst. Certain of our directors are officers of an entity that manages Sandera.

Subsequent to December 31, 2001, as part of the April 2002 Series A Convertible Preferred Stock financing described below, Sandera converted all outstanding principal and interest due on the loan (total of $1,530,124) and contributed an additional amount of approximately $470,000 in cash in exchange for 2,000 shares of Series A Convertible Preferred Stock.

Affiliate Relationships of Financing Transactions

J. Keith Benedict and John A. Wagner are representatives of the investment manager (or its affiliates) of H.W. Capital L.P. In addition, Graham C. Beachum II is interim Chief Executive Officer of PurchasePooling.

Employment Relationships

We have entered into employment agreements with Mr. Graham C. Beachum II and Mr. Graham C. "Scooter" Beachum III as described above.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this Report as required by Item 601 of Regulation S-B.

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
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

4.2 Form of Specimen Redeemable Warrant Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.3 Form of Warrant Agreement between Edge and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.4 Form of Warrant among American Stock Transfer & Trust Company, Edge and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.7 Form of Convertible Note issued to investors in the Infinity Bridge Financing (Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

4.8 Form of Common Stock Purchase Warrant issued to Vision Financial Group, Inc. (Incorporated by reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB filed November 14, 1997)

4.9 Form of Subscription and Securities Purchase Agreement dated April 1, 2002, between Edge Technology Group, Inc. and Purchasers as named therein. (filed herewith)

4.10 Certificate of Designation, Preference and Rights of Series A Convertible Preferred Stock of Edge Technology Group, Inc. dated April 1, 2002. (filed herewith)

4.11 Form of Common Stock Purchase Warrant dated April 1, 2002, issued to lpurchasers of Series A Convertible Preferred Stock. (filed herewith)

4.12 Registration Rights Agreement dated April 1, 2002 pertaining to Series A Convertible Preferred Stock (filed herewith)

4.13   Letter Agreement dated April 1, 2002 pertaining to conversion of Infinity
       Note into shares of Common Stock (filed herewith).

10.1 License Agreement, dated March 1, 1995, between Great White Shark Enterprises, Inc. and Edge, as supplemented (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

10.2 Amendment to License Agreement, dated as of June 3, 1997, by and among Edge, Greg Norman and Great White Shark Enterprises, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed June 27, 1997)

10.3 Amendment to License Agreement, dated as of January 1, 2000, by and among Edge, Greg Norman and Great White Shark Enterprises, Inc. (Previously filed on April 14, 2000 with Registrant's Report on Form 10-K for fiscal year ended December 31, 1999)

*10.4 Employment Agreement, dated as of May 1, 1996, between Thomas S. Peters and Edge, as amended (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 Registration No. 333-5193) effective July 24, 1996)

*10.5 Amended and Restated 1996 Stock Option Plan (Incorporated by reference to our 1996 definitive Proxy Statement filed on April 7, 1997)

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

 10.19 Amendment, dated as of December 31, 1998, to License Agreement dated as of March 1, 1995, by and between Greg Norman and Great White Shark Enterprises, Inc. and Edge, as amended on April 19, 1996, October 18, 1996 and June 3, 1997 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)

10.21 Sublease Agreement, dated as of September 29, 1999, by and between Edge and Sensormatic Electronics Corporation (Previously filed on April 14, 2000 with Registrant's Report on Form 10-K for fiscal year ended December 31, 1999)

10.22 Note and Security Agreement dated as of December 14, 2000 between Edge and Catalyst Master Fund, L.P. (Previously filed on April 17, 2001, with the Registrant's Report of Form 10-KSB for the year ended December 31, 2000.)

10.23 Agreement and Plan of Merger Among Edge Technology Group, Inc., Visionary Acquisition Corp., The Visionary Group, Inc. and The Visionary Group Shareholders dated April 8, 2002. (filed herewith)

10.24 Agreement and Plan of Merger Among Edge Technology Group, Inc., Media Resolutions Acquisition Corp., Media Resolutions, Incorporated and Media Resolutions Shareholders dated April 11, 2002. (filed herewith)

16.1 Letter, dated November 14, 1997, from KPMG Peat Marwick LLP to the Securities and Exchange (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K/A filed November 19, 1997)

24.1   Power of Attorney (included with the signature page hereof)

*Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

On October 6, 2000 we filed a report on Form 8-K disclosing under Item 2 that on September 22, 2000, Edge completed the investment transaction with Hencie.

On September 24, 2001, we filed a report on Form 8-K disclosing under Item 2 that on September 10, 2001, Edge had closed the previously announced sale of assets related to our One-on-One business to Visual Edge, Inc. under an Asset Purchase and Assignment and Assumption Agreement dated as of July 24, 2001.

                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGE TECHNOLOGY GROUP, INC.

/s/ Graham C. Beachum II
------------------------
Graham C. Beachum II
Chief Executive Officer
(Principal Executive Officer)
April 16, 2002


/s/ David N. Pilotte
--------------------
David N. Pilotte
Executive Vice President and
Chief Financial Officer, Secretary
(Principal Financial and Accounting Officer)
April 16, 2002



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

SIGNATURES                      TITLE                           DATE

/s/ Graham C. Beachum II        Chief Executive Officer,        April 16, 2002
------------------------        President and Director
                                (Principal Executive Officer)

/s/ J. Keith Benedict           Director                        April 16, 2002
---------------------


/s/ John A. Wagner              Director                        April 16, 2002
------------------

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

4.2 Form of Specimen Redeemable Warrant Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.3 Form of Warrant Agreement between Edge and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.4 Form of Warrant among American Stock Transfer & Trust Company, Edge and Whale Securities Co., L.P. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996)

4.7 Form of Convertible Note issued to investors in the Infinity Bridge Financing (Incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed June 23, 1997)

4.8 Form of Common Stock Purchase Warrant issued to Vision Financial Group, Inc. (Incorporated by reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB filed November 14, 1997)

4.9 Form of Subscription and Securities Purchase Agreement dated April 1, 2002, between Edge Technology Group, Inc. and Purchasers as named therein. (filed herewith)

4.10 Certificate of Designation, Preference and Rights of Series A Convertible Preferred Stock of Edge Technology Group, Inc. dated April 1, 2002. (filed herewith)

4.11 Form of Common Stock Purchase Warrant dated April 1, 2002, issued to purchasers of Series A Convertible Preferred Stock. (filed herewith)

4.12 Registration Rights Agreement dated April 1, 2002 pertaining to Series A Convertible Preferred Stock (filed herewith)

4.13 Letter Agreement dated April 1, 2002 pertaining to conversion of Infinity
Note into shares of Common Stock (filed herewith).

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

10.18 Form of Warrant Certificate. (Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed February 9, 1998)

10.19 Amendment, dated as of December 31, 1998, to License Agreement dated as of March 1, 1995, by and between Greg Norman and Great White Shark Enterprises, Inc. and Edge, as amended on April 19, 1996, October 18, 1996 and June 3, 1997 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)

10.21 Sublease Agreement, dated as of September 29, 1999, by and between Edge and Sensormatic Electronics Corporation (Previously filed on April 14, 2000 with Registrant's Report on Form 10-K for fiscal year ended December 31, 1999)

10.22 Note and Security Agreement dated as of December 14, 2000 between Edge and Catalyst Master Fund, L.P. (Previously filed on April 17, 2001, with the Registrant's Report of Form 10-KSB for the year ended December 31, 2000.)

10.23 Agreement and Plan of Merger Among Edge Technology Group, Inc., Visionary Acquisition Corp., The Visionary Group, Inc. and The Visionary Group Shareholders dated April 8, 2002. (filed herewith)

10.24 Agreement and Plan of Merger Among Edge Technology Group, Inc., Media Resolutions Acquisition Corp., Media Resolutions, Incorporated and Media Resolutions Shareholders dated April 11, 2002. (filed herewith)


16.1 Letter, dated November 14, 1997, from KPMG Peat Marwick LLP to the Securities and Exchange (Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K/A filed November 19, 1997)

24.1 Power of Attorney (included with the signature page hereof)


* Indicates management contract or compensatory plan or arrangement