Form 10QSB
period 2002-03-31
EDGE TECHNOLOGY GROUP INC
filed 2002-05-14
CIK 1015172

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-QSB


         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

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

          6611 HILLCREST AVENUE #223, DALLAS, TEXAS 75205
             (Address of principal executive offices)

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

As of May 10, 2002, the issuer had 17,385,776 shares of Common
Stock outstanding.

                   EDGE TECHNOLOGY GROUP, INC.
                        TABLE OF CONTENTS



            PART I  FINANCIAL INFORMATION                Page No.
                                                        ----------
ITEM 1.  Financial Statements:

     Balance Sheets as of December 31, 2001 and
       March 31, 2002 (unaudited)......................      3
     Unaudited Statements of Operations for the
       Three Months Ended March 31, 2001 and 2002......      4
     Unaudited Statements of Cash Flows for the
       Three Months Ended March 31, 2001 and 2002......      5

     Notes to Unaudited Financial Statements...........     6-9

ITEM 2.  Management's Discussion and Analysis
            or Plan of Operations......................      9


           PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings.............................     16

ITEM 2.  Changes in Securities and Use of Proceeds.....     16

ITEM 3.  Defaults Upon Senior Securities...............     17

ITEM 4.  Submission of Matters to a Vote of
            Security Holders...........................     17

ITEM 5.  Other Information.............................     17

ITEM 6.  Exhibits and Reports on Form 8-K..............     17

SIGNATURE..............................................     18

                   EDGE TECHNOLOGY GROUP, INC.
                         BALANCE SHEETS




                                                            December 31,     March 31,
                                                                2001           2002
                                                            ------------   ------------
                                                                            (unaudited)
CURRENT ASSETS
   Cash and Cash Equivalents                                $     82,567   $    489,819
   Other Current Assets                                           20,339         20,370
                                                            ------------   ------------
     Total Current Assets                                        102,906        510,189

NON-CURRENT ASSETS
   Fixed Assets, net                                              35,385         31,632
   Note Receivable, net of allowance of $1,400,000 as
     of December 31, 2001 and March 31, 2002                           -              -
   Capitalized Acquisition Costs and Deferred
     Financing Fees                                                    -         56,278
                                                            ------------   ------------
                                                            $    138,291   $    598,099
                                                            ============   ============

CURRENT LIABILITIES
   Accounts Payable                                         $    451,993   $    473,455
   Accrued Expenses                                              239,489        234,582
                                                            ------------   ------------
     Total Current Liabilities                                   691,482        708,037

Notes Payable - Related Parties                                1,639,000      1,639,000
Advanced Funding of Equity Issuance                                    -        470,507
                                                            ------------   ------------
     Total Non-current Liabilities                             1,639,000      2,109,507
                                                            ------------   ------------
        TOTAL LIABILITIES                                      2,330,482      2,817,544
                                                            ============   ============

Commitments and Contingencies                                          -              -

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred Stock, no par value,
  5,000,000 shares authorized, none issued or outstanding
  at December 31, 2001 or March 31, 2002                               -              -
Common Stock, $.01 par value, 100,000,000 shares authorized,
  16,488,139 issued and outstanding at December 31, 2001
  and March 31, 2002                                             164,881        164,881
Additional Paid in Capital                                    40,048,615     40,248,615
Accumulated Deficit                                          (42,405,687)   (42,632,941)
                                                            ------------   ------------
         TOTAL STOCKHOLDERS' DEFICIT                          (2,192,191)    (2,219,445)
                                                            ------------   ------------
                                                            $    138,291   $    598,099
                                                            ============   ============




           The accompanying notes are an integral part of these financial statements.

                   EDGE TECHNOLOGY GROUP, INC.
                    STATEMENTS OF OPERATIONS
                           (UNAUDITED)





                                                     For the Three Months
                                                       Ended March 31,
                                                  --------------------------
                                                     2001           2002
                                                  -----------    -----------
Sales                                                       -    $         -

Operating Expenses
  General and Administrative                           19,050        191,961
                                                  -----------    -----------
Operating Loss                                        (19,050)      (191,961)

Other Income (Expense)
  Interest Income                                         700              8
  Interest Expense                                    (18,116)       (34,339)
  Taxes - Other                                             -           (962)
  Amortization of Deferred Financing Fees              (2,813)             -
                                                  -----------    -----------
     Total Other Income (Expense)                     (20,229)       (35,293)
                                                  -----------    -----------
Loss from Continuing Operations                       (39,279)      (227,254)

Loss from Discontinued Operations                    (350,881)             -
                                                  -----------    -----------
Net Loss                                          $  (390,160)   $  (227,254)
                                                  ===========    ===========
Basic and Diluted Loss Per Share
  From Continuing Operations                      $         -    $     (0.01)
  From Discontinued Operations                          (0.02)             -
                                                  -----------    -----------
Net Loss Per Share                                $     (0.02)   $     (0.01)
                                                  ===========    ===========

Weighted Average Common Shares Outstanding         16,016,335     16,488,139
                                                  ===========    ===========




           The accompanying notes are an integral part of these financial statements.

                   EDGE TECHNOLOGY GROUP, INC.
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                                                For the Three Months
                                                                  Ended March 31,
                                                            ---------------------------
                                                                2001          2002
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                    $   (390,160)  $   (227,254)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Non-cash stock and stock option compensation expense         141,605              -
    Depreciation and amortization                                  9,706          3,753
    Gain on disposal of fixed assets                                (589)             -
Change in assets and liabilities:
   Decrease in accounts receivable                                 7,448              -
   Increase in inventory                                            (708)             -
   Decrease in prepaid expenses - advance royalties                5,024              -
   Decrease (increase) in other current assets                     7,235            (31)
   Increase in other assets                                      (14,906)             -
   (Decrease) increase in accounts payable                       (19,970)        21,462
   Increase (decrease) in accrued expenses                        85,054         (4,907)
   Decrease in other current liabilities                         (30,777)             -
                                                            ------------   ------------
Net cash used in operating activities                           (201,038)      (206,977)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized acquisition costs                                          -        (29,211)
Proceeds from the sale of fixed assets                            14,176              -
                                                            ------------   ------------
Net cash provided by (used in) investing activities               14,176        (29,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable, net                                  100,000              -
Deferred financing fees                                                -        (27,067)
Advanved funding of equity issuance                                    -        470,507
Contributed Capital                                                    -        200,000
                                                            ------------   ------------
Net cash provided by financing activities                        100,000        643,440
                                                            ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          (86,862)       407,252

Cash and Cash Equivalents, beginning of period                   169,846         82,567
                                                            ------------   ------------
Cash and Cash Equivalents, end of period                    $     82,984   $    489,819
                                                            ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                      $      2,043   $          -
                                                            ============   ============
Cash paid for taxes                                         $          -   $        962
                                                            ============   ============



           The accompanying notes are an integral part of these financial statements.

                   EDGE TECHNOLOGY GROUP, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS


In this Quarterly Report on Form 10-QSB, we will refer to Edge
Technology, Inc., a Delaware corporation, as "Edge," "Company,"
"we," "us" and "our."


1.  BASIS OF PRESENTATION

The financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations and cash flows for the three months ended March 31, 2002, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 2002. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.


2.  DISCONTINUED OPERATIONS - SALE OF "ONE-ON-ONE" ASSETS

On September 10, 2001, we closed the previously announced sale of assets related to our One-on-One business to a newly formed, unrelated entity, Visual Edge, Inc. Accordingly, results of this operation have been classified as discontinued and prior periods have been restated.

The operating results of the discontinued operation for the three months ended March 31, 2001, included sales of $100,055 and a net loss of $350,881.


3.  UNCERTAINTY OF PROPOSED PLAN OF OPERATION

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $42.6 million at March
31, 2002.

The Company's recent change in focus to acquiring information technology consulting services, business process software applications and application services is a new business concept for the Company and we cannot predict the nature and extent of demand for our anticipated products and services.

In order to implement our new business plan it will be necessary to secure additional financing, and there can be no assurance that any additional financing will be available on acceptable terms. Should we be unable to obtain additional financing, we would be unable to acquire technology companies or continue operations.

4.  LOSS PER SHARE

Basic loss per share is calculated by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.

As of March 31, 2001 and 2002, due to our net losses, shares of our $.01 par value common stock ("Common Stock") issuable upon the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive.


5.  NOTE RECEIVABLE

On September 22, 2000, we made an unsecured loan of $1.4 million to Hencie, Inc. ("Hencie"), a Texas-based IT Services business.
The loan was guaranteed by a related company, Hencie Consulting
Services, Inc. and personally guaranteed by Hencie's CEO.

The loan to Hencie matured November 22, 2001, and is in default. Due to the uncertainty surrounding collection of the note, no interest was accrued in 2001 or 2002 and, during the fourth quarter of 2001, the note was fully reserved to reflect our estimate of its net realizable value.


6.    ADVANCED FUNDING OF EQUITY ISSUANCE

Advance Funding of Equity Issuance of approximately $470,000 reflects funds received prior to March 31, 2002, in anticipation of closing subsequent thereto, the April 2002 Series A
Convertible Preferred Stock offering (see note 8 "Subsequent
Events").


7.  FINANCING TRANSACTIONS

2000 Infinity Loans

During 2000, Infinity, a related party, made certain loans to us for working capital purposes. These loans totaled approximately $219,000 and bear interest at a rate equal to 8.5% per annum. As part of the reorganization of Edge effective September 1, 2000, Infinity became entitled to the repayment of these loans. The loan agreement was renegotiated in April 2001 and again in January 2002 to extend the due date to March 31, 2002. At December 31, 2001 and March 31, 2002, there was $219,000 in principal outstanding.

Upon maturity, as of April 1, 2002, Infinity elected to convert the outstanding principal and interest totaling $258,464 into Edge's $.01 par value Common Stock at $.65 per share resulting in 397,637 shares issued by us.

Sandera Loan (formerly "Catalyst Loan")

On December 13, 2000, we entered into a loan agreement with Catalyst Master Fund, L.P. ("Catalyst"), a related party, to borrow $620,000 (the "Catalyst Loan"). Catalyst is a stockholder of ours and certain of our directors are officers of an entity that manages Catalyst Master Fund L.P.

The Catalyst Loan was convertible at the option of the holder into Edge Common Stock at a conversion price of $1.50 per share. The Catalyst Loan was also secured by a pledge of substantially all of our assets. Effective April 16, 2001, we entered into an amended loan agreement with Catalyst that increased the borrowings available under the original loan agreement from $620,000 to a total of $2,120,000. Under the amended loan agreement, we could draw down amounts under the loan agreement as we had a need for funds, subject to our being in compliance with the covenants contained in that loan agreement. The amended loan agreement bears interest at eight percent (8%) per annum and was due March 31, 2002. The additional amount available under the amended loan agreement is also convertible into Edge Common Stock at a conversion price of $1.50 per share and was secured by a pledge of substantially all of our assets. At December 31, 2001 and March 31, 2002, the principal balance outstanding on the Catalyst Loan was $1,420,000.

On December 28, 2001, Catalyst Master Fund, L. P. assigned the Catalyst Loan, and its rights thereunder, to Sandera Partners, L.
P. ("Sandera") as part of a redemption of Sandera's limited partnership interest in Catalyst. Certain of our directors are officers of an entity that manages Sandera.

On April 1, 2002, Sandera converted all principal and interest due under the note (total of $1,530,124) and contributed an additional amount of approximately $470,000 in cash in exchange for 2,000 shares of Series A Convertible Preferred Stock (see note 8 "Subsequent Events).

Infinity Option

On May 31, 2001, we sold to Infinity an option in return for the payment of $1.0 million payable in five payments of $200,000 each commencing on May 31, 2001 ("Infinity Option"). Pursuant to the Infinity Option, Infinity could elect on May 31, 2002, to exercise its option by assigning its interest in a note receivable of $10.0 million in exchange for 3,333,333 shares of Edge Common Stock. We received $200,000 during the three months ended March 31, 2002, which was recorded as paid in capital.
In March 2002, Infinity and Edge mutually agreed to terminate the option.


8.  SUBSEQUENT EVENTS

April 2002 Series A Convertible Preferred Stock
-----------------------------------------------

On April 1, 2002, we issued 4,200 shares of Series A Convertible Preferred Stock ("Series A Preferred") at $1,000 per share providing proceeds to us of $2,669,876 calculated as $4,200,000, less $1,530,124 of the pre-existing Sandera debt converted to Series A Preferred. The Series A Preferred shares carry an 8% cumulative dividend and are convertible, at the option of the holder, into shares of $.01 par value Common Stock of Edge any time after one year at an initial conversion price of $.75 per share. The preferred shares have voting rights pari pasu with the Common Stock and as a separate class on certain matters. The shares also have an antidilution provision whereby the price and number of shares issuable upon conversion adjusts for stock splits, stock dividends and future share issuances below the conversion price of the Series A Preferred. The Series A Preferred have demand registration rights after one year following closing of the financing transaction and the right to elect one member to our Board of Directors.

In connection with the issuance of Series A Preferred, each purchaser received warrants entitling the holder to purchase 20 shares of Edge's $.01 par value Common Stock for each 100 shares of Common Stock the holder is entitled to receive upon conversion. The warrants entitle the holder to purchase common shares at the price of $1.15 per share. The warrants become exercisable on the second anniversary of the issuance of the Series A Preferred and, unless exercised earlier, will expire on the fourth anniversary of the issuance. We issued warrants exercisable for a total of 1,119,998 shares of Common Stock in the offering. We paid no commissions in connection with issuance of Series A Preferred. Proceeds from the offering were used to acquire Media Resolutions, Inc. and The Visionary Group (see below) and for general corporate purposes.

Acquisition of Media Resolutions, Inc.
--------------------------------------

On April 11, 2002, we closed the previously announced acquisition of Media Resolutions, Inc., an ASP and website hosting company located in Dallas, Texas. We paid $330,000 in cash and 500,000 restricted shares of our Common Stock in exchange for all the outstanding shares of Media Resolutions. The acquisition will be accounted for using the purchase method of accounting. As such, the assets and liabilities of Media Resolutions will be recorded at their estimated fair value and the results of operations will be included in our consolidated results of operations from the date of acquisition. Media Resolutions has four employees and generated revenues of approximately $283,000 and break even operating results in 2001.


Acquisition of The Visionary Group, Inc.
----------------------------------------

On April 8, 2002, we acquired The Visionary Group, Inc., a professional services firm providing IT consulting services related to Oracle applications software. Headquartered in Dallas, Texas, The Visionary Group has operations in Dallas and Austin, Texas. We paid $910,000 in cash and paid approximately $70,000 of existing debt in exchange for all the outstanding shares of The Visionary Group. The acquisition will be accounted for using the purchase method of accounting. As such, the assets and liabilities of The Visionary Group will be recorded at their estimated fair value and the results of operations will be included in our consolidated results of operations from the date of acquisition. The Visionary Group has 14 employees and generated revenues of $3.4 million and break even operating results in 2001.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included as Item 1 of this report. This document contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements include without limitation, statements regarding our future capital requirements and our ability to satisfy our capital needs; statements regarding our recent acquisitions; statements regarding our ability to implement our plans to acquire additional companies; and other statements which speak to projections of future conditions or our anticipated performance which contain the words "anticipate" " believe," "expect" and words or phrases of similar import, as they relate to us or our management. You should be aware that these "forward-looking" statements are subject to certain risks, uncertainties and assumptions related to certain factors including, but not limited to those factors set forth under the heading "RISK FACTORS" in our annual report filed on Form 10-KSB for our fiscal year ended December 31, 2001, and herein.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. We expressly undertake no obligation to update these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.


GENERAL

Prior to our emphasis on Information Technology ("IT") Consulting Services and Integration, Business Application Software and Application Services and Management, the business consisted primarily of developing, marketing and selling personalized videotape golf lessons featuring One-on-One golf video instruction by leading professional golfer Greg Norman, sold under the name "One-on-One with Greg Norman."

On September 10, 2001, we sold all the assets related to our One-on-One business to Visual Edge, Inc., a newly created company formed by certain members of our previous management. Visual
Edge, Inc. is not related to us.

The results of operations generated by the One-on-One business have been presented as "discontinued operations" in the financial statements because it represented a separate segment of our business. During the three months ended March 31, 2001, we had no operations other than those related to the business sold in September 2001. As such, the basic financial statements for the three months ended March 31, 2001, include neither sales nor costs of sales.

Although the Company has had revenues from operations in each of the last two fiscal years, we believe such historical financial information is not representative of our current business or financial position in light of the discontinuance of the One-on-One business and the shift in our business model to that of providing IT Consulting Services and Integration, Business Application Software and Application Services and Management.

RECENT DEVELOPMENTS
-------------------

April 2002 Series A Convertible Preferred Stock
-----------------------------------------------

We issued 4,200 shares of Series A Convertible Preferred Stock ("Series A Preferred") on April 1, 2002. Each share of our Series A Preferred was issued at a purchase price of $1,000 per share, carries an 8% cumulative dividend and is convertible into shares of our Common Stock at an initial conversion price of $.75 per share. For each 100 shares of Common Stock received upon conversion of the Series A Preferred we issued warrants to purchase 20 shares of our Common Stock at a purchase price of $1.15 per share.

Acquisition of Media Resolutions, Inc.
--------------------------------------

On April 11, 2002, we paid $330,000 in cash and 500,000
restricted shares of our Common Stock in exchange for all the outstanding shares of Media Resolutions, Inc., an ASP and website hosting company located in Dallas, Texas. We will use Media Resolutions to develop and host websites and deliver the proprietary software products we intend to acquire as we further implement our business plan.

Acquisition of The Visionary Group, Inc.
----------------------------------------

On April 8, 2002, we paid $910,000 in cash and paid approximately $70,000 of existing debt in exchange for all the outstanding shares of The Visionary Group, Inc., a professional services firm providing IT consulting services related to Oracle applications software. We intend to expand the operations of The Visionary Group through the introduction of the proprietary software products we intend to acquire as we further implement our business plan.


RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2001 and 2002

General and Administrative Expense

For the three months ended March 31, 2001, general and administrative expense was comprised primarily of salary and contract labor expense totaling approximately $89,000 and legal fees of approximately $5,000, offset by management fees earned from PurchasePooling Solutions Inc. of $80,000. PurchasePooling is a company in which Edge has an investment. Although the investment was written-down by Edge to its estimated realizable value in 2001, the company continues to collect a monthly management fee.

For the three months ended March 31, 2002, general and administrative expense was comprised primarily of salary expenses of approximately $163,000; legal fees of approximately $28,000 for general corporate matters; and directors and officers insurance of $30,000. The increase in salary expense between the periods stems from the difference in headcount. General and administrative expenses during the three months ended March 31, 2002, were offset by management fees earned from PurchasePooling Solutions, Inc. of $60,000.

Interest Expense

Interest expense for the three months ended March 31, 2002, includes approximately $28,000 related to the Sandera Loan and approximately $5,000 related to the 2000 Infinity Loans. The total weighted average balances on the loans were $872,000 and $1,639,000 for the three months ended March 31, 2001 and 2002, respectively.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had cash and cash equivalents of approximately $490,000 and a working capital deficit of approximately $198,000 compared to cash and cash equivalents of approximately $83,000 and a working capital deficit of approximately $589,000 on December 31, 2001. During the three months ended March 31, 2002, net cash used in operating activities was approximately $207,000, net cash used in investing activities was approximately $29,000, and net cash provided by financing activities was approximately
$643,000 for a total increase in cash and cash equivalents for the period of approximately $407,000. We do not maintain a bank credit facility.

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

We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. Although we just completed the Series A Preferred Convertible Stock financing described in "Recent Developments" above, there can be no assurance that future financings can be completed.

Ability to Continue as a Going Concern
--------------------------------------

Our independent accountants have previously included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001, contained in our most recent Annual Report on Form 10-KSB, that states that our financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

Seasonality
-----------

Based upon our review of current acquisition candidates, the IT Service businesses experience a moderate level of seasonality. The first quarter revenue tends to be the lowest, higher revenues are generally reflected in the second and third quarters and revenues in the fourth quarter decline from the mid-year levels. Revenues for Business Application Software and Application Services and Management do not reflect a discernable pattern of seasonality.

RISK FACTORS

Readers of this report or any of our press releases should carefully consider the following risk factors, in addition to the other information contained herein. This report and our press releases contain statements of a forward-looking nature relating to future events or the future financial performance of Edge within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby. ONLY RISK FACTORS THAT HAVE MATERIALLY CHANGED FROM THOSE CONTAINED IN OUR FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001, ARE INCLUDED BELOW, AND READERS ARE ENCOURAGED TO READ THE FOLLOWING RISK FACTORS IN CONJUNCTION WITH THOSE IN THE FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001. Readers are cautioned that such statements are only predictions and actual events or results may differ substantially. In evaluating those statements, readers should specifically consider the various factors identified in this report, including the matters set forth below, which could cause actual results to differ substantially from those indicated by those forward-looking statements.

Due to the recent acquisitions of The Visionary Group and Media
Resolutions and our new status as an operating company, we now face risks in addition to those contained in the Form 10-KSB for the year ended December 31, 2001, including:

We must attract and retain qualified consultants.
------------------------------------------------

Our future success depends, in part, on our ability to attract and retain adequately trained personnel who can address the changing and increasingly sophisticated technology needs of our clients. While the current employment conditions have lessened our risk somewhat in attracting high caliber consultants, there can be no assurance that such conditions will continue and we will be successful in attracting and retaining the personnel we require to conduct and expand our operations in the future.

We do not rely on long-term contracts.
-------------------------------------

Although we have many long-standing relationships with our clients, our business depends upon those relationships and our ability to develop new clients rather than upon long term contracts. If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon our relationship with Oracle.
--------------------------------------------------

We have a significant relationship with Oracle as an implementation partner. In the event Oracle products become less desirable or competitive in the marketplace, the need for our implementation services would lessen and we could suffer a material adverse effect.

Our services are provided in the form of projects.
-------------------------------------------------

We provide and intend to continue to provide project services to our clients. Projects are distinguishable from the provision of other professional services by the level of responsibility we assume. In a typical project, we assume major responsibilities for the management of the project and/or the design and implementation of specific deliverables based upon client-defined requirements. As our project engagements become larger and more complex and often must be completed in shorter time frames, it becomes more difficult to manage the project and the likelihood of mistakes increase. In addition, our projects often involve applications that are critical to our client's business. Our failure to timely and successfully complete a project and meet our client's expectations could have a material adverse effect on our business, results of operations or financial condition. Such adverse effects may include delayed or lost revenues, additional services being provided at no charge and a negative impact to our reputation. In addition, claims for damages may be brought against us, regardless of our responsibility, and our insurance may not be adequate to cover such claims. Our contracts generally limit our liability for damages that may arise in rendering our services. However, we cannot be sure these contractual provisions will successfully protect us from liability if we are sued. We sometimes undertake projects on a fixed-fee basis or cap the amount of fees we may bill on a time and materials basis. Any increased or unexpected costs or unanticipated delays could make such projects less profitable or unprofitable and could have a material adverse effect on our business, results of operations and financial condition.

The market for our services is competitive.
------------------------------------------

We operate in a competitive industry. We believe that we currently compete principally with IT professional services firms, technology vendors and internal information systems groups. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do. In addition, there are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets. There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be difficult to predict.
-------------------------------------------------

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly revenues or operating results generally include: costs relating to the expansion of our business; the extent and timing of business acquisitions; our ability to obtain new and follow-on client engagements; the timing of assignments from customers; our consultant utilization rate (including our ability to transition employees quickly from completed assignments to new engagements); the seasonal nature of our business due to variations in holidays and vacation schedules; the introduction of new services by us or our competitors; price competition or price changes; and our ability to manage costs and economic and financial conditions specific to our clients. Quarterly sales and operating results can be difficult to forecast, even in the short term. Due to all of the foregoing factors, it is possible that our revenues or operating results in one or more future quarters will fail to meet or exceed the expectations of security analysts or investors. In such event, the price of our common stock would likely be materially adversely affected.


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

We periodically issue press releases to update stockholders on new developments at Edge and our business. These releases may contain certain statements of a forward-looking nature relating to future events or our future financial performance within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby.

Readers are cautioned that such statements are only predictions and that actual events or results may materially differ with those statements. In evaluating such statements, readers should specifically consider the various risk factors identified which could cause actual results to differ materially from those indicated by such forward-looking statements.

                   PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Unchanged since originally reported in our Annual Report on Form
10-KSB for the year ended December 31, 2001.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Issuance of Series A Convertible Preferred Stock
------------------------------------------------

We issued shares of Series A Convertible Preferred Stock ("Series A Preferred") on April 1, 2002, at $1,000 per share. We issued 4,200 shares of Series A Preferred to a total of five investors in exchange for cash in the amount of $2,669,876 cash and $1,530,124 in conversion of the pre-existing Sandera Loan. We paid no commissions in connection with the issuance of Series A Preferred.

The shares of Series A Preferred (a) carry an 8% cumulative dividend; (b) are convertible, one year after the date it is issued and at the option of the holder, into shares of our Common Stock; (c) are convertible at an initial conversion price of $.75 per share; (d) have voting rights pari pasu with the Common Stock and as a separate class on certain matters; (e) provide for antidilution protection whereby the price and number of shares issuable upon conversion of such share of Series A Preferred adjusts for stock splits, stock dividends and future share issuances below the conversion price of the Series A Preferred;
(f) provide for demand registration rights after one year following closing of the financing transaction; and (g) provide the majority of the Series A Preferred the right to elect one member to our Board of Directors. Proceeds from the offering were used to acquire Media Resolutions, Inc., and The Visionary Group and for general corporate purposes.

Issuance of Warrants
--------------------

In connection with the issuance of Series A Preferred, each purchaser received warrants entitling the holder to purchase 20 shares of our Common Stock for each 100 shares of Common Stock the holder is entitled to receive upon conversion of the Series A Preferred, at a purchase price of $1.15 per share. The warrants become exercisable on the second anniversary of the issuance of the Series A Preferred and, unless exercised earlier, will expire on the fourth anniversary of the issuance. We issued warrants exercisable for a total of 1,119,998 shares of Common Stock in the offering.

Our issuance of the shares of Series A Preferred and the Warrants was conducted as a private placement in conformity with Section
4(2) of the Securities Act and Regulation D promulgated thereunder.

Issuance of Restricted Stock
----------------------------

On April 11, 2002, we issued 500,000 restricted shares of our Common Stock as part of the consideration for our acquisition of Media Resolutions, Inc. The shares were issued to two investors in a private placement in conformity with Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Action was taken by written consent of the holders of a majority of the outstanding shares of our Common Stock entitled to vote on such action to approve the amendment of our Certificate of Incorporation to increase the authorized number of shares of our Common Stock from 22,500,000 shares to 100,000,000 shares. We provided notice to our stockholders of this action in the form of a Schedule 14C Information Statement. The Information Statement was first mailed to our stockholders on January 4, 2002, and filed with the Securities and Exchange Commission on that same date. This stockholder action was effective on January 24, 2002.


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          (1) Edge filed a Form 8-K on April 23, 2002, announcing the acquisition of The Visionary Group Inc. and the acquisition of Media Resolutions, Inc. as of April 8, 2002 and April 11, 2002, respectively.

                            SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Edge Technology Group Inc.



                              By:  /s/ DAVID N. PILOTTE
                                 -------------------------------
                                 Executive Vice President and
                                   Chief Financial Officer
                                 (Principal Financial and
                                  Accounting Officer)

Dated: May, 14, 2002