Form 10-Q
period 2002-06-30
EDGE TECHNOLOGY GROUP INC
filed 2002-08-19
CIK 1015172

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-QSB


[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002
                               OR

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

        1445 ROSS AVENUE, SUITE 4500, DALLAS, TEXAS 75202
             (Address of principal executive offices)

                         (214) 397-0200
                   (Issuer's telephone number)

        6611 HILLCREST AVENUE #223   DALLAS, TEXAS 75205
      (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  [ X ]          No   [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of August 13, 2002, the issuer had 18,939,622 shares of Common
Stock outstanding.

                   EDGE TECHNOLOGY GROUP, INC.
                        TABLE OF CONTENTS



                                                            Page No.
               PART I  FINANCIAL INFORMATION
ITEM 1.  Financial Statements:

  Consolidated Balance Sheets as of December 31, 2001
     and June 30, 2002 (unaudited)...........................   3
  Unaudited Consolidated Statements of Operations
     for the Three and Six Months Ended June 30,
     2001 and 2002...........................................   4
  Unaudited Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 2001 and 2002.........   5
  Notes to Unaudited Consolidated Financial Statements.......   6

ITEM 2.  Management's Discussion and Analysis or
           Plan of Operations................................   13

                PART II  OTHER INFORMATION

ITEM 1.   Legal Proceedings..................................   21

ITEM 2.   Changes in Securities and Use of Proceeds..........   21

ITEM 3.   Defaults Upon Senior Securities....................   22

ITEM 4.   Submission of Matters to a Vote of Security
               Holders.......................................   22

ITEM 5.   Other Information..................................   23

ITEM 6.   Exhibits and Reports on Form 8-K...................   24

SIGNATURE....................................................   26

                   EDGE TECHNOLOGY GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS


                                                                 December 31,       June 30,
                                                                     2001             2002
                                                                 ------------     ------------
                                                                                   (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                     $     82,567     $    499,273
   Accounts receivable                                                      -          322,067
   Other current assets                                                20,339           69,337
                                                                 ------------     ------------
    Total current assets                                              102,906          890,677

NON-CURRENT ASSETS
   Fixed assets, net                                                   35,385          290,287
   Note receivable, net of allowance of $1,400,000 as of
    December 31, 2001 and  $1,145,000 as of June 30, 2002                   -                -
   Goodwill                                                                 -        3,548,958
   Intangible Assets                                                        -          153,000
   Other assets                                                             -           78,732
                                                                 ------------     ------------
    TOTAL ASSETS                                                 $    138,291     $  4,961,654
                                                                 ============     ============

CURRENT LIABILITIES
   Accounts payable                                              $    451,993     $    732,951
   Accrued expenses                                                   239,489          291,952
   Other current liabilities                                                -        1,418,942
                                                                 ------------     ------------
    Total current liabilities                                         691,482        2,443,845

Notes payable - related parties                                     1,639,000                -
Other liabilities                                                           -           48,362
                                                                 ------------     ------------
    Total non-current liabilities                                   1,639,000           48,362

    TOTAL LIABILITIES                                               2,330,482        2,492,207


STOCKHOLDERS' EQUITY / (DEFICIT)
Series A convertible preferred stock, no par value, 5,000,000 shares authorized, none issued and outstanding at December 31,
 2001 and 4,200 issued and outstanding at June 30, 2002, net of
 discount                                                                   -        3,552,500
Warrants                                                                    -          370,000
Common stock, $.01 par value, 100,000,000 shares authorized,
 16,488,139 issued and outstanding at December 31, 2001 and
 18,939,622 issued and outstanding at June 30, 2002                   164,881          189,396
Additional paid in capital                                         40,048,615       41,753,172
Accumulated deficit                                               (42,405,687)     (43,395,621)
                                                                 ------------     ------------
   TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)                          (2,192,191)       2,469,447
                                                                 ------------     ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)          $    138,291     $  4,961,654
                                                                 ============     ============



                  The accompanying notes are an
          integral part of these financial statements.

                   EDGE TECHNOLOGY GROUP, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)




                                                      For the Three Months             For the Six Months
                                                         Ended June 30,                  Ended June 30,
                                                      2001           2002             2001           2002
                                                  ------------   ------------     ------------    ------------
Sales                                             $          -   $    511,101     $          -    $    511,101
Cost of sales                                                -        340,040                -         340,040
                                                  ------------   ------------     ------------    ------------
   Gross profit                                              -        171,061                -         171,061

Operating expenses
  General and administrative                            97,509        787,521          116,347         979,482
  Marketing                                                  -         34,185                -          34,185
  Depreciation and amortization                              -         12,167                -          12,167
  Impairment of assets                               2,495,954              -        2,495,954               -
                                                  ------------   ------------     ------------    ------------
   Total operating expenses                          2,593,463        833,873        2,612,301       1,025,834
                                                  ------------   ------------     ------------    ------------
Operating loss                                      (2,593,463)      (662,812)      (2,612,301)       (854,773)

Other income (expense)
  Interest income                                          281          4,381              981           4,389
  Interest expense                                     (19,234)        (2,920)         (37,350)        (37,259)
  Taxes - other                                              -         (8,386)               -          (9,348)
  Amortization of deferred financing fees               (2,680)             -           (5,705)              -
  Other                                                      -           (442)               -            (442)
                                                  ------------   ------------     ------------    ------------
     Total other income (expense)                      (21,633)        (7,367)         (42,074)        (42,660)

                                                  ------------   ------------     ------------    ------------
Loss from continuing operations                     (2,615,096)      (670,179)      (2,654,375)       (897,433)

                                                  ------------   ------------     ------------    ------------
Loss from discontinued operations                     (316,173)             -         (667,054)              -

                                                  ------------   ------------     ------------    ------------
Net loss                                            (2,931,269)      (670,179)      (3,321,429)       (897,433)

  Provision for preferred stock dividends                    -         82,849                -          82,849
  Amortization of discount on preferred stock                -         92,500                -          92,500
                                                  ------------   ------------     ------------    ------------
Net loss attributed to common stockholders        $ (2,931,269)  $   (845,528)    $ (3,321,429)   $ (1,072,782)
                                                  ============   ============     ============    ============

Basic and diluted loss per share
  From continuing operations                             (0.16)  $      (0.05)    $      (0.16)   $      (0.06)
  From discontinued operations                           (0.02)             -            (0.04)              -
                                                  ------------   ------------     ------------    ------------
Net loss per share attributed to
  common stockholders                             $      (0.18)  $      (0.05)    $      (0.20)   $      (0.06)
                                                  ============   ============     ============    ============

Weighted average common shares outstanding          16,385,143     17,767,656       16,200,739      17,127,898
                                                  ============   ============     ============    ============



             The accompanying notes are an integral
               part of these financial statements.

                   EDGE TECHNOLOGY GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)




                                                            For the Six Months
                                                               Ended June 30,
                                                           2001           2002
                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities                  $   (606,174)  $   (890,229)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                        (60,429)       (37,006)
Capitalized acquisition costs                                     -        (87,418)
Acquisition of subsidiaries                                       -     (1,552,750)
Proceeds from the sale of fixed assets                       14,694              -
                                                       ------------   ------------
Net cash used in investing activities                       (45,735)    (1,677,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of preferred stock                     -      2,561,000
Proceeds from note payable, net                             400,000              -
Deferred financing fees                                           -        (35,007)
Contributed capital                                         200,000        200,000
                                                       ------------   ------------
Net cash provided by financing activities                   600,000      2,725,993
                                                       ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     (51,909)       158,590

Cash and cash equivalents, beginning of period              169,846        340,683
                                                       ------------   ------------

Cash and cash equivalents, end of period               $    117,937   $    499,273
                                                       ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                 $        275   $      1,841
                                                       ============   ============
Cash paid for taxes                                    $          -   $      8,386
                                                       ============   ============




                  The accompanying notes are an
          integral part of these financial statements.

                   EDGE TECHNOLOGY GROUP, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


In this Quarterly Report on Form 10-QSB, we will refer to Edge
Technology Group, Inc., a Delaware corporation, as "Edge," "Company," "we," "us" and "our."


1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations and cash flows for the six months ended June 30, 2002, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 2002. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form
10-KSB for the year ended December 31, 2001, and those audited and unaudited financial statements contained in the Company's Form 8-
K/A filed with the Securities and Exchange Commission on June 24, 2002.


2.  DISCONTINUED OPERATIONS - SALE OF "ONE-ON-ONE" ASSETS

On September 10, 2001, we closed the previously announced sale of assets related to our One-on-One business to a newly formed, unrelated entity, Visual Edge, Inc. Accordingly, results of this operation have been classified as discontinued and prior periods have been restated.

The operating results of the discontinued operation for the three and six months ended June 30, 2001, included sales of $164,242 and $264,297, respectively, and a net loss of $316,173 and $667,054, respectively.


3.  UNCERTAINTY OF PROPOSED PLAN OF OPERATION

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $43.4 million at June 30, 2002. Of this, approximately $33.5 million had accumulated through March 31, 2001, and is attributable to the Company's former One-on-One golf video business. Another approximately $6.6 million reflects impairment charges and bad debts stemming from investments and loans made prior to the Company's creation of its current business plan.

The Company's recent change in focus to acquiring Information Technology ("IT") Professional Services, Business Application Software and Application Services and Management is a new business concept for the Company, and we cannot predict the nature and extent of demand for our anticipated products and services.

In order to continue the implementation of our new business plan, it will be necessary to secure additional financing. There can be no assurance that any additional financing will be available on acceptable terms. Should we be unable to obtain additional financing, we would be unable to acquire additional technology companies or continue operations.


4.  BUSINESS COMBINATIONS

Acquisition of Media Resolutions, Inc.
-------------------------------------

On April 11, 2002, we closed the previously announced acquisition of Media Resolutions, Inc., an Application Service Provider ("ASP") and website hosting company located in Dallas, Texas. We paid $330,000 in cash and 500,000 restricted shares of our Common Stock valued at $306,250 in exchange for all the outstanding shares of Media Resolutions. The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Media Resolutions were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. Media Resolutions has five employees and generated revenues of approximately $283,000 and break even operating results in 2001. For more information about this acquisition, please see the Company's Form 8-K/A filed June 24, 2002, with the Securities and Exchange Commission.


Acquisition of The Visionary Group, Inc.
----------------------------------------

On April 8, 2002, we acquired The Visionary Group, Inc., a professional services firm providing IT Professional Services related to Oracle applications software. Headquartered in Dallas, Texas, The Visionary Group has operations in Dallas and Austin, Texas. We paid $910,000 in cash and paid approximately $70,000 of existing debt in exchange for all the outstanding shares of The Visionary Group. The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of The Visionary Group were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The Visionary Group had 14 employees at the time of acquisition and generated revenues of $3.4 million and break even operating results in 2001. The Company filed a Form 8-K/A on June 24, 2002, with the Securities and Exchange Commission that provides further information about this acquisition.

Following its acquisition, the gross revenues for The Visionary Group fell below acceptable levels, and we expect near-term revenue to be significantly below historical levels. We believe the decline in gross revenue has resulted from an overall decline in the market and the delay of several significant projects resulting from general economic conditions.

Management has aggressively taken steps to address the business and operational issues at The Visionary Group. The Visionary Group has eliminated all non-billable consultants and certain administrative positions, has curtailed occupancy costs and has replaced prior management with a leading professional with more than 20 years of industry experience including building both Oracle database and Oracle application businesses. No assurances can be given that these steps will prove adequate to restore the historical revenues of The Visionary Group.


Acquisition of Universal Data Technology, Inc.
---------------------------------------------

On May 31, 2002, our newly created and wholly owned subsidiary, UDT Consulting, Inc., acquired the assets of Universal Data Technology, Inc, an IT Professional Services practice headquartered in Dallas, Texas with additional operations in Arkansas and Florida. Our total purchase price for substantially all of Universal Data Technology's assets will be the sum of $1,127,750 and the product of multiplying two times UDT
Consulting's earnings before interest, taxes depreciation and amortization (EBITDA) for the twelve months immediately following the closing date of the acquisition (the "Measurement Period"). The calculation of the purchase price is subject to certain deductions and offset provisions. An initial payment of $227,500 and the forgiveness of a $150,000 promissory note from Universal Data Technology to Edge were applied toward the purchase price as of the date of the closing. The remainder of the purchase price will be paid monthly pursuant to an earn-out schedule, with any remaining payments to be delivered after the end of the Measurement Period.

The assets acquired from Universal Data Technology were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. For the year ended December 31, 2001, Universal Data Technology generated revenues of approximately $5.6 million with a net loss of approximately $390,000. As of August 13, 2002, UDT Consulting employs approximately 25 full-time consultants and support staff. The Company filed a Form 8-K/A on June 24, 2002, with the Securities and Exchange Commission that provides further information about this acquisition.


Acquisition of Virtually There, Inc.
-----------------------------------

On May 30, 2002, we acquired Virtually There, Inc., an ASP and website hosting company located in Fort Worth, Texas. In exchange for the outstanding shares of Virtually There, Inc, we paid $120,000 in cash, issued 1,153,846 shares of our restricted Common Stock valued at $450,000 to the shareholders of Virtually There, and assumed approximately $185,000 of Virtually There's existing liabilities as of the date of closing. Virtually There currently has eight employee and generated revenues of approximately $1.0 million with a net loss of approximately $79,000 for the year ended December 31, 2001. The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Virtually There were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The Company filed a Form 8-K/A on June 24, 2002, with the Securities and Exchange Commission that provides further information about this acquisition.

The excess purchase price over the fair value of the tangible net assets acquired in the above transactions totaled approximately
$3.5 million and was allocated to goodwill.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions had occurred at the beginning of 2001 and 2002, respectively.


                                  For the Three Months          For the Six Months
                                      Ended June 30                Ended June 30
                                  2001           2002           2001           2002
                              ------------   ------------   ------------   ------------
Revenue                       $  2,874,900   $  1,180,307   $  5,273,900   $  2,587,196
Net loss                        (2,721,445)      (909,472)    (3,102,134)    (1,623,876)
Loss per share                $      (0.15)  $      (0.05)  $      (0.17)  $      (0.09)




5.  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, The Visionary Group, Inc., UDT Consulting, Inc., Virtually There, Inc. and Media Resolutions, Inc. Each of the subsidiaries is a Texas corporation. All intercompany balances and transactions have been eliminated in consolidation.


6.  REVENUE RECOGNITION

Revenue from the sale of products or provision of services is recognized when the product is delivered or when the service is provided and collectability of the receivable is reasonably assured. Deposits received from customers in advance of the delivery of product or provision of service are included in other current liabilities in the accompanying balance sheets.


7.  GOODWILL

Goodwill of approximately $3.5 million was recorded as a result of the acquisitions. In accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is assumed to have an indefinite life and will not be subject to amortization. The Company will evaluate its goodwill at least annually and test for impairment by applying a fair value based test.

8.  INTANGIBLE ASSETS - Related Party Transaction

On June 21, 2002, the Company acquired the name "Axtive Corporation" (pronounced "Active") and its related logo and trademark (collectively, "intangible assets") and certain tangible assets including furniture and fixtures, signage and office supplies from Axtive Software Corporation, as represented by it sole shareholder, Graham C.
"Scooter" Beachum III, Edge's Vice President and General
Manager. The assets were acquired in exchange for an initial grant of 400,000 restricted shares of Edge $0.01 par value common stock valued at approximately $168,000 at the time of acquisition. Such amount was allocated between tangible ($15,000) and intangible assets ($153,000) based upon their relative fair values.

The intangible assets are assumed to have an indefinite life and will not be subject to amortization.

If our stock does not trade for at least $.75 per share at any time during the next 12 months, Mr. Beachum will receive up to an additional 297,674 shares to bring the total shares given in exchange for the assets to a value not exceeding $300,000 based upon the market price on the date the assets were acquired. The issuance of additional shares, if any, will not affect the recorded value of the intangible assets.


9.  LOSS PER SHARE

Basic loss per share is calculated by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.

For the periods ended June 30, 2001 and 2002, due to our net losses, shares of our $.01 par value common stock ("Common Stock") issuable upon the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive.


10.  NOTE RECEIVABLE

On September 22, 2000, we made an unsecured loan of $1.4 million to Hencie, Inc. ("Hencie"), a Texas-based IT Services business.
The loan was guaranteed by a related company, Hencie Consulting
Services, Inc. and personally guaranteed by Hencie's CEO.

The loan to Hencie matured November 22, 2001, and went into default. Due to the uncertainty surrounding collection of the note, no interest was accrued in 2001 or 2002 and, during the fourth quarter of 2001, the note was fully reserved to reflect our estimate of its net realizable value.

On May 22, 2002, we entered into a Settlement Agreement and Release with Hencie and the guarantors whereby we received an agreed judgment in the amount of $1.65 million, subject to reduction, and will receive monthly payments of principal and interest through April 2004 totaling approximately $1.3 million. The amounts due under the Settlement Agreement and Release are guaranteed by Hencie's CEO and secured by shares of Alternate Marketing Networks, Inc. (NASDAQ Small Cap: ALTM), the parent
company of Hencie.   Because of uncertainties regarding
collection of amounts due under the agreement and the lack of liquidity in the collateral, the Company did not record a gain on settlement. Payments received will be recorded as a recovery of the bad debts previously written off.


11.  FINANCING TRANSACTIONS

2000 Infinity Loans
-------------------

During 2000, Infinity Investors Limited ("Infinity"), a related party, made certain loans to us for working capital purposes. These loans totaled approximately $219,000 and bear interest at a rate equal to 8.5% per annum. As part of the reorganization of Edge effective September 1, 2000, Infinity became entitled to the repayment of these loans. The loan agreement was renegotiated in April 2001 and again in January 2002 to extend the due date to March 31, 2002.

Upon maturity, as of April 1, 2002, Infinity elected to convert the outstanding principal and interest totaling $258,464 into Edge's $.01 par value Common Stock at $.65 per share resulting in 397,637 shares issued by us.

Sandera Loan (formerly "Catalyst Loan")
----------------------------------------

On December 13, 2000, we entered into a loan agreement with Catalyst Master Fund, L.P. ("Catalyst"), a related party, to borrow $620,000 (the "Catalyst Loan"). Catalyst was a stockholder of ours and certain of our directors are officers of an entity that manages Catalyst Master Fund L.P.

The Catalyst Loan was convertible at the option of the holder into Edge Common Stock at a conversion price of $1.50 per share. The Catalyst Loan was also secured by a pledge of substantially all of our assets. Effective April 16, 2001, we entered into an amended loan agreement with Catalyst that increased the borrowings available under the original loan agreement from $620,000 to a total of $2,120,000. Under the amended loan agreement, we could draw down amounts under the loan agreement as we had a need for funds, subject to our being in compliance with the covenants contained in that loan agreement. The amended loan agreement bears interest at eight percent (8%) per annum and was due March 31, 2002. The additional amount available under the amended loan agreement was also convertible into Edge Common Stock at a conversion price of $1.50 per share and was secured by a pledge of substantially all of our assets.

On December 28, 2001, Catalyst Master Fund, L. P. assigned the Catalyst Loan, and its rights thereunder, to Sandera Partners, L.
P. ("Sandera") as part of a redemption of Sandera's limited partnership interest in Catalyst. Certain of our directors are officers of an entity that manages Sandera.

On April 1, 2002, Sandera converted all principal and interest due under the note (total of $1,530,124) and contributed an additional amount of approximately $470,000 in cash in exchange for 2,000 shares of Series A Preferred Stock (see "2002 Series A Convertible Preferred Stock" below).

Infinity Option
---------------

On May 31, 2001, we sold to Infinity an option in return for the payment of $1.0 million payable in five payments of $200,000 each commencing on May 31, 2001 ("Infinity Option"). Pursuant to the Infinity Option, Infinity could elect on May 31, 2002, to exercise its option by assigning its interest in a note receivable of $10.0 million in exchange for 3,333,333 shares of Edge Common Stock.

In March 2002, Infinity and Edge mutually agreed to terminate the option.

2002 Series A Convertible Preferred Stock
-----------------------------------------

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

In connection with the issuance of Series A Preferred, each purchaser received warrants entitling the holder to purchase 20 shares of Edge's $.01 par value Common Stock for each 100 shares of Common Stock the holder is entitled to receive upon conversion. The warrants entitle the holder to purchase common shares at the price of $1.15 per share. The warrants become exercisable on the second anniversary of the issuance of the Series A Preferred and, unless exercised earlier, will expire on the fourth anniversary of the issuance. We issued warrants exercisable for a total of 1,119,998 shares of Common Stock in the offering. We paid no commissions in connection with issuance of Series A Preferred. Proceeds from the offering were used to acquire Media Resolutions, Inc., The Visionary Group, Inc., Virtually There, Inc. and the assets of Universal Data Technology, Inc. and for general corporate purposes (See Note 4 "Business Combinations").

As of June 30, 2002, there had been no dividends declared on the Series A Preferred stock. Undeclared but cumulative dividends on the preferred shares as of that date totaled $82,849 and are reflected in the consolidated statements of operations.

Receivables Factoring
---------------------

One of the Company's subsidiaries, UDT Consulting, Inc., has engaged with a third-party to factor certain of its receivables. The receivables are sold with recourse to UDT Consulting, and amounts due under the Factoring and Security Agreement are secured by a pledge of receivables and other assets of UDT Consulting, and are guaranteed by Edge Technology Group. Under the agreement, UDT Consulting receives approximately 80% of the face amount of the receivable, pays interest at a rate of prime plus 2% and is subject to additional fees in certain circumstances. At June 30, 2002, UDT Consulting had approximately $57,000 of receivables sold under the agreement.


12. OTHER CURRENT LIABILITIES

Other current liabilities are primarily amounts due to the sellers of the businesses Edge has acquired. Such amounts represent deferred payment of the purchase price and amounts withheld at closing to ensure compliance with representations and warranties made by the sellers. In general, such amounts are due one year from the date of acquisition.


13.  SUBSEQUENT EVENTS

New Investors under 2002 Series A Convertible Preferred Stock
Offering
-------------------------------------------------------------

In July and August 2002, the Company raised additional funds under the Series A Preferred offering by issuing 240 shares of Series A Preferred Stock at $1,000 per share providing proceeds to us of $240,000. The terms for the issuance of the Series A Preferred were identical to those investors who had invested in April 2002. In particular, we issued additional warrants exercisable for a total of 64,000 shares of Common Stock in the offering. The proceeds from the offering were used for general corporate purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included as Item 1 of this report. This document contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements include without limitation, statements regarding our future capital requirements and our ability to satisfy our capital needs; statements regarding our recent acquisitions; statements regarding our ability to implement our plans to acquire additional companies; and other statements which speak to projections of future conditions or our anticipated performance which contain the words "anticipate" "believe," "expect" and words or phrases of similar import, as they relate to us or our management. You should be aware that these "forward-looking" statements are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the ability to adopt and successfully execute a revised business plan, respond to future business opportunities, and overcome numerous other risks and difficulties generally experienced by early stage business models, including, but not limited to those factors set forth under the heading "RISK FACTORS" in our annual report filed on Form 10-KSB for our fiscal year ended December 31, 2001, and discussed in the Form 8-K/A filed on June 24, 2002, as well as the Form 8-K filed on July 8, 2002.

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


GENERAL

Prior to our emphasis on IT Professional Services, Business Application Software and Application Services and Management, the business consisted primarily of developing, marketing and selling personalized videotape golf lessons featuring One-on-One golf video instruction by leading professional golfer Greg Norman, sold under the name "One-on-One with Greg Norman."

On September 10, 2001, we sold all the assets related to our One-on-One business to Visual Edge, Inc., a newly created company formed by certain members of our previous management. Visual
Edge, Inc. is not related to us.

The results of operations generated by the One-on-One business have been presented as "discontinued operations" in the financial statements because it represented a separate segment of our business. During the three and six months ended June 30, 2001, we had no operations other than those related to the business sold in September 2001. As such, the basic financial statements for the three and six months ended June 30, 2001, include neither sales nor costs of sales.

OUR ONGOING PLAN

Our plan of operation for the upcoming months calls for the following:

     * Additional fundraising activities to continue our acquisition strategy;
     *  Additional acquisitions to fill in Edge's end-to-end
        ("E2E") offering of business application software products and professional services to meet the needs of middle market companies; and
     *  Operating the businesses that Edge has acquired to date.


Recent Developments
-------------------

2002 Series A Convertible Preferred Stock
-----------------------------------------

We issued 4,440 shares of Series A Preferred between April and August, 2002 as described in Note 11 "Financing Transactions" and
Note 13 "Subsequent Events" listed in the Notes to Unaudited Consolidated Financial Statements included herein. Each share of our Series A Preferred was issued at a purchase price of $1,000 per share, carries an 8% cumulative dividend and is convertible into shares of our Common Stock at an initial conversion price of $.75 per share. For each 100 shares of Common Stock received upon conversion of the Series A Preferred we issued warrants to purchase 20 shares of our Common Stock at a purchase price of $1.15 per share.


Acquisition of Media Resolutions, Inc.
--------------------------------------

On April 11, 2002, we closed the previously announced acquisition of Media Resolutions, Inc., an ASP and website hosting company located in Dallas, Texas. We paid $330,000 in cash and 500,000 restricted shares of our Common Stock valued at $306,250 in exchange for all the outstanding shares of Media Resolutions.
The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Media Resolutions were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. Media Resolutions has five employees and generated revenues of approximately $283,000 and break even operating results in 2001. For more information about this acquisition, please see the Company's Form 8-K/A filed June 24, 2002, with the Securities and Exchange Commission.


Acquisition of The Visionary Group, Inc.
----------------------------------------

On April 8, 2002, we acquired The Visionary Group, Inc., a professional services firm providing IT Professional Services related to Oracle applications software. Headquartered in Dallas, Texas, The Visionary Group has operations in Dallas and Austin, Texas. We paid $910,000 in cash and paid approximately $70,000 of existing debt in exchange for all the outstanding shares of The Visionary Group. The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of The Visionary Group were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The Visionary Group had 14 employees at the time of acquisition and generated revenues of $3.4 million and break even operating results in 2001. The Company filed a Form 8-K/A on June 24, 2002, with the Securities and Exchange Commission that provides further information about this acquisition.

Following the acquisition, the gross revenues for The Visionary Group fell below acceptable levels and we expect near-term revenue to be significantly below historical levels. We believe the decline in gross revenue has resulted from an overall decline in the market and the delay of several significant projects resulting from general economic conditions.

Management has aggressively taken steps to address the business and operational issues at The Visionary Group. The Visionary Group has eliminated all non-billable consultants and certain administrative positions, has curtailed occupancy costs and has replaced prior management with a leading professional with more than 20 years of industry experience including building both Oracle database and Oracle application businesses. No assurances can be given that these steps will prove adequate to restore the historical revenues of The Visionary Group.


Acquisition of Universal Data Technology, Inc.
---------------------------------------------

On May 31, 2002, our newly created and wholly owned subsidiary, UDT Consulting, Inc., acquired the assets of Universal Data Technology, Inc, an IT Professional Services practice headquartered in Dallas, Texas with additional operations in Arkansas and Florida. Our total purchase price for substantially all of Universal Data Technology's assets will be the sum of $1,127,750 and the product of multiplying two times UDT
Consulting's earnings before interest, taxes, depreciation and amortization (EBITDA) for the twelve months immediately following the closing date of the acquisition (the "Measurement Period"). The calculation of the purchase price is subject to certain deductions and offset provisions. An initial payment of $227,500 and the forgiveness of a $150,000 promissory note from Universal Data Technology to Edge were applied toward the purchase price as of the date of the closing. The remainder of the purchase price will be paid monthly pursuant to an earn-out schedule, with any remaining payments to be delivered after the end of the Measurement Period.

The assets acquired from Universal Data Technology were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. For the year ended December 31, 2001, Universal Data Technology generated revenues of approximately $5.6 million with a net loss of approximately $390,000. As of August 13, 2002, UDT Consulting employs approximately 25 full-time consultants and support staff. The Company filed a Form 8-K/A on June 24, 2002, with the Securities and Exchange Commission that provides further information about this acquisition.


Acquisition of Virtually There, Inc.
-----------------------------------

On May 30, 2002, we acquired Virtually There, Inc., an ASP and website hosting company located in Fort Worth, Texas. In exchange for the outstanding shares of Virtually There, Inc, we paid $120,000 in cash, issued 1,153,846 shares of our restricted Common Stock valued at $450,000 to the shareholders of Virtually There, assumed approximately $185,000 of Virtually There's existing liabilities as of the date of closing. Virtually There currently has eight employee and generated revenues of approximately $1.0 million with a net loss of approximately $79,000 for the year ended December 31, 2001. The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Virtually There were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The Company filed a Form 8-K/A on June 24, 2002, with the Securities and Exchange Commission that provides further information about this acquisition.

Acquisition of "Axtive" Name
-----------------------------

On June 21, 2002, the Company acquired the name Axtive
Corporation (pronounced "Active") and its related logo, trademark and certain tangible assets including furniture and fixtures, signage and office supplies from Axtive Software Corporation, as represented by its sole shareholder, Graham
C. "Scooter" Beachum III, Edge's Vice President and General Manager. The assets were acquired in exchange for an initial grant of 400,000 shares of Edge $.01 par value common stock valued at approximately $168,000 at the time of acquisition.
If our stock does not trade for at least $.75 per share at any time during the next 12 months, Mr. Beachum will receive up to an additional 297,674 shares to bring the total shares given in exchange for the assets to a value not exceeding $300,000 based upon the market price on the date the assets were acquired. The transaction was negotiated at arms-length between Axtive Software Corporation and Edge. Graham C. Beachum, II, director of Edge and father of Graham C. "Scooter" Beachum, recused himself from voting on this issue.

By a vote of a majority of the shares entitled to vote, we have obtained the consent necessary to change the name of the Company to Axtive Corporation. We are in the process of preparing and filing a Form 14-C "Information Statement and Notice of Action Taken Without a Meeting," in connection with the approval of an amendment to our Corporate Charter to adopt the new name.
Pending this action, we have adopted Axtive Corporation as our dba ("doing business as") in the state of Delaware. The approval of our name change is expected to be effective 20 days after the mailing of the Information Statement to our stockholders.


Adoption of the 2002 Stock Incentive Plan
-----------------------------------------

On June 25, 2002, the Company adopted, the 2002 Stock Incentive Plan (the "2002 Plan"), which provides for the issuance of non-qualified stock options and incentive stock options as well as restricted stock awards, unrestricted stock awards, performance stock awards, dividend equivalent rights, stock appreciate rights (in connection with options) and long-term performance awards to eligible employees, officers, independent consultants and directors of the Company and its subsidiaries. Under the terms of the 2002 Plan, options to purchase Common Stock are generally granted at not less than fair market value, become exercisable as established by the administering committee of the Board of Directors and generally expire ten years from the date of grant. If any shares reserved for an award are forfeited, repurchased or any such award otherwise terminates without a payment being made to the participant in the form of stock, such shares underlying such award will also become available for future awards under the 2002 Plan.

By a vote of a majority of the shares entitled to vote, we have obtained the consent necessary to adopt the 2002 Plan. We are in the process of preparing a Form 14-C "Information Statement and Notice of Action Taken Without a Meeting" to mail to our stockholders. The adoption of the 2002 Plan is expected to be effective 20 days after the mailing of the Information Statement to our stockholders.

For administrative convenience and to provide that all options outstanding for current employees are under a single plan, 2,910,000 options previously granted pursuant to the 1996 Stock
Option Plan, but in excess of the number of shares authorized under the plan (the "Transferred Options") were transferred to the 2002 Plan. The administrative transfer did not change the number of option shares, the vesting schedule or the exercise price of the options previously granted under the 1996 Plan. As a result, there was no accounting impact to the Company.

Twelve million options are authorized for issuance under the 2002 Plan. As of August 13, 2002, there were 4,032,500 options outstanding under the 2002 Plan, (which includes the Transferred Options) of which 1,492,118 are vested, and 7,967,500 shares of Common Stock are available for future awards under the 2002 Plan. To date, the Company has not issued any restricted or unrestricted stock awards, stock appreciation rights, dividend equivalents rights or long-term performance awards under the 2002 Plan.


RESULTS OF OPERATIONS

Quarter ended June 30, 2002 compared with quarter ended June 30,
2001.
---------------------------------------------------------------

Sales from continuing operations for the three months ended June
30, 2002, increased to $511,011, driven by the recent acquisitions as noted above. Results from operations of each subsidiary were included only during the portion of the quarter that Edge owned that subsidiary.

The cost of sales for the three months ended June 30, 2002, was $340,040, reflecting the mixture of expenses related to consulting and hosting services.

Excluding $2,495,954 recorded in 2001 as an impairment of assets, operating expenses for the three months ended June 30, 2002, increased 855% to $833,873, as compared to $97,509 for the three months ended June 30, 2001. The increase in operating expenses is related to the operating activities of the Company and the corporate staff that Edge has assembled during the last twelve months in order to pursue its new business plan. As of August 13, 2002, the corporate group has two executives and eight employees.

Interest expense for the three months ended June 30, 2002, decreased 85% to $2,920 from $19,234 for the three months ended June 30, 2001. This decrease is primarily attributable to the conversion of the Sandera and Infinity loans that were converted into equity (See Note 11 "2002 Series A Convertible Preferred Stock" in the Notes to Unaudited Consolidated Financial Statements under Item 1 herein for more information).

Excluding $2,495,954 recorded in 2001 as an impairment of assets, net loss before preferred stock dividends for the three months ended June 30, 2002, increased $234,864 to $670,179 from $435,315 for the three months ended June 30, 2001. Excluding the impairment of assets in 2001, net loss per share, basic and diluted, for the three months ended June 30, 2002, increased to $0.05 from $0.03 compared with the three months ended June 30, 2001.

Six months ended June 30, 2002 compared to the six months ended
June 30, 2001.
---------------------------------------------------------------

Sales from continuing operation for the six months ended June 30, 2002, increased to $511,011, driven by the recent acquisitions as noted above. Results from operations of each subsidiary were included only during the portion of the current quarter that Edge owned that subsidiary.

The cost of sales for the six months ended June 30, 2002, was $340,040, reflecting the mixture of expenses related to consulting and hosting services.

Excluding $2,495,954 recorded in 2001 as impairment of assets, operating expenses for the six months ended June 30, 2002 increased 871% to $1,013,667, as compared to $116,347 for the six months ended June 30, 2001. The increase in operating expenses is related to the operating activities of the Company and the corporate staff that Edge has assembled during the last twelve months in order to pursue its new business plan.

As a result of the factors described above, the operating loss for the six months ended June 30, 2002, decreased $1,769,695 or 68% to $842,606 from $2,612,301 for the six months ended June 30, 2001.

Interest expense for the six months ended June 30, 2002, decreased by $91 to $37,259 from $37,350 for the six months ended June 30, 2001. Because Edge issued its interest-bearing notes to investors during the second quarter of 2001 and converted them into common stock during the first quarter of 2002 as noted above, the net difference is minimal.

Excluding $2,495,954 recorded in 2001 as impairment of assets, net loss before preferred stock dividends for the six months ended June 30, 2002, increased $71,958 to $897,433 from $825,475 for the six months ended June 30, 2001. Excluding the impairment of assets in 2001, net loss per share, basic and diluted, for the six months ended June 30, 2002, increased from $0.05 compared to $0.06 for the six months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had cash and cash equivalents of approximately $499,000 and a working capital deficit of approximately $1.5 million compared to cash and cash equivalents of approximately $83,000 and a working capital deficit of approximately $589,000 on December 31, 2001. During the six months ended June 30, 2002, net cash used in operating activities was $890,229, net cash used in investing activities was $1,677,174 and net cash provided by financing activities, primarily the sale of the Series A Preferred Stock, was $2,725,993 for a total increase in cash and cash equivalents for the period of $158,590.

We expect our liquidity to remain tight throughout 2002. Due to an unacceptable level of performance at one of our recent acquisitions, The Visionary Group, the Company advanced money to cover its operating expenses while taking aggressive steps to eliminate non-revenue generating overhead and reduce its cash needs going forward. Advancing funds to The Visionary Group further taxed our limited resources, and the Company is considering the sale of non-core assets to improve its near-term liquidity.

We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. Although we just completed the Series A Preferred financing described in Note 11 "Series A Convertible Preferred Stock" above, there can be no assurance that future financings can be completed. In order to continue the implementation of our new business plan, it will be necessary to secure additional financing. There can be no assurance that any additional financing will be available on acceptable terms. Should we be unable to obtain additional financing, we would be unable to acquire additional technology companies or continue operations.

Ability to Continue as a Going Concern

Our independent accountants have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2001, contained in our most recent Annual Report on Form 10-KSB, that states that our financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

Seasonality

Based upon our review of current companies and acquisition candidates, the IT Professional Service businesses experience a moderate level of seasonality. The first quarter revenue tends to be the lowest, higher revenues are generally reflected in the second and third quarters and revenues in the fourth quarter decline from the mid-year levels. Revenues for Business Application Software and Application Services and Management do not reflect a discernable pattern of seasonality.


RISK FACTORS

In addition to the information contained herein, readers of this report or any of our press releases should carefully consider the risk factors contained in previous filings, in particular, our Annual Report (Form 10-KSB), our 8-K/A filed June 24, 2002 and our 8-K filed on July 8, 2002. Readers are cautioned that such statements are only predictions and actual events or results may differ substantially. In evaluating those statements, readers should specifically consider the various factors identified in this report, including the matters set forth below, which could cause actual results to differ substantially from those indicated by those forward-looking statements.

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

Hencie Matter
-------------

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

On May 22, 2002, we entered into a Settlement Agreement and Release with Hencie and the guarantors whereby we received an agreed judgment in the amount of $1.65 million, subject to reduction, and will receive monthly payments of principal and interest through April 2004 totaling approximately $1.3 million. The amounts due under the Settlement Agreement and Release are guaranteed by Hencie's CEO and secured by shares of Alternate Marketing Networks, Inc. (ALTM), the parent company of Hencie.
As a result, we have written down the loan to approximately
$1.3 million to reflect the settlement. Because of uncertainties regarding collection of amounts due under the agreement and the lack of liquidity in the collateral, the Company did not record a gain on settlement. Payments received will be recorded as a recovery of the bad debts previously written off.


Proceedings against The Visionary Group
---------------------------------------

On June 4, 2002, we were notified The Visionary Group and Edge had been sued in the District Court of Dallas County, Texas for non-payment of approximately $110,000 due to a former sub-contractor.
We have defenses to the suit and intend to defend the matter vigorously.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

2002 Series A Convertible Preferred Stock
-----------------------------------------

We issued 4,440 shares of Series A Preferred between April and August, 2002 as described in Note 11 "Financing Transactions" and
Note 13 "Subsequent Events" listed above. Each share of our Series A Preferred was issued at a purchase price of $1,000 per share, carries an 8% cumulative dividend and is convertible into shares of our Common Stock at an initial conversion price of $.75 per share. For each 100 shares of Common Stock received upon conversion of the Series A Preferred we issued warrants to purchase 20 shares of our Common Stock at a purchase price of $1.15 per share.

Issuance of Restricted Common Stock
-----------------------------------

On April 11, 2002, we issued 500,000 restricted shares of our Common Stock as part of the consideration for our acquisition of Media Resolutions, Inc. The shares were issued to two investors in a private placement in conformity with Section 4(2) of the Securities Act.

On May 30, 2002, we acquired Virtually There, Inc. In exchange for the outstanding shares of Virtually There, Inc, we paid $120,000 in cash, issued 1,153,846 shares of our restricted Common Stock to the shareholders of Virtually There, and assumed approximately $185,000 of Virtually There's existing liabilities as of the date of closing. The shares were issued in private placement in conformity with section 4(2) of the Securities Act.

On June 21, 2002, we issued 400,000 restricted shares of our Common Stock to Graham C. "Scooter" Beachum, our Vice President and General Manager in exchange for the purchase of the name "Axtive Corporation" and its related logo, trademark and certain tangible assets. We are obligated, subject to certain conditions, to issue up to an additional 297,674 restricted shares on June 21, 2003. The restricted stock was issued to Mr. Beachum in conformity with section 4(2) of the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AMENDMENT TO OUR CERTIFICATE OF INCORPORATION
---------------------------------------------

Our Board of Directors has unanimously adopted an amendment to our Certificate of Incorporation to change the name of our corporation from "Edge Technology Group, Inc." to "Axtive Corporation," (pronounced "Active"). Because of the many references in general commerce to "edge" as both a company name (or part thereof) and a brand name, we believed it was desirable to create a unique name that better portrays the proper image and provides a foundation for future marketing efforts. In addition, within the State of Texas and elsewhere, we became aware of other companies whose names could lead to confusion with Edge Technology Group.

Under Delaware General Corporation Law, the affirmative vote of the holders of a majority of the outstanding shares of common stock is required to amend and restate our Certificate of Incorporation. Through the written consent of a majority of the outstanding shares of our Common Stock and our Series A Preferred Stock, the Company obtained the necessary votes to approve the amendment. For voting purposes holders of our Series A Preferred Stock participate in such a vote on an as-converted basis, which means that each share of Series A Preferred Stock is the equivalent of 1,333.33 shares of Common Stock. Since our board has obtained the required approval for the amendment to our Certificate of Incorporation by means of this written consent, a meeting to approve the Amendment to Certificate of Incorporation is unnecessary, and our board decided to forego the expense of holding a meeting to approve this matter.

The amendment to our certificate of incorporation will become effective upon the filing of the Amendment to Certificate of Incorporation with the Secretary of State of Delaware, which is expected to occur 20 calendar days following the mailing to our stockholders of a Form 14-C "Information Statement and Action Taken Without a Meeting." In the meantime, the Company has adopted "Axtive Corporation" as its "doing business as" (dba) and will conduct its business using the Axtive name.


ADOPTION OF 2002 STOCK INCENTIVE PLAN
-------------------------------------

Our Board of Directors has unanimously adopted the 2002 Stock
Incentive Plan.

Under the terms of the 2002 Plan, the affirmative vote of the holders of a majority of the outstanding shares of common stock must approve the 2002 Plan within twelve months of the adoption by the Board of Directors. Any grants made under the 2002 Plan prior to this stockholder approval shall be subject to obtaining such approval. Through the written consent of a majority of the outstanding shares of our Common Stock and our Series A Preferred Stock, the Company obtained the necessary votes to approve the amendment. For voting purposes holders of our Series A Preferred Stock participate in such a vote on an as-converted basis, which means that each share of Series A Preferred Stock is the equivalent of 1,333.33 shares of Common Stock. Since our board has obtained the required approval for the 2002 Plan by means of this written consent, a meeting to approve the 2002 Plan is unnecessary, and our board decided to forego the expense of holding a meeting to approve this matter.

The 2002 Stock Incentive Plan is expected to become effective 20 calendar days following the mailing of a Form 14-C information statement to our stockholders. A copy of the plan is attached as an exhibit hereto.


ITEM 5.  OTHER INFORMATION

Purchase of the "Axtive" Name

On June 21, 2002, the Company acquired the name Axtive Corporation (pronounced "Active") and its related logo, trademark and certain tangible assets including furniture and fixtures, signage and office supplies from Axtive Software Corporation, as represented by its sole shareholder, Graham C. "Scooter" Beachum III, Edge's Vice President and General Manager. The assets were acquired in exchange for an initial grant of 400,000 shares of Edge $.01 par value common stock valued at approximately $168,000 at the time of acquisition. If our stock does not trade to at least $.75 per share during the next 12 months, Mr. Beachum will receive up to an additional 297,674 shares to bring the total shares given in exchange for the assets to a value not exceeding $300,000 based upon the market price on the date the assets were acquired. The transaction was negotiated at arms-length between Axtive Software Corporation and Edge. Graham C. Beachum, II, director of Edge and father of Graham C. "Scooter" Beachum, recused himself from voting on this issue.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) (The following Exhibits are filed as part of this Report as required by Item 601 of Regulation S-B.

  EXHIBIT
  NUMBER                         DESCRIPTION
----------   --------------------------------------------------
  4.9        Form of Subscription and Securities Purchase
             Agreement dated April 1, 2002, between Edge
             Technology Group, Inc. and Purchasers as named therein. (Incorporated by reference to Exhibit 4.9 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.)

  4.10 Certificate of Designation, Preference and Rights of Series A Convertible Preferred Stock of Edge Technology Group, Inc. dated April 1, 2002. (Incorporated by reference to Exhibit 4.10 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.)

  4.11 Form of Common Stock Purchase Warrant dated April 1, 2002, issued to purchasers of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.11 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.)

  4.12 Registration Rights Agreement dated April 1, 2002 pertaining to Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.12 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.)

  4.13 Letter Agreement dated April 1, 2002 pertaining to conversion of Infinity Note into shares of Common Stock. (Incorporated by reference to Exhibit 4.13 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.)

 10.23 Agreement and Plan of Merger Among Edge Technology Group, Inc., Visionary Acquisition Corp., The Visionary Group, Inc. and The Visionary Group Shareholders dated April 8, 2002. (Incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.)

 10.24 Agreement and Plan of Merger Among Edge Technology Group, Inc., Media Resolutions Acquisition Corp., Media Resolutions, Incorporated and Media Resolutions Shareholders dated April 11, 2002. (Incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.)

 10.25 Agreement and Plan of Merger Among Edge Technology Group, Inc., VT Acquisition Corp., Virtually There, Inc. and the shareholders of Virtually There, Inc. dated May 30, 2002. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 14, 2002.)

 10.26 Asset Purchase Agreement by and among Universal Data Technology, Inc., its Shareholders, Edge Technology Group, Inc. and UDT Consulting, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on June 14, 2002.)

 10.27*      2002 Stock Incentive Plan dated June 25, 2002.
             (filed herewith)

 10.28 Bill of Sale and Asset Purchase Agreement by and between Axtive Software Corporation and Edge
             Technology Group dated June 21, 2002. (filed herewith)

 10.29       Factoring and Security Agreement between UDT
             Consulting, Inc., and Landry Marks Partners, LP dated June 24, 2002. (filed herewith)

 99.1 Section 906 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)



* Indicates management contract or compensatory plan or arrangement


(b)  Reports on Form 8-K

On June 14, 2002, Edge filed a Form 8-K announcing the acquisition of Virtually There, Inc. and the purchase of the assets of Universal Data Technologies, Inc. as of May 30, 2002 and May 31, 2002, respectively.

On June 24, 2002, Edge filed a Form 8-K/A detailing the four companies acquired during April and May 2002, including (i) Audited Financial Statements of The Visionary Group, Inc., Media Resolutions, Inc., Virtually There, Inc. and Universal Data Technology, Inc. as of and for the year ended December 31, 2001;
(ii) unaudited interim financial information for Virtually There, Inc. and Universal Data Technology, Inc. for the three months ended March 31, 2002; (iii) unaudited combined pro forma Balance Sheets of Edge Technology Group, Inc., The Visionary Group, Inc., Media Resolutions, Inc., Virtually There, Inc. and Universal Data Technology, Inc. as of March 31, 2002, and the related unaudited combined pro forma Statements of Operations for the year ended December 31, 2001, and the three months ended March 31, 2002.

On July 8, 2002, Edge filed a Form 8-K stating that the operating results of its subsidiary, The Visionary Group, were below acceptable levels.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EDGE TECHNOLOGY GROUP INC.


                              By: /s/ DAVID N. PILOTTE
                                 --------------------------------
                                 David N. Pilotte
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

August 19, 2002

                        INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                         DESCRIPTION
----------   --------------------------------------------------
   4.9       Form of Subscription and Securities Purchase
             Agreement dated April 1, 2002, between Edge
             Technology Group, Inc. and Purchasers as named therein. (Incorporated by reference to Exhibit 4.9 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.)

   4.10 Certificate of Designation, Preference and Rights of Series A Convertible Preferred Stock of Edge Technology Group, Inc. dated April 1, 2002. (Incorporated by reference to Exhibit 4.10 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.)

   4.11 Form of Common Stock Purchase Warrant dated April 1, 2002, issued to purchasers of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.11 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.)

   4.12 Registration Rights Agreement dated April 1, 2002 pertaining to Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.12 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.)

   4.13 Letter Agreement dated April 1, 2002 pertaining to conversion of Infinity Note into shares of Common Stock. (Incorporated by reference to Exhibit 4.13 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.)

  10.23 Agreement and Plan of Merger Among Edge Technology Group, Inc., Visionary Acquisition Corp., The Visionary Group, Inc. and The Visionary Group Shareholders dated April 8, 2002. (Incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.)

  10.24 Agreement and Plan of Merger Among Edge Technology Group, Inc., Media Resolutions Acquisition Corp., Media Resolutions, Incorporated and Media Resolutions Shareholders dated April 11, 2002. (Incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed on April 16, 2002.)

  10.25 Agreement and Plan of Merger Among Edge Technology Group, Inc., VT Acquisition Corp., Virtually There, Inc. and the shareholders of Virtually There, Inc. dated May 30, 2002. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 14, 2002.)

  10.26 Asset Purchase Agreement by and among Universal Data Technology, Inc., its Shareholders, Edge Technology Group, Inc. and UDT Consulting, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on June 14, 2002.)

  10.27*     2002 Stock Incentive Plan dated June 25, 2002.
             (filed herewith)

  10.28 Bill of Sale and Asset Purchase Agreement by and between Axtive Software Corporation and Edge
             Technology Group dated June 21, 2002. (filed herewith)

  10.29      Factoring and Security Agreement between UDT
             Consulting, Inc., and Landry Marks Partners, LP dated June 24, 2002. (filed herewith)

  99.1 Section 906 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)



* Indicates management contract or compensatory plan or arrangement