Form 10QSB
period 2002-09-30
AXTIVE CORP
filed 2002-11-14
CIK 1015172

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-QSB


      [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

                               OR

      [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________


                Commission file number:  0-20995

                       AXTIVE CORPORATION
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


                   EDGE TECHNOLOGY GROUP, INC.
      (Former name, former address and former fiscal year,
                  if changed since last report)


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

As of November 14, 2002, the issuer had 19,039,622 shares of Common Stock outstanding.

                       AXTIVE CORPORATION


                        TABLE OF CONTENTS

                                                            Page No.
                                                            --------

PART I  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements:

       Consolidated Balance Sheets as of December 31, 2001
       and September  30, 2002 (unaudited)..................    3
       Unaudited Consolidated Statements of Operations for
       the Three and Nine Months Ended September 30, 2001
       and 2002.............................................    4
       Unaudited Consolidated Statements of Comprehensive
       Income for the Three and Nine Months Ended
       September 30, 2001 and 2002..........................    4
       Unaudited Consolidated Statements of Cash Flows for
       the Nine Months Ended September 30, 2001 and 2002....    5
       Notes to Unaudited Consolidated Financial Statements.    6

     ITEM 2.  Management's Discussion and Analysis or Plan
              of Operation..................................   11

     ITEM 3.  Controls and Procedures.......................   15



PART II  OTHER INFORMATION

     ITEM 1.   Legal Proceedings............................   16

     ITEM 2.   Changes in Securities and Use of Proceeds....   16

     ITEM 3.   Defaults Upon Senior Securities..............   16

     ITEM 4.   Submission of Matters to a Vote of Security
               Holders......................................   16

     ITEM 5.   Other Information............................   17

     ITEM 6.   Exhibits and Reports on Form 8-K.............   17

SIGNATURE...................................................   18

                       AXTIVE CORPORATION

                   CONSOLIDATED BALANCE SHEETS


                                                                      December 31,  September 30,
                                                                          2001           2002
                                                                      ------------   ------------
                                                                                      (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                          $     82,567    $   989,086
   Marketable securities                                                         -         46,362
   Accounts receivable                                                           -        379,706
   Other current assets                                                     20,339         92,311
                                                                      ------------    -----------
    Total current assets                                                   102,906      1,507,465


NON-CURRENT ASSETS
   Fixed assets, net                                                        35,385        305,904
   Goodwill                                                                      -      3,026,884
   Intangible assets                                                             -        154,627
   Other assets                                                                  -          7,162
                                                                      ------------   ------------

    TOTAL ASSETS                                                      $    138,291   $  5,002,042
                                                                      ============   ============

CURRENT LIABILITIES
   Accounts payable                                                   $    451,993   $    737,500
   Accrued expenses                                                        239,489        292,410
   Other current liabilities                                                     -      1,443,356
                                                                      ------------   ------------
    Total current liabilities                                              691,482      2,473,266

Notes payable - related parties                                          1,639,000              -
Other liabilities                                                                -         43,596
                                                                      ------------   ------------

    Total non-current liabilities                                        1,639,000         43,596
                                                                      ------------   ------------
    TOTAL LIABILITIES                                                    2,330,482      2,516,862

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY / (DEFICIT)
Series A convertible preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2001 and 4,440 issued and outstanding at September 30, 2002, net of
 discount; liquidation preference of $4,440,000                                  -      3,833,088
Common stock, $.01 par value, 100,000,000 shares authorized,
 16,488,139 issued and outstanding at December 31, 2001 and
 19,039,622 issued and outstanding at September 30, 2002                   164,881        190,396
Additional paid in capital                                              40,048,615     42,209,178
Accumulated deficit                                                    (42,405,687)   (43,718,101)
Accumulated other comprehensive income (loss)                                    -        (29,381)
                                                                      ------------   ------------

   TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)                               (2,192,191)     2,485,180
                                                                      ------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)             $    138,291   $  5,002,042
                                                                      ============   ============


             The accompanying notes are an integral
               part of these financial statements.

                       AXTIVE CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                                      For the Three Months          For the Nine Months
                                                       Ended September 30,           Ended September 30,
                                                  ---------------------------   ---------------------------
                                                      2001           2002           2001           2002
                                                  ------------   ------------   ------------   ------------
Sales                                             $          -   $  1,008,998   $          -   $  1,520,099
Cost of sales                                                -        498,518              -        838,558
                                                  ------------   ------------   ------------   ------------
   Gross profit                                              -        510,480              -        681,541

Operating expenses
   General and administrative                          717,213      1,033,405        833,560      2,069,156
   Marketing                                                 -         46,673              -         80,858
   Recovery of bad debt                                      -       (982,500)             -     (1,037,500)
   Depreciation and amortization                             -         29,110              -         41,278
   Impairment of assets                                      -        600,000      2,495,954        600,000
                                                  ------------   ------------   ------------   ------------
   Total operating expenses                            717,213        726,688      3,329,514      1,753,792

                                                  ------------   ------------   ------------   ------------
Operating loss                                        (717,213)      (216,208)    (3,329,514)    (1,072,251)

Other income (expense)
   Interest income                                         793          1,262          1,774          5,651
   Interest expense                                    (24,780)       (15,917)       (62,130)       (53,176)
   Taxes - other                                             -              -              -         (8,365)
   Amortization of deferred financing fees              (2,519)             -         (8,224)             -
   Other                                                     -          3,979              -          3,822
                                                  ------------   ------------   ------------   ------------
   Total other income (expense)                        (26,506)       (10,676)       (68,580)       (52,068)

                                                  ------------   ------------   ------------   ------------
Loss from continuing operations                       (743,719)      (226,884)    (3,398,094)    (1,124,319)

Loss from discontinued operations                     (583,871)             -     (1,250,958)             -

                                                  ------------   ------------   ------------   ------------
Net loss                                            (1,327,590)      (226,884)    (4,649,052)    (1,124,319)

   Provision for preferred stock dividends                   -        (89,066)             -       (171,915)
   Amortization of discount on preferred stock               -        (95,595)             -       (188,095)
                                                  ------------   ------------   ------------   ------------
Net loss attributed to common stockholders        $ (1,327,590)  $   (411,545)  $ (4,649,052)  $ (1,484,329)
                                                  ============   ============   ============   ============

Basic and diluted loss per share
   From continuing operations                     $      (0.04)  $      (0.02)  $      (0.21)  $      (0.08)
   From discontinued operations                          (0.04)             -          (0.08)             -
                                                  ------------   ------------   ------------   ------------
Net loss per share attributed to common
stockholders, basic and diluted                   $      (0.08)  $      (0.02)  $      (0.29)  $      (0.08)
                                                  ============   ============   ============   ============

Weighted average common shares outstanding,
basic and diluted                                   16,385,143     18,984,677     16,200,739     17,755,760

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

   (Unaudited)
Net loss                                          $ (1,327,590)  $   (226,884)  $ (4,649,052)  $ (1,124,319)
Unrealized loss on available for sale securities                      (29,381)                      (29,381)
                                                  ------------   ------------   ------------   ------------
Comprehensive loss                                $ (1,327,590)  $   (256,265)  $ (4,649,052)  $ (1,153,700)
                                                  ============   ============   ============   ============


             The accompanying notes are an integral
               part of these financial statements.

                       AXTIVE CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                                     For the Nine Months
                                                                      Ended September 30,
                                                                     2001           2002
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities                            $ (1,030,381)  $   (656,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                  (80,331)       (81,734)
Acquisition of subsidiaries                                                 -     (1,640,168)
Proceeds from the sale of fixed assets                                 14,694              -
Proceeds from the sale of other assets                                300,000              -
Loan to related party                                                 (75,000)             -
                                                                 ------------   ------------
Net cash provided by (used in) investing activities                   159,363     (1,721,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of preferred stock and warrants                  -      2,874,869
Borrowings on short-term notes payable                                400,000              -
Repayment of short-term notes payable                                       -        (48,000)
Contributed capital                                                   400,000        200,000
                                                                 ------------   ------------
Net cash provided by financing activities                             800,000      3,026,869
                                                                 ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               (71,018)       648,403

Cash and cash equivalents, beginning of period                        169,846        340,683
                                                                 ------------   ------------

Cash and cash equivalents, end of period                         $     98,828   $    989,086
                                                                 ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                           $        275   $     17,758
Cash paid for taxes                                              $          -   $      8,615


             The accompanying notes are an integral
               part of these financial statements.

                       AXTIVE CORPORATION

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In this Quarterly Report on Form 10-QSB, we will refer to Axtive Corporation, a Delaware corporation, as "Axtive," "Company," "we," "us" and "our." Prior to October 28, 2002, the Company was known as Edge Technology Group, Inc. Throughout this Quarterly Report where prior reports included a reference to "Edge" in a historical context, the reference to Edge has been changed to "Axtive." Our new trading symbol is AXTV.

1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Additionally, certain amounts reported in prior periods have been reclassified to conform to the current period's presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. The results of operations and cash flows for the nine months ended September 30, 2002, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended
December 31, 2002. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001, and those audited and unaudited financial statements contained in the Company's Form 8-K/A filed with the Securities and Exchange Commission on June 24, 2002.

2.  DISCONTINUED OPERATIONS - SALE OF "ONE-ON-ONE" ASSETS

On September 10, 2001, we closed the previously announced sale of assets related to our One-on-One business to a newly formed, unrelated entity, Visual Edge, Inc. Accordingly, results of this operation have been classified as discontinued and prior periods have been restated.

The operating results of the discontinued operation for the three and nine months ended September 30, 2001, included sales of $139,229 and $403,526, respectively, and a net loss, including the loss on the sale of assets of $570,287, of $583,903 and $1,250,957, respectively.

3.  UNCERTAINTY OF PROPOSED PLAN OF OPERATION

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $43.7 million at September 30, 2002. Of this, approximately $33.5 million had accumulated through March 31, 2001, and is attributable to the Company's former One-on-One golf video business. Another approximately $6.2 million reflects impairment charges and bad debts stemming from investments and loans made prior to the Company's creation of its current business plan.

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

4.  BUSINESS COMBINATIONS

Acquisition of Media Resolutions, Inc.
--------------------------------------

On April 11, 2002, we closed the previously announced acquisition of Media Resolutions, Inc., an Application Service Provider ("ASP") and website hosting company located in Dallas, Texas. We paid $330,000 in cash and notes (See note 12. "Other Current Liabilities") and 500,000 restricted shares of our $.01 par value common stock ("Common Stock") valued at $306,250 in exchange for all the outstanding shares of Media Resolutions. The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Media Resolutions were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. Media Resolutions has five employees and generated revenues of approximately $283,000 and break even operating results in 2001. For more information about this acquisition, please see the Company's Form 8-K/A filed
June 24, 2002, with the Securities and Exchange Commission.

Acquisition of The Visionary Group, Inc.

----------------------------------------

On April 8, 2002, we acquired The Visionary Group, Inc., a professional services firm providing IT Professional Services related to Oracle applications software. Headquartered in Dallas, Texas, The Visionary Group has operations in Dallas and Austin, Texas. We paid $910,000 in cash and notes (See note 12. "Other Current Liabilities") and paid approximately $70,000 of existing debt in exchange for all the outstanding shares of The Visionary Group. The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of The Visionary Group were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The Visionary Group had 14 employees at the time of acquisition and generated revenues of $3.4 million and break even operating results in 2001. The Company filed a Form 8-K/A on June 24, 2002, with the Securities and Exchange Commission that provides further information about this acquisition.

Following its acquisition, the gross revenues for The Visionary Group fell below acceptable levels, and we expect near-term revenue to be significantly below historical levels. Sales for the three months ended September 30, 2002, total approximately $10,000. We believe the decline in gross revenue has resulted from an overall decline in the market and the delay of several significant projects resulting from general economic conditions.

Management has aggressively taken steps to address the business and operational issues at The Visionary Group. The Visionary Group has eliminated all non-billable consultants and certain administrative positions, has curtailed occupancy costs, replaced prior management and transferred assets to a newly formed subsidiary. No assurances can be given that these steps will prove adequate to restore the historical revenues of The Visionary Group.

Acquisition of Universal Data Technology, Inc.
----------------------------------------------

On May 31, 2002, our newly created and wholly owned subsidiary, UDT Consulting, Inc., acquired the assets of Universal Data Technology, Inc., an IT Professional Services practice headquartered in Dallas, Texas with additional operations in Arkansas and Florida. Our total purchase price for substantially all of Universal Data Technology's assets will be the sum of $1,127,750 ("Minimum Purchase Price") and the product of multiplying two times UDT Consulting's earnings before interest, taxes, depreciation and amortization (EBITDA) for the twelve months immediately following the closing date of the acquisition (the "Measurement Period"). The calculation of the purchase price is subject to certain deductions and offset provisions. An initial payment of $227,750 and the forgiveness of a $150,000 promissory note from Universal Data Technology to Axtive were applied toward the purchase price as of the date of the closing. The remainder of the purchase price will be paid monthly pursuant to an earn-out schedule, with any remaining payments to be delivered after the end of the Measurement Period. Amounts due attributable to the Minimum Purchase Price are included in Other Current Liabilities (See note 12). Payments on the earn-out schedule through September 30, 2002, applying to the Minimum Purchase Price have totaled $48,000.

The assets acquired from Universal Data Technology were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. For the year ended December 31, 2001, Universal Data Technology generated revenues of approximately $5.6 million with a net loss of approximately $390,000. As of September 30, 2002, UDT Consulting employs approximately 25 full-time consultants and support staff. The Company filed a Form 8-K/A on June 24, 2002, with the Securities and Exchange Commission that provides further information about this acquisition.

Acquisition of Virtually There, Inc.
------------------------------------

On May 30, 2002, we acquired Virtually There, Inc., an ASP and website hosting company located in Fort Worth, Texas. In exchange for the outstanding shares of Virtually There, Inc., we paid $120,000 in notes, (See note 12. "Other Current Liabilities") issued 1,153,846 shares of our restricted Common Stock valued at $450,000 to the shareholders of Virtually There, and assumed approximately $185,000 of Virtually There's existing liabilities as of the date of closing. Virtually There currently has eight employee and generated revenues of approximately $1.0 million with a net loss of approximately $79,000 for the year ended December 31, 2001. The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Virtually There were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The Company filed a Form 8-K/A on June 24, 2002, with the Securities and Exchange Commission that provides further information about this acquisition.

The excess purchase price over the fair value of the tangible net assets acquired in the above transactions combined totaled approximately $3.6 million and was allocated to goodwill.

Pro forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions had occurred at the beginning of 2001 and 2002, respectively.


                                       For the Three Months           For the Nine Months
                                         Ended September 30,            Ended September 30,
                                       2001           2002           2001           2002
                                   ------------   ------------   ------------   -------------
Sales                              $  2,922,300   $  1,008,998   $  8,196,300   $   3,596,194

Net loss attributed to
 common stockholders               $   (851,548)  $   (411,545)  $ (3,944,369)  $  (2,041,610)

Net loss per share attributed
to common stockholders,
basic and diluted                  $      (0.05)  $      (0.02)  $      (0.22)  $       (0.11)


5.  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany balances and intercompany transactions have been eliminated in consolidation.

6.  REVENUE RECOGNITION

Revenue from the sale of products or provision of services is recognized when the product is delivered or when the service is provided and collectability of the receivable is reasonably assured. Deposits received from customers in advance of the delivery of product or provision of service are included in other current liabilities in the accompanying balance sheets.

7.  GOODWILL

Goodwill of approximately $3.6 million was recorded as a result of the acquisitions. In accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is assumed to have an indefinite life and will not be subject to amortization. The Company will evaluate its goodwill at least annually (and also whenever events or circumstances indicate an impairment may exist) and will test for impairment by applying a fair value based test.

On July 8, 2002, Axtive filed a Form 8-K stating that the operating results of its subsidiary, The Visionary Group, were below acceptable levels. Despite aggressive action to rebuild the revenues of this business, losses and negative cash flows continue. As a result, the Company has tested the goodwill and other assets for impairment and recognized an impairment charge related to the goodwill in an amount of $600,000 in the current period. It is possible that future operating results will change our estimate of the reporting unit's fair value. Accordingly, additional write-downs are possible.

8.  INTANGIBLE ASSETS - Related Party Transaction

On June 21, 2002, the Company acquired the name "Axtive Corporation" and its related logo and trademark (collectively, "intangible assets") and certain tangible assets including furniture and fixtures, signage and office supplies from Axtive Software Corporation, as represented by it sole shareholder, Graham C. "Scooter" Beachum III, Axtive's Vice President and General Manager. The assets were acquired in exchange for an initial grant of 400,000 restricted shares of Axtive Common Stock valued at approximately $168,000. Such amount was allocated between tangible ($15,000) and intangible assets ($153,000) based upon their relative fair values.

The intangible assets are assumed to have an indefinite life and will not be subject to amortization.

If our stock does not trade for at least $.75 per share at any time during the next 12 months, Mr. Beachum will receive up to an additional 297,674 shares to bring the total shares given in exchange for the assets to a value not exceeding $300,000 based upon the market price on the date the assets were acquired. The issuance of additional shares, if any, will not affect the recorded value of the assets acquired.

9.  LOSS PER SHARE

Basic loss per share is calculated by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.

For the periods ended September 30, 2001 and 2002, due to our net losses, shares of our Common Stock issuable upon the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive.

10.  NOTE RECEIVABLE

On September 22, 2000, we made an unsecured loan of $1.4 million to Hencie, Inc., a Texas-based IT Services business. The loan was guaranteed by a related company, Hencie Consulting Services, Inc. (collectively "Hencie") and personally guaranteed by Hencie's CEO.

The loan to Hencie matured November 22, 2001, and went into default. Due to the uncertainty surrounding collection of the note, no interest was accrued in 2001 or 2002 and, during the fourth quarter of 2001, the note was fully reserved to reflect our estimate of its net realizable value.

On May 22, 2002, we entered into a Settlement Agreement and Release with Hencie and the guarantors whereby we received an agreed judgment in the amount of $1.65 million, subject to reduction, and would receive monthly payments of principal and interest through April 2004 totaling approximately $1.3 million. The amounts due under the Settlement Agreement and Release were guaranteed by Hencie's CEO and secured by shares of Alternate Marketing Networks, Inc. (NASDAQ Small Cap: ALTM), the parent company of Hencie. Because of uncertainties regarding collection of amounts due under the agreement and the lack of liquidity in the collateral, the Company did not record a gain on settlement. Payments received were to be recorded as a recovery of the bad debts previously written off.

On September 20, 2002, all rights and amounts due to Axtive under the settlement with Hencie were sold without recourse to an unrelated third-party in exchange for $802,500. Prior to its sale, the company had received payments totaling $235,000. Such payments, together with the sale proceeds, totaled $1,037,500 and were recorded as a recovery of bad debts.

11.  FINANCING TRANSACTIONS

2000 Infinity Loans
-------------------

During 2000, Infinity Investors Limited ("Infinity"), a related party, made certain loans to us for working capital purposes. These loans totaled approximately $219,000 and bear interest at a rate equal to 8.5% per annum. As part of the reorganization of Axtive effective September 1, 2000, Infinity became entitled to the repayment of these loans. The loan agreement was renegotiated in April 2001 and again in January 2002 to extend the due date to March 31, 2002.

Upon maturity, as of April 1, 2002, Infinity elected to convert the outstanding principal and interest totaling $258,464 into Axtive's Common Stock at $.65 per share resulting in 397,637 shares issued by us.

Sandera Loan (formerly "Catalyst Loan")
---------------------------------------

On December 13, 2000, we entered into a loan agreement with Catalyst Master Fund, L.P. ("Catalyst"), a related party, to borrow $620,000 (the "Catalyst Loan"). Catalyst was a stockholder of ours and certain of our directors are officers of an entity that manages Catalyst Master Fund L.P.

The Catalyst Loan was convertible at the option of the holder into Common Stock at a conversion price of $1.50 per share. The Catalyst Loan was also secured by a pledge of substantially all of our assets. Effective April 16, 2001, we entered into an amended loan agreement with Catalyst that increased the borrowings available under the original loan agreement from $620,000 to a total of $2,120,000. Under the amended loan agreement, we could draw down amounts under the loan agreement as we had a need for funds, subject to our being in compliance with the covenants contained in that loan agreement. The amended loan agreement bears interest at eight percent (8%) per annum and was due March 31, 2002. The additional amount available under the amended loan agreement was also convertible into Common Stock at a conversion price of $1.50 per share and was secured by a pledge of substantially all of our assets.

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

Infinity Option
---------------

On May 31, 2001, we sold to Infinity an option in return for the payment of $1.0 million payable in five payments of $200,000 each commencing on May 31, 2001 ("Infinity Option"). Pursuant to the Infinity Option, Infinity could elect on May 31, 2002, to exercise its option by assigning its interest in a note receivable of $10.0 million in exchange for 3,333,333 shares of Common Stock.

In March 2002, Infinity and Axtive mutually agreed to terminate the option.

2002 Series A Convertible Preferred Stock
-----------------------------------------

On April 1, 2002, we issued 4,200 shares of Series A Convertible Preferred Stock ("Series A Preferred") at $1,000 per share providing proceeds to us of $2,669,876 calculated as $4,200,000, less $1,530,124 of the pre-existing Sandera debt converted to Series A Preferred. The Series A Preferred shares carry an 8% cumulative dividend and are convertible, at the option of the holder, into shares of Common Stock any time after one year at an initial conversion price of $.75 per share. As discussed below, the purchaser also received warrants to purchase Common Stock. The preferred shares have voting rights pari pasu with the Common Stock and as a separate class on certain matters. The shares also have an antidilution provision whereby the price and number of shares issuable upon conversion adjusts for stock splits, stock dividends and future share issuances below the conversion price of the Series A Preferred. The Series A Preferred have demand registration rights after one year following closing of the financing transaction and the right to elect one member to our Board of Directors. The issuance of warrants resulted in a beneficial conversion feature of the Series A Preferred valued at $370,000. Such amount was reflected as a discount to the Preferred Stock in the Consolidated Balance Sheet and is being amortized to the date the shares first become convertible, April 1, 2003.

In connection with the issuance of Series A Preferred, each purchaser received warrants entitling the holder to purchase 20 shares of Common Stock for each 100 shares of Common Stock the holder is entitled to receive upon conversion. The warrants entitle the holder to purchase common shares at the price of $1.15 per share. The warrants become exercisable on the second anniversary of the issuance of the Series A Preferred and, unless exercised earlier, will expire on the fourth anniversary of the issuance. The warrants were valued at $370,000 using the Black-Scholes option pricing model and such amount is reflected in additional paid in capital in the Consolidated Balance Sheet. We issued warrants exercisable for a total of 1,119,998 shares of Common Stock in the offering.

We paid no commissions in connection with issuance of Series A Preferred but did incur approximately $35,000 in other issuance costs. Such amount is reflected as a reduction to additional paid in capital in the Consolidated Balance Sheet. Proceeds from the offering were used to acquire Media Resolutions, Inc., The Visionary Group, Inc., Virtually There, Inc. and the assets of Universal Data Technology, Inc. and for general corporate purposes (See Note 4 "Business Combinations").

In July and August 2002, the Company raised additional funds under the Series A Preferred offering by issuing 240 shares of Series A Preferred Stock at $1,000 per share providing proceeds to us of $240,000. The terms for the issuance of the Series A Preferred were identical to those investors who had invested in April 2002. In particular, we issued additional warrants exercisable for a total of 64,000 shares of Common Stock in the offering. The proceeds from the offering were used for general corporate purposes. The Company paid no issuance costs in connection with these subsequent issuances, and using the same methodology described above, valued the warrants and the conversion feature at $10,000 each. Such amounts were accounted for as described above.

As of September 30, 2002, there had been no dividends declared on the Series A Preferred stock. Undeclared but cumulative dividends on the preferred shares as of that date totaled
$171,915 and are reflected in the consolidated statements of operations.

Receivables Factoring
---------------------

One of the Company's subsidiaries, UDT Consulting, Inc., has engaged with a third-party to factor certain of its receivables. The receivables are purchased by the factor with recourse to UDT Consulting, and amounts due under the Factoring and Security Agreement are secured by a pledge of receivables and other assets of UDT Consulting, and are guaranteed by Axtive. Under the agreement, UDT Consulting receives approximately 80% of the face amount of the receivable, pays interest at a rate of prime plus 2% and is subject to additional fees in certain circumstances.
At September 30, 2002, UDT Consulting had approximately $59,000 of receivables sold under the agreement. The related liability to the factor is included in Other Current Liabilities in the Consolidated Balance Sheet.

12. OTHER CURRENT LIABILITIES

Other current liabilities are primarily amounts due to the sellers of the businesses Axtive has acquired. Such amounts represent deferred payment of the purchase price and amounts withheld at closing to ensure compliance with representations and warranties made by the sellers. In general, such amounts are due one year from the date of acquisition.

13.  COMMON STOCK

On August 20, 2002, we issued 100,000 restricted shares of our Common Stock (valued at $32,000) to an unrelated third party in exchange for professional services advising us on raising capital and evaluating mergers and acquisitions.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included as Item 1 of this report. This document contains "forward-looking statements" made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements include without limitation, statements regarding our future capital requirements and our ability to satisfy our capital needs; statements regarding our recent acquisitions; statements regarding our ability to implement our plans to acquire additional companies; and other statements which speak to projections of future conditions or our anticipated performance which contain the words "anticipate", "believe," "expect" and words or phrases of similar import, as they relate to us or our management. You should be aware that these "forward-looking" statements are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the ability to adopt and successfully execute a revised business plan, respond to future business opportunities, and overcome numerous other risks and difficulties generally experienced by early stage business models, including, but not limited to those factors set forth under the heading "RISK FACTORS" in our annual report filed on Form 10-KSB for our fiscal year ended December 31, 2001, and discussed in the Form 8-K/A filed on June 24, 2002, as well as the Form 8-K filed on July 8, 2002.

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

The results of operations generated by the One-on-One business have been presented as "discontinued operations" in the financial statements because it represented a separate segment of our business. During the three and nine months ended September 30, 2001, we had no operations other than those related to the business sold in September 2001. As such, the basic financial statements for the three and nine months ended September 30, 2001, include neither sales nor costs of sales.

OUR ONGOING PLAN

Our plan of operation for the upcoming months calls for the following:

*    Operating the businesses Axtive has acquired to date;

* Additional fundraising activities to continue our acquisition strategy; and

*    Additional acquisitions to fill in Axtive's end-to-end
     ("E2E") offering of business application software products and professional services to meet the needs of middle market companies.

RECENT DEVELOPMENTS

Amendment of Certificate of Incorporation
-----------------------------------------

On October 28, 2002, our Certificate of Incorporation was amended to change the company's name from Edge Technology Group, Inc. to Axtive Corporation. The change was approved by the Board of Directors on June 25, 2002, and approved by a written consent of a majority of the outstanding shares of our Common Stock effective June 25, 2002. For voting purposes, holders of our Series A Convertible Preferred Stock participated in such a vote on an as-converted basis, which means that, at the time of such vote, each share of Series A Convertible Preferred Stock was the equivalent of 1,333.33 shares of Common Stock.

Shares eligible to vote on the matter totaled 24,672,941 including 18,939,622 common shares outstanding and 5,733,319 equivalent shares of Common Stock represented by the Series A Convertible Preferred Stock, as converted. The Board of Directors received the consent to the action from stockholders representing 17,621,488 shares.


Adoption of 2002 Stock Incentive Plan
-------------------------------------

On June 25, 2002, our Board of Directors adopted, subject to stockholder approval, the 2002 Stock Incentive Plan. The plan was approved on July 15, 2002, through the written consent of a majority of the outstanding shares of our Common Stock effective July 15, 2002. For voting purposes holders of our Series A Convertible Preferred Stock participated in such a vote on an as-converted basis, which means that, at the time of such vote, each share of Series A Convertible Preferred Stock is the equivalent of 1,333.33 shares of Common Stock.

Shares eligible to vote on the matter totaled 24,752,941 including 18,939,622 common shares outstanding and 5,813,319 equivalent shares of Common Stock represented by the Series A Convertible Preferred Stock, as converted. The Board received the consent to the action from stockholders representing 17,354,822 shares.

RESULTS OF OPERATIONS

Three Months ended September 30, 2002 compared to three months ended September 30, 2001
--------------------------------------------------------------

Stemming from our recent acquisitions, sales from continuing operations for the three months ended September 30, 2002, reached $1,008,998. This represents the first period in which the operations of all our subsidiaries were included for the full period. Gross margins across all businesses averaged 51.2 percent and reflected month over month improvements throughout the three month period. However, revenues remained below prior year levels for each of the subsidiaries. The improvement in gross margins reflects the Company's efforts to contain costs and to reduce fixed costs in favor of variable costs.

General and administrative expenses for the three months ended
September 30, 2002, increased over the comparable period in the prior year stemming from the recent acquisitions.

Marketing expense reflects primarily salaries of internal sales and marketing personnel.

Recovery of bad debt reflects the recovery of amounts previously written off from the Hencie matter. See Note 10 "Notes
Receivable" in the Notes to Unaudited Consolidated Financial
Statements included in Item 1 herein.

Impairment of assets reflects a partial write off of goodwill recorded as part of the acquisition of The Visionary Group.

Interest expense for the three months ended September 30, 2002, decreased $8,863 or 35.8% from the prior year. Interest in the prior year was attributable to the Sandera (later assigned to Catalyst) and Infinity loans that were converted into equity April 1, 2002 (See Note 11 "2002 Series A Convertible Preferred Stock" in the Notes to Unaudited Consolidated Financial Statements under Item 1 herein for more information). Interest expense in the three months ended September 30, 2002, reflects primarily the cost of factoring receivables by our subsidiary, UDT Consulting.

Loss from discontinued operations of $583,903 reflects the sale, on September 10, 2001, of assets related to our One-on-One business to a newly formed, unrelated entity, Visual Edge, Inc. Included in that amount is a loss on the sale of assets of approximately $570,000.


Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001
----------------------------------------------------------------

Stemming from our recent acquisitions, sales from continuing operations for the nine months ended September 30, 2002, reached $1,520,099. Results from operations of each subsidiary were included only during the portion of the period that Axtive owned that subsidiary. As a result, no revenues were recorded during the first three months of the year. Gross margins across all businesses averaged 43.2 percent and reflected month over month improvements over the six month period in which the Company recorded revenues.

General and administrative expenses for the nine months ended
September 30, 2002, increased over the comparable period in the prior year stemming from the recent acquisitions.

Marketing expense reflects primarily salaries of internal sales and marketing personnel.

Recovery of bad debt reflects the recovery of amounts previously written off from the Hencie matter. See Note 10 "Notes
Receivable" in the Notes to Unaudited Consolidated Financial
Statements included in Item 1 herein.

Impairment of assets for the nine months ended September 30, 2001, reflects a partial write off in 2001 of our investment in Purchase Pooling Solutions, Inc., a demand aggregator of capital equipment for the public sector. Impairment of assets for the nine months ended September 30, 2002, reflects a partial write off of goodwill recorded as part of the acquisition of The Visionary Group.

Interest expense for the nine months ended September 30, 2002, decreased $8,954 or 14.4% from the prior year. Interest in the prior year was attributable to the Sandera (later assigned to Catalyst) and Infinity loans that were converted into equity April 1, 2002 (See Note 11 "2002 Series A Convertible Preferred Stock" in the Notes to Unaudited Consolidated Financial Statements under Item 1 herein for more information). Interest expense in the three months ended September 30, 2002, reflects primarily the cost of factoring receivables by our subsidiary, UDT Consulting.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had cash and cash equivalents of approximately $989,000 and a working capital deficit of approximately $966,000 compared to cash and cash equivalents of approximately $83,000 and a working capital deficit of approximately $589,000 on December 31, 2001. During the nine months ended September 30, 2002, net cash used in operating activities was approximately $657,000 (net of collections on the Hencie settlement of $1,037,500), net cash used in investing activities was approximately $1.7 million and net cash provided by financing activities, primarily the sale of the Series A Preferred Stock, was approximately $3.0 million for a total increase in cash and cash equivalents for the period of approximately $648,000.

We expect our liquidity to remain tight throughout the remainder of 2002. The Company has advanced money to cover some of its subsidiaries operating expenses while taking aggressive steps to eliminate non-revenue generating overhead, reduce fixed costs in favor of variable costs and generally reduce cash needs going forward. Advancing funds to our operating subsidiaries has further taxed our limited resources.

We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. Although we recently completed the Series A Preferred financing described in Note 11 "Series A Convertible Preferred Stock" above, there can be no assurance that future financings can be completed. In order to continue the implementation of our new business plan, it will be necessary to secure additional financing. There can be no assurance that any additional financing will be available on acceptable terms. Should we be unable to obtain additional financing, we would be unable to acquire additional technology companies or continue operations.

Ability to Continue as a Going Concern
--------------------------------------

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

RISK FACTORS

In addition to the information contained herein, readers of this report or any of our press releases should carefully consider the risk factors contained in previous filings, in particular, our Annual Report (Form 10-KSB), our 8-K/A filed June 24, 2002 and our 8-K filed on July 8, 2002. Readers are cautioned that such statements are only predictions and actual events or results may differ substantially. In evaluating those statements, readers should specifically consider the various factors identified in this report which could cause actual results to differ substantially from those indicated by those forward-looking statements.

THIRD PARTY REPORTS AND PRESS RELEASES

We do not make financial forecasts or projections nor do we endorse the financial forecasts or projections of third parties or comment on the accuracy of third-party reports. We do not participate in the preparation of the reports or the estimates given by analysts. Analysts who issue financial reports are not privy to non-public financial information. Any purchase of our securities based on financial estimates provided by analysts or third parties is done entirely at the risk of the purchaser. We periodically issue press releases to update stockholders on new developments at Axtive and our business. These releases may contain certain statements of a forward-looking nature relating to future events or our future financial performance within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, and which are intended to be covered by the safe harbors created thereby.

Readers are cautioned that such statements are only predictions and that actual events or results may materially differ with those statements. In evaluating such statements, readers should specifically consider the various risk factors identified which could cause actual results to differ materially from those indicated by such forward-looking statements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition
-------------------

Revenue from the sale of products or provision of services is recognized when the product is delivered or when the service is provided and collectability of the receivable is reasonably assured. Deposits received from customers in advance of the delivery of product or provision of service are included in Other Current Liabilities in the Consolidated Balance Sheet.

Principles of Consolidation
---------------------------

The Company's consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany balances and intercompany transactions have been eliminated in consolidation.

Goodwill
--------

Goodwill is measured as the amount paid for an acquisition in excess of the value determined for identifiable tangible and intangible assets. In accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is assumed to have an indefinite life and will not be subject to amortization. The Company will evaluate its goodwill at least annually (and also whenever events or circumstances indicate an impairment may exist) and will test for impairment by applying a fair value based test.

On July 8, 2002, Axtive filed a Form 8-K stating that the operating results of its subsidiary, The Visionary Group, were below acceptable levels. Despite aggressive action to rebuild the revenues of this business, losses and negative cash flows continue. As a result, the Company tested the goodwill and other assets acquired in the transaction for impairment and recognized an impairment charge related to the goodwill in an amount of $600,000 in the current period.

In determining the impairment charge, Axtive considered the operating results for the periods since acquisition of The Visionary Group and the other subsidiaries in the reporting unit, and projected future cash flows based upon those results. The results were then discounted to compute a present value of the future cash flows. This present value was then compared to the combined goodwill recorded for all subsidiaries in the reporting unit, and the amount of goodwill in excess of the discounted future cash flows was our measure of the impairment charge.

It is possible that future operating results will change our estimate of the reporting unit's fair value. Accordingly, additional write-downs are possible.


ITEM 3.   CONTROLS AND PROCEDURES

Within the ninety days prior to the filing date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-QSB. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Proceedings against The Visionary Group

On June 4, 2002, we were notified The Visionary Group and Axtive had been sued in the District Court of Dallas County, Texas for non-payment of approximately $110,000 due to former sub-contractors. In order to limit our costs to defend the matter, we have agreed to a partial summary judgment wherein we admitted the liability of The Visionary Group but retained our defenses on the issues against Axtive. A trial has been set for August 2003. We do not expect a negative judgment would have a material negative impact on our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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


2002 Series A Convertible Preferred Stock
-----------------------------------------

In April 2002, we issued 4,200 shares of Series A Preferred as described in Note 11 "Financing Transactions" in Notes to Unaudited Consolidated Financial Statements included in Item 1 herein. Each share of our Series A Preferred was issued at a purchase price of $1,000 per share, carries an 8% cumulative dividend and is convertible into shares of our Common Stock at an initial conversion price of $.75 per share. For each 100 shares of Common Stock received upon conversion of the Series A Preferred we issued warrants to purchase 20 shares of our Common Stock at a purchase price of $1.15 per share. See our 10-KSB filed April 16, 2002, for additional detail on the April 2002 issuance.

In July and August 2002, we issued an additional 240 shares of Series A Convertible Preferred Stock with identical terms to the earlier issue described above. As part of this subsequent issuance of Series A Preferred, 64,000 warrants were issued. Proceeds from the July and August issuances totaled $240,000 and were used to repay short term notes of $48,000 and for general corporate purposes.

Issuance of Restricted Common Stock
-----------------------------------

On August 20, 2002, we issued 100,000 restricted shares of our Common Stock (valued at $32,000) to an unrelated third party in exchange for professional services advising us on raising capital and evaluating mergers and acquisitions.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Amendment to our Certificate of Incorporation
---------------------------------------------

Our Board of Directors unanimously adopted an amendment to our Certificate of Incorporation to change the name of our corporation from "Edge Technology Group, Inc." to "Axtive Corporation". Because of the many references in general commerce to "edge" as both a company name (or part thereof) and a brand name, we believed it was desirable to create a unique name that better portrays the proper image and provides a foundation for future marketing efforts. In addition, within the State of Texas and elsewhere, we became aware of other companies whose names could lead to confusion with Edge Technology Group.

Under Delaware General Corporation Law, the affirmative vote of the holders of a majority of the outstanding shares of common stock was required to amend and restate our Certificate of Incorporation. Through the written consent of a majority of the outstanding shares of our Common Stock and our Series A Preferred Stock, the Company obtained the necessary votes to approve the amendment effective June 25, 2002. For voting purposes holders of our Series A Preferred Stock participate in such a vote on an as-converted basis, which means that, at the time of such vote, each share of Series A Preferred Stock was the equivalent of 1,333.33 shares of Common Stock. Since our board had obtained the required approval for the amendment to our Certificate of Incorporation by means of this written consent, a meeting to approve the Amendment to Certificate of Incorporation was unnecessary, and our board decided to forego the expense of holding a meeting to approve this matter.

Shares eligible to vote on the matter totaled 24,672,941, including 18,939,622 Common shares outstanding and 5,733,319 equivalent shares of Common stock represented by the Series A Convertible Preferred Stock, as converted. The Board of Directors received the consent to the action from stockholders representing 17,621,488 shares.

The amendment to our Certificate of Incorporation was effective on October 28, 2002, upon the filing of the Amendment to Certificate of Incorporation with the Secretary of State of Delaware.

Adoption of 2002 Stock Incentive Plan
-------------------------------------

Our Board of Directors unanimously adopted the 2002 Stock
Incentive Plan.

Under the terms of the 2002 Plan, the affirmative vote of the holders of a majority of the outstanding shares of common stock was necessary in order to approve the 2002 Plan within twelve months of the adoption by the Board of Directors. Any grants made under the 2002 Plan prior to this stockholder approval were subject to obtaining such approval. Through the written consent of a majority of the outstanding shares of our Common Stock and our Series A Preferred Stock, the Company obtained the necessary votes to approve the amendment. For voting purposes holders of our Series A Preferred Stock participate in such a vote on an as-converted basis, which means that, at the time of such vote, each share of Series A Preferred Stock was the equivalent of 1,333.33 shares of Common Stock. Since our board had obtained the required approval for the 2002 Plan by means of this written consent, a meeting to approve the 2002 Plan was unnecessary, and our Board decided to forego the expense of holding a meeting to approve this matter.

Shares eligible to vote on the matter totaled 24,752,941, including 18,939,622 Common shares outstanding and 5,813,319 equivalent shares of Common stock represented by the Series A Convertible Preferred Stock, as converted. The Board received the consent to the action from stockholders representing 17,354,822 shares.


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this Report as required by Item 601 of Regulation S-B.

EXHIBIT
NUMBER  DESCRIPTION
------- --------------------------------------------------------

  3.3   Certificate of Amendment to Amended and Restated
        Certificate of Incorporation changing the name of the Company from Edge Technology Group to Axtive Corporation

 99.1   Certifications Pursuant to Section 906 of the Sarbanes-
        Oxley Act of 2002.


(b)  Reports on Form 8-K

On July 8, 2002, Axtive filed a Form 8-K stating that the operating results of its subsidiary, The Visionary Group, were below acceptable levels.

                            SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXTIVE CORPORATION


By:    /s/ David N. Pilotte
   ---------------------------
David N. Pilotte
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

November 14, 2002

                      FORM OF CERTIFICATION
                      ---------------------
                         For Form 10-QSB
                 Provided in SEC Release 33-1824
                         CERTIFICATIONS
                         --------------

I, Graham C. Beachum II, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Axtive Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

 /s/ Graham C. Beachum II
-------------------------
Graham C. Beachum II
President and Chief Executive Officer

                      FORM OF CERTIFICATION
                      ---------------------
                         For Form 10-QSB
                 Provided in SEC Release 33-1824
                         CERTIFICATIONS
                         --------------

I, David N. Pilotte, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Axtive Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

 /s/ David N. Pilotte
---------------------
David N. Pilotte
Chief Financial Officer

                        INDEX TO EXHIBITS

   EXHIBIT
   NUMBER     DESCRIPTION
------------- --------------------------------------------------

     3.3      Certificate of Amendment to Amended and Restated
              Certificate of Incorporation changing the name of the Company from Edge Technology Group to Axtive
              Corporation

    99.1 Section 906 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.