Form 10KSB
period 2002-12-31
AXTIVE CORP
filed 2003-07-23
CIK 1015172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 0-20995

AXTIVE CORPORATION

(Exact name of small business issuer as specified in its charter)

DELAWARE	13-3778895
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1445 ROSS AVENUE, SUITE 4500, DALLAS, TEXAS 75202

(Address of principal executive offices)

(214) 397-0200

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.01 PER SHARE

REDEEMABLE WARRANTS, EACH TO PURCHASE ONE SHARE OF COMMON STOCK

(Title of Class)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenue for its most recent fiscal year from continuing operations was approximately $2.4 million.

The aggregate market value of the issuer’s common stock, $0.01 par value, held by non-affiliates as of July 10, 2003, based on the average bid and asked price of the common stock was approximately $2.1 million.

As of July 10, 2003, the issuer had 21,956,445 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

In this Annual Report on Form 10-KSB, we will refer to Axtive Corporation, a Delaware corporation, as “Axtive,” “Company, “ “we,” “us” and “our. “ Prior to October 28, 2002, the Company was known as Edge Technology Group, Inc. Throughout this Annual Report where prior reports included a reference to “Edge” in a historical context, the reference to Edge has been changed to “Axtive.”

Axtive Corporation was incorporated in Delaware in July 1994 and commenced operations in January 1995. Axtive is a publicly traded company (OTC:AXTV.PK). Our business model is to acquire software-related technology companies that deliver software products and related information technology services to middle-market companies. We currently offer products and services that improve the utilization of business information for middle-market companies within the United States. We expect that our current and prospective customers will benefit from integrated business process applications that are delivered on a fully outsourced basis through portal technology or, if needed, as traditional licensed products. Our acquisitions target companies with existing strategic relationships with Oracle, IBM or Microsoft that will allow us to take advantage of partnership opportunities available only to those select parties. The technology companies targeted for acquisition are those that operate within the following business sectors and operating business units: (1) Information Technology (“IT”) Professional Services; (2) Business Application Software (“BAS”) comprised of six product groups; and (3) Application Services and Management.

Initial development of our business model has involved the acquisition of IT Professional Services and Application Services and Management firms that have existing relationships with numerous middle-market customers. Subsequent acquisitions are expected to target software products with common data structures (such as Oracle, IBM and Microsoft) that are designed for the application service delivery channel. We expect that some synergistic relationships will develop between the acquired companies. We also expect that funding for operating business unit-specific projects will be provided through public and private offerings of Axtive securities. Nearly all operations are expected to continue within each operating business unit while a small corporate staff will interface with the capital markets, formulate and manage our overall strategic objectives and oversee all mergers and acquisitions.

Prior to the development of our current business model, Axtive’s business consisted primarily of developing, marketing and selling personalized videotape golf lessons featuring One-on-One golf video instruction (“One-on-One”) by leading professional golfer Greg Norman, sold under the name “One-on-One with Greg Norman.” We developed video production technology that digitally combined actual video footage of a golfer’s swing with a synchronized “split-screen” comparison to Greg Norman’s golf swing to produce a One-on-One golf lesson. The assets of the One-on-One business were sold to members of Axtive’s prior management in September 2001.

BUSINESS STRATEGY

Our business strategy is to bring together complementary software-related companies to offer our customers a complete end-to-end solution for their information technology needs. Our targeted customers are an estimated 150,000 middle-market companies with software and consulting needs. We will initially focus on markets primarily within the U.S.

PRODUCT AND SERVICE OFFERINGS

IT Professional Services

IT Professional Services consist of implementation, integration and development of custom technology applications. In 2002, IT Professional Services generated $536 billion in global revenue and approximately $224 billion in U.S. revenue.1 Market research firm Yankee Group projects a 6% annual growth rate for 2003,2 and International Data Corporation (“IDC”) predicts a growth rate for the sector of 9% for 2004.3 This is a highly fragmented market with industry leader IBM Global Services controlling 7.5%, the five largest market participants controlling less than 20%, the top 400 global corporations controlling less than 50% and over 14,000 small-to-medium sized firms controlling the remaining market share of over 50%.4

The IT Professional Services sector is currently experiencing a period of significant change, which may create immense opportunity for proactive entrepreneurial companies. After a multi-year period of record-setting sales through 2000, the sector is still projected to grow, but at a slower pace. Many participants were not prepared for decelerating growth and a changing environment.

We will continue to serve the needs of middle-market businesses, initially within the United States. Our management estimates that U.S. middle-market companies were responsible for $62 billion of the U.S. revenue in this sector. We generally define middle-market companies as those that generate between $10 million and $2 billion in annual revenue and typically employ between 100 and 10,000 persons. Of the approximately three million middle-market companies in the United States, based on 1997 data, there are approximately 150,000 that we plan to target as potential customers. In addition, because of the fragmented market for these services, thousands of medium-sized market participants are both our potential competitors for the $62 billion in revenue from U.S. middle-market customers and potentially acquisition targets.

Axtive provides IT project and staffing solutions that include planning, design, deployment, consulting and integration and support services based upon industry-leading Oracle, IBM / Informix and Microsoft database technologies to meet the needs of middle market customers. In addition to database consulting, we offer technology training, system services and product sales that augment our core IT professional services practices.

Business Application Software

Business application software companies develop, publish and support specific software applications and suites of applications. AMR Research reports that enterprise software buyers spent $41 billion in 2002 and will spend $46 billion in 2003.5 Additionally, the market for certain types of BAS is changing significantly. In 2001, customer relationship management software (“CRM”) spending accounted for 29% of BAS spending and will account for 38% of BAS spending by 2006.6 Supply-chain and product life-cycle management software accounted for 20% of BAS spending in 2001 and is expected to increase to 30% by 2006.7 Spending for enterprise resource planning (“ERP”) made up 47% of the BAS market in 2001, but is expected to shrink to 27% by 2006.8 IDC predicts worldwide sales of database software, relational and object-relational database management systems to reach $20 billion by 2006.9

A new term and application for software, enterprise performance management (or “EPM”), has recently been introduced by AMR Research and described as the application of the future. EPM is the convergence of existing application areas toward improving the overall performance of the company.10 Axtive views this convergence as integral to its business strategy because customers will be able to connect disparate systems in order to draw valuable business conclusions.

Axtive’s value proposition for BAS is similar to IT Professional Services in that both involve integration, implementation and scale to middle-market segments. BAS products typically fall into one of three categories: strategic; operational; or transactional. The typical challenge experienced across all segments of the middle market

[1]	“IT Services Market Declines,” TechWeb News, May 13, 2003.
[2]	“IT Consulting, Integration Expected to Grow,” TechWeb News, March 18, 2003.
[3]	“IT services Outlook Improves,” VARBusiness, January 7, 2003.
[4]	“IT Services Market Declines,” TechWeb News, May 13, 2003.
[5]	Study Finds Growth In Enterprise Software Market, InformationWeek, May 31, 2002.
[6]	Ibid.
[7]	Ibid.
[8]	Ibid.
[9]	UPDATE—IDC: Database software market heading to $20 billion, ITWorld, May 23, 2002.
[10]	Software is HOT – Highlights from AMR’s Spring Conference in the Desert, USBancorp Piper Jaffery, May 31, 2002.

is that disparate software applications utilized across all three product categories do not communicate with one another.

Axtive has identified six middle-market business application software product categories that the Company expects to pursue through the course of future acquisitions and partnerships consisting of Enterprise Operations, Enterprise Intelligence, E-Business Applications, Collaborative Applications, Content and Knowledge Management and Internet Services. These categories are designed to meet the needs of six targeted industries: financial services; healthcare; light manufacturing; energy/utilities; and wholesale/retail and services.

•	Enterprise Operations – consisting of accounting, human resources management, benefits management, workforce management, contract and revenue management, aggregation services and professional service automation services. The Axtive model focuses on the ability to take these disparate but common Enterprise Operations systems and use all data sources as efficiently as possible by minimizing the duplication of entries. Streamlining these data operations allows companies to reduce overhead costs associated with redundant systems and the staffing required for those systems.

•	Enterprise Intelligence – consisting of on-line analytical processing, database (multidimensional and relational), data processing, data mining, costing, budgeting and forecasting products. With the data input and stored by the Enterprise Operations product category, retrieval and presentation of that data falls in the realm of Enterprise Intelligence products. Because this use of data is the critical component in the guidance and direction of business processes and decisions, Axtive expects to sell and deliver applications that allow companies to make timely decisions and share the information necessary for proper profit management.

•	E-Business Applications – consisting of customer relationship management, sales force automation, commerce analysis, order taking, transactional back-office, commerce-enabled portals and procurement applications. Axtive plans to use these applications to help customers track their sales activities, make customer service more efficient and implement effective marketing campaigns, for example. The primary focus of CRM is customer service, with issues ranging from order fulfillment to customer support. All customer interaction touch points are maintained in the CRM system with the sole intent of providing positive customer interaction and thereby increasing customer loyalty. With fierce competition on the web, Axtive will allow companies to set themselves apart by providing a personalized web browsing experience. Today, a page that includes status information for pending orders and shipments will welcome corporate buyers. eProcurement programs help companies buy everyday items such as paper, office machinery and cleaning supplies via the web and help manufacturers support a supply chain system with timely refills of required parts.

•	Collaborative Applications – consisting of voice, fax and video over IP, scheduling, calendaring, integrated messaging, whiteboard conferencing, project management and document editing applications. These applications facilitate both internal and external communication. Axtive expects to use collaborative applications, for example, to assist a company and its partners in speeding product design and making manufacturing more efficient. This allows product development to occur in far-flung locations via the sharing of documents in virtual workspaces. Project managers are able to use virtual workspaces for design work and hold project meetings via digital conference rooms. Supply chain processes are aided by the ability to link employees, customers and suppliers and provide real-time communication during the ordering process. These products also help manage the general communication of events, calendaring and document tracking for internal process. Externally, these products can be used to expedite customer service and sales presentations.

•	Content and Knowledge Management – consisting of “spidering,” digital rights management, data security, encryption, authentication library services and push technology applications. Content and knowledge management applications are expected to provide Axtive’s customers with the ability to maintain online catalogs and other mission-critical data for internal and external consumption. Digitalization of legacy content allows prior-period investments to be brought into the current web environment and thereby extend the useful life of that data. Electronic content is vulnerable to piracy and misuse at the instant content is downloaded and accessed. Digital rights management strategies and tools extend protection beyond the firewall restricting who can do what to the electronic content. Protecting intellectual property through digital rights management is a core requirement of e-business infrastructure. Axtive expects to employee these technologies to facilitate the efficient sharing of digital information in order to increase productivity for customers.

•	Internet Services – consisting of portals, email, facsimile and wireless services. These services provide much of the content delivered in a website portal. These items are typically generic, informative and time-sensitive. The sources of the content may be the company itself or external feeds such as news agencies or stock markets. In addition, with the introduction of advanced wireless technologies, mobile customers are well positioned to access content and services anytime, anywhere. Axtive expects to create value for customers through enabling the use of these technologies for use within customer organizations. A key to a company successfully using such services is the ability to control or push the content from specific providers selected by management, for example, the Vice President of Marketing may want all sales people to have content pushed to them from specific publications as their main source of industry news so as to maintain a standard of information provided. Or the company may establish a portal with content from specific providers for outside services such as travel, shipping and banking.

Application Services and Management

IDC expects steady growth in worldwide spending on application service provider (or “ASP”) services from $11.1 billion in 2001 to over $20 billion by 2006.11 This growth is attributable to companies of all sizes looking to outsource maintenance and competitive IT management activities in order to focus on more strategic activities.12 Axtive’s strategic vision is to use its ASP delivery mechanism to implement IT solutions for all segments of the middle market. Axtive delivers BAS products either through an ASP or on-site, linking end-users to applications with significantly lower cost by accessing them through a universal external point. Axtive also offers third-party software and applications through both an ASP and license agreement. Axtive’s professional services operating business units generate recurring revenue by providing ASP hosting contracts as part of their ongoing maintenance and upgrades for customers.

MARKETING AND DISTRIBUTION

Through our acquired companies, we market our IT Professional Services, Business Application Software and Application Services and Management outsourcing to middle-market businesses. We believe that products and services we may develop or acquire should be marketed with the goal of improving utilization of business information. We intend that these product and service offerings will offer professional services and software applications that support business intelligence systems, enterprise information performance and improved knowledge management throughout our customers’ business operations. We will target middle-market companies that have requirements for IT professional services, business application software and application service and management.

We believe this model will enable middle-market companies to access integrated business process applications that can be delivered on a fully outsourced basis through portal technology or, if needed, delivered as a traditional licensed product. This entails the integration, deployment, hosting and ongoing management of, and network access to, remotely hosted business process applications like e-commerce, accounting, scheduling and messaging. We intend to provide products and services to middle-market customers that trade the difficulties of purchasing software, managing software implementation risk, staffing an internal information technology department and suffering from unpredictable budgets for a single interface, an interoperable data structure, access to applications that complete the end-to-end solution for business processes and a selection of pricing structures.

We believe that it will be necessary for the success of our business plan to have multiple sales models for generating revenue. We intend to use the two basic sales models in the industry, software application sales and service sales.

The software application sales model that we intend to deploy consists of:

[11]	ASP, App Management Markets to Reach $20 Billion by 2006, IDC, March 28, 2002.
[12]	Ibid.

•	License – a one-time fee charged to the customer for a software application which they install and use;
•	Maintenance – a recurring annual fee charged to the customer for software upgrades, fixes and repairs;
•	Development and Customization – fees earned for making modifications to existing proprietary software or developing extensions and new functionality;
•	Royalty – a fee charged to co-developers on a single or recurring basis for product usage or installation;
•	Subscription Service – fees charged to the customer to use a software application on a contracted time, per user, per transaction basis or some other formula; and
•	Transactional or Usage Fees – a fee based on a specified number of uses of software applications charged by computer time, bandwidth, task completion or other metrics.

The service sales model that we use consists of:

•	Project-Based Contracts – variable- or fixed-fee contracts for implementation and deployment of application offerings and related training;
•	Support Contracts – fees charged for online, phone or on-site support of generic applications assessed on a per-call or contracted basis;
•	Development Fees –fees charged for writing new software code for generic applications and implementations; and
•	ASP/Hosting Contracts – monthly fees paid in advance for rack space, monitoring, bandwidth and application usage.

COMPETITION

The markets for our products and services are highly fragmented. There are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets. Our IT Professional Services, Business Application Software and Application Services and Management businesses are likely to face competition from four primary categories of businesses: top-tier consulting firms and software consulting divisions; best-of-breed software companies; packaged software sellers; and resellers.

Top-tier consulting firms make up the closest group of competitors in terms of the breadth of their product offerings. Companies such as Accenture and EDS provide many of the same services, but their focus is on Global 2500 customers instead of the middle-market customer. Similarly, Oracle, IBM and Computer Associates all field professional services divisions that implement their solutions, but also focus on large companies. Typically, many middle-market customers are not often given the opportunity to work with these companies.

Best-of-breed software companies such as Seibel, PeopleSoft, SAP and others offer specific products to their customers, but, in most cases, these companies focus on a single offering, intending to be the best in their product category. Axtive’s middle-market customers may require implementation and integration of these types of products from time to time. Several of Axtive’s subsidiaries are qualified to provide those services for these companies’ products.

Packaged software sellers such as Intuit, Great Plains and Lotus offer limited off-the-shelf applications targeted primarily at the small-office and home-office segment of the middle market, where customer requirements can be satisfied with a standard package and self-installation and support.

Resellers such as JamCracker and WebMethods resell integrated hardware and software products with thin margins. Many of these resellers are attempting to expand their business offerings by including professional services in an attempt to sell additional generic applications. These companies face several challenges including the common customer perception that their recommendations are driven by their own product margins instead of the customer’s needs.

Our competitors generally have greater financial, technical and marketing resources than we do and, as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products and services.

We can give no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition, operating results and liquidity.

DEPENDENCE ON MAJOR CUSTOMERS

Certain customers account for a significant portion of our revenues. In 2002, our six largest customers represented approximately 50% of our total revenues, and our largest customer accounted for approximately 15%. No other customer accounted for more than 4% of total revenues in 2002. Some of our significant customers include: Aegis Communications Group, Blue Cross Blue Shield of Florida, IBM – Data Management Division, Hilton Hotels Corporation and Equifax Credit Information Services. We seek to develop long-term relationships with our customers. Although a typical individual customer assignment ranges from two to four months in duration, some of our customer relationships have continued for more than four years. However, if any significant customer terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse effect on our business, financial condition and results of operations.

Typically our customers may cancel their contracts on short notice or may reduce their use of our services. Because of this, we do not characterize our engagements as backlog.

ACQUISITIONS

We have expanded our customer base and added to our technical expertise and service offerings through business combinations. Given the highly fragmented nature of the IT services industry, we intend to continue to pursue business combinations as part of our growth and operation strategy. The success of this strategy depends not only upon our ability to identify and acquire businesses on a cost-effective basis, but also upon our ability to integrate acquired operations into our organization effectively, to retain and motivate personnel and to retain customers of acquired or merged companies. In reviewing potential business combinations, we consider, among other factors, the target company’s geographic reach, cultural fit, capabilities in specific technical services, customer base, expected financial performance, valuation expectations and the abilities of management, sales and recruiting personnel. Since January 1, 2002, we have completed the following business combinations:

Acquisition of Media Resolutions, Inc.

In April 2002, we acquired Media Resolutions, Inc., an ASP and website hosting company located in Dallas, Texas. We paid $330,000 in cash and notes (see Note 5 to our consolidated financial statements included elsewhere in this report) and 500,000 restricted shares of our common stock valued at $313,000 in exchange for all the outstanding shares of Media Resolutions.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Media Resolutions were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible net assets acquired in the acquisition of Media Resolutions totaled approximately $479,000 and was allocated to goodwill.

Acquisition of The Visionary Group, Inc.

In April 2002, we acquired The Visionary Group, Inc., a professional services firm providing IT Professional Services related to Oracle applications software. Headquartered in Dallas, Texas, The Visionary Group had operations in Dallas and Austin, Texas. We paid $910,000 in cash and notes (see Note 5 to our consolidated financial statements included elsewhere in this report) and satisfied approximately $70,000 of existing debt in exchange for all the outstanding shares of The Visionary Group.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of The Visionary Group were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible net assets acquired in the acquisition of The Visionary Group totaled approximately $906,000 and was allocated to goodwill.

Following its acquisition, revenues for The Visionary Group fell below acceptable levels. We believe the decline resulted from an overall decline in the market and the delay or elimination of several significant projects resulting from general economic conditions. Despite aggressive steps to rebuild the business including installing new management and producing new product offerings, we were not successful and the company ceased operations in December 2002. Of the approximate $906,000 of goodwill recorded in the acquisition of The Visionary Group, $600,000 was written off in September 2002, and the balance was written off in December 2002.

Acquisition of Universal Data Technology, Inc.

In May 2002, our newly created and wholly owned subsidiary, UDT Consulting, Inc., acquired the assets of Universal Data Technology, Inc., an IT Professional Services practice headquartered in Dallas, Texas with additional operations in Arkansas and Florida. Our total purchase price for substantially all of Universal Data Technology’s assets was the sum of a minimum purchase price of $1,127,750 and the product of multiplying two times UDT’s adjusted earnings before interest, taxes depreciation and amortization for the 12 months immediately following the closing date of the acquisition (the “Measurement Period”). Through December 31, 2002, UDT had cumulative adjusted earnings relevant to the acquisition of approximately $150,000. The calculation of the purchase price is subject to certain deductions and offset provisions. An initial payment of $227,750 and the forgiveness of a $150,000 promissory note from Universal Data Technology to Axtive were applied toward the purchase price as of the date of the closing. The remainder of the purchase price may, under certain conditions, be paid monthly pursuant to a pay-out schedule, with any remaining payments to be delivered after the end of the 12-month period. Amounts due attributable to the minimum purchase price are included in Short-term note payable in our consolidated financial statements included elsewhere in this report.

The acquisition was accounted for using the purchase method of accounting. The assets acquired from Universal Data Technology were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible net assets acquired in the acquisition of the assets totaled approximately $1.05 million and was allocated to goodwill.

Payments on the pay-out schedule through December 31, 2002, as applied to the minimum purchase price, have totaled $48,000. No additional amounts have been paid pursuant to the pay-out schedule since December 31, 2002. In July 2003, Axtive, UDT, and Universal Data Technology entered into a settlement agreement to resolve all outstanding obligations of the parties arising from the acquisition. We paid Universal Data Technology $310,000 in full and final payment of the purchase price for the acquisition.

Acquisition of Virtually There, Inc.

In May 2002, we acquired Virtually There, Inc., an ASP and website hosting company located in Fort Worth, Texas. In exchange for the outstanding shares of Virtually There, we paid $120,000 in notes (see Note 5 to our consolidated financial statements included elsewhere in this report), issued 1,153,846 shares of our restricted common stock valued at $455,000 to the shareholders of Virtually There, and assumed approximately $185,000 of the existing liabilities of Virtually There as of the date of closing.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Virtually There were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible net assets acquired in the acquisition of Virtually There totaled approximately $719,000 and was allocated to goodwill. The value allocated to goodwill exceeded the stated purchase price due to the assumption of liabilities at acquisition.

Recent Developments—Acquisition of ThinkSpark Corporation

In May 2003, we acquired ThinkSpark Corporation and its subsidiaries (“ThinkSpark”), a professional services firm providing IT Professional Services related to Oracle database software, in a merger transaction. ThinkSpark is headquartered in Dallas, Texas with additional offices in Austin, Texas, San Antonio, Texas, Oklahoma City, Oklahoma, Houston, Texas and Las Vegas, Nevada. ThinkSpark generated revenues of approximately $21.3 million in 2002 and incurred a net loss of approximately $6.4 million, including non-recurring charges of approximately $3.2 million. Such non-recurring charges resulted primarily from ThinkSpark’s closing offices, reducing headcount and ceasing operations in the United Kingdom, all during the fourth quarter of 2002.

In exchange for all the outstanding shares of ThinkSpark, we paid approximately $107,000 in cash and notes, ThinkSpark shareholders satisfied approximately $121,000 in debt due to ThinkSpark, and Axtive assumed

$5.0 million of long-term debt from ThinkSpark’s secured creditor, Merrill Lynch Business Financial Services, Inc. The debt assumed is secured by $1.0 million of accounts receivable of ThinkSpark and is guaranteed by the remaining subsidiaries of Axtive. We also issued Merrill Lynch warrants to acquire 5,000,000 shares of Axtive’s common stock in exchange for Merrill Lynch’s assignment to Axtive of an additional $1.9 million of debt due from ThinkSpark. The warrants have an exercise price of $0.01 per share and can be exercised anytime prior to the 10th anniversary of their issuance in May 2013. As a result of the warrants, Merrill Lynch could acquire a significant equity interest in Axtive.

The acquisition will be accounted for using the purchase method of accounting. As such, the assets and liabilities of ThinkSpark will be recorded at their estimated fair value and the results of operations will be included in our consolidated results of operations from the date of acquisition. We have not completed the allocation of purchase price to assets acquired. We expect a significant amount of goodwill to result from the acquisition.

PATENTS, TRADEMARKS, ETC.

We currently have no patents. We acquired the “Axtive” trademark and logo in June 2002. SeeItem 12, “Certain Relationships and Related Transactions—Acquisition of ‘Axtive’ Name.”

EMPLOYEES

As of December 31, 2002, we employed two executive officers, nine full time employees within the corporate office and a total of 32 full time employees within our subsidiaries. We had 18 billable consultants as December 31, 2002. None of our employees are subject to a collective bargaining arrangement. We have employment agreements with our executive officers. We believe our relations with our employees are good.

WEBSITE INFORMATION

The Internet address of our website is www.axtive.com. We make available, free of charge through our website, access to our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, any amendments to those reports and other filings with the SEC as soon as reasonably practical after filing with the SEC. Our reports filed with or furnished to the SEC are also available directly from the SEC’s website at www.sec.gov.

HISTORY

Axtive was originally organized in Delaware in July 1994 under the name Golf Vision, Inc. The Company changed its name to Edge Technology Group, Inc. in September 2000 and to Axtive Corporation in October 2002.

RISK FACTORS

Readers of this report should carefully consider the following risk factors, in addition to the other information contained in this report. This report contains statements of a forward-looking nature relating to future events or the future financial performance of Axtive within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and which are intended to be covered by the safe harbors created by those statutory provisions. Readers are cautioned that such statements are only predictions and that actual events or results may differ substantially. In evaluating those statements, readers should specifically consider the various factors identified in this report, including the matters set forth below, which could cause actual results to differ substantially from those indicated by the forward-looking statements.

Risks Relating to Our Business

We have experienced significant and continuing losses.

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $44.6 million at December 31, 2002. Of this amount, approximately $33.5 million had accumulated through March 31, 2001, and is attributable to the Company’s former One-on-One golf video business. Another approximately $6.2 million reflects impairment charges and bad debts stemming from investments and loans made prior to the Company’s creation of its current business plan. For the year ended December 31, 2002, we incurred a net loss of approximately $2.2 million including impairment charges related to goodwill of approximately $907,000.

We believe we will continue to incur losses until we are able to generate sufficient revenues to offset the operating costs associated with executing our new business plan. These losses could limit our ability to grow and to raise new funds and could ultimately jeopardize our ability to remain in business.

We need additional financing.

We do not currently maintain a credit facility with any bank or financial institution. We believe that our ability to raise additional financing, either as debt or equity, is further hindered by our continuing operating losses, the low market price of our common stock and the lack of a listing for our stock on a national exchange.

We may not be able to carry out our acquisition strategy.

Our business strategy is dependent upon making additional acquisitions of software-related technology companies. To be suitable for acquisition by us, these companies must be small enough to be affordable yet profitable. Acquisition candidates may be few in number and may attract offers from companies with greater financial resources than us. Acquisitions involve numerous risks, including, among others, loss of key personnel of the acquired company, difficulties associated with assimilating the personnel and operations of the acquired company, potential disruption of our ongoing business and the maintenance of uniform standards, controls, procedures and policies. While we believe our past acquisitions are compatible with our business plan, we can provide no assurance that we will be able to locate other suitable acquisition targets or that we will be able to complete additional acquisitions. Our business plan will succeed only if we are able to identify, acquire and manage additional acquisitions. There can be no assurance that we will be able to implement our business plan, and failure to effectively implement our business plan will have a material adverse effect on us.

Our current financial condition prevents us from financing an acquisition independently.

Our current financial condition will not allow us to finance additional acquisitions independently. We cannot assure you that Axtive will be able to obtain financing in addition to that secured in connection with the issuance of the offering of our series A convertible preferred stock (“Series A Preferred Stock”) in April 2002 and May 2003, on acceptable terms or at all. If we cannot obtain additional financing, we will not be able to complete any future acquisitions and will consequently not be able to successfully implement our business plan.

We depend on major customers.

A small number of our customers account for a significant portion of our revenues. In 2002, our six largest customers represented approximately 50% of our total revenues, and our largest customer accounting for approximately 15%. No other customer accounted for more than 4% of total revenues in 2002. Our typical customer assignments are short in duration due to the nature of our products and services. Our customers may cancel their contracts on short notice or may reduce their use of our products or services. If any significant customer terminates its relationship with us or substantially decreases its use of our products or services, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on our officers and key personnel.

Our prospects depend on the personal efforts of Graham C. Beachum II, our President and Chief Executive Officer, Graham C. “Scooter” Beachum III, our Executive Vice President and General Manager, and other key personnel throughout Axtive and its acquired companies to implement our acquisition and operating strategies. The loss of the services of these executives could have a material adverse effect on our business and prospects because of their knowledge and experience of, and contacts within, our industry.

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

If the business strategy discussed in this report results in significant growth of our operations, we will be required to implement and improve our operating and financial systems and controls, and expand, train and manage our employee base to manage this growth. To the extent that our management is unable to manage the growth and integration effectively, our business, results of operations and financial condition could be adversely affected. In addition, the integration of the acquired entities and their operations will require our management to make and implement a number of strategic operational decisions. The timing and manner of the implementation of these decisions could materially impact our business operations.

We must attract and retain qualified consultants.

Our future success depends, in part, on our ability to attract and retain adequately trained personnel who can address the changing and increasingly sophisticated technology needs of our customers. While the current employment conditions have lessened our risk somewhat in attracting high caliber consultants, there can be no assurance that such conditions will continue and we will be successful in attracting and retaining the personnel we require to conduct and expand our operations in the future.

We do not rely on long-term contracts.

Although we have many long-standing relationships with our customers, our business depends upon those relationships remaining positive and our ability to develop new customers rather than upon long term contracts. If any significant customer terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon our relationship with Oracle.

We have a significant relationship with Oracle as an implementation partner. In the event Oracle products become less desirable or competitive in the marketplace, the need for our implementation services would lessen and we could suffer a material adverse effect.

Our services are provided in the form of projects.

We provide and intend to continue to provide project services to our customers. Projects are distinguishable from the provision of other professional services by the level of responsibility we assume. In a typical project, we assume major responsibility for the management of the project and/or the design and implementation of specific deliverables based upon customer-defined requirements. As our project engagements become larger and more complex and often must be completed in increasingly shorter time frames, it becomes more difficult to manage the project, increasing the likelihood of mistakes. In addition, our projects often involve applications that are critical to our customer’s business. Our failure to timely and successfully complete a project and meet our customer’s expectations could have a material adverse effect on our business, results of operations or financial condition. Such adverse effects may include delayed or lost revenues, additional services being provided at no charge and a negative impact to our reputation. In addition, claims for damages may be brought against us, regardless of our responsibility, and our insurance may not be adequate to cover such claims. Our contracts generally limit our liability for damages that may arise in rendering our services. However, we cannot be sure these contractual provisions will successfully protect us from liability if we are sued. We sometimes undertake projects on a fixed-fee basis or cap the amount of fees we may bill on a time and materials basis. Any increased or unexpected costs or unanticipated delays could make such projects less profitable or unprofitable and could have a material adverse effect on our business, results of operations and financial condition.

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

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly revenues or operating results generally include:

•	costs relating to the expansion of our business;
•	the extent and timing of business acquisitions;
•	our ability to obtain new and follow-on customer engagements;
•	the timing of assignments from customers;
•	our consultant utilization rate, including our ability to transition employees quickly from completed assignments to new engagements;
•	the seasonal nature of our business due to variations in holidays and vacation schedules;
•	the introduction of new services by us or our competitors;
•	price competition or price changes; and
•	our ability to manage costs and economic and financial conditions specific to our customers.

Quarterly sales and operating results can be difficult to forecast, even in the short term. Due to all of the foregoing factors, it is possible that our revenues or operating results in one or more future quarters will fail to meet or exceed the expectations of security analysts or investors. In such event, the price of our common stock would likely be materially adversely affected.

We may be subject to potential liabilities (known and unknown) for acts and omissions of our acquired companies.

Although the Company takes reasonable steps including, among others, conducting due diligence, obtaining indemnification protection from sellers, withholding of consideration to ensure compliance with representations and warrants of the selling shareholders, requiring audits from a recognized independent accounting firm and maintaining a protective legal structure, to protect itself, liabilities could arise that were unknown and obligations stemming from known liabilities could expand, either of which could have a material negative impact on the Company.

Risks Related to Our Common Stock

The shares eligible for future sale may further decrease the price of our Common Stock.

If our stockholders sell substantial amounts of their common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. As of December 31, 2002, there were a substantial number of outstanding options and warrants to purchase shares of our common stock. Since the end of 2002, we have granted a substantial number of additional stock options to employees of the Company and issued a substantial number of additional warrants in connection with a preferred stock financing and an acquisition. The exercise of any of these options or warrants would also have a dilutive effect on our stockholders. Furthermore, holders of such options or warrants are more likely to exercise them at times when we could obtain additional equity capital on terms that are more favorable to us than those provided in the options or warrants. As a result, exercise of the options or warrants may adversely effect the terms of future financings and would require us to issue significant amounts of our common stock at the time of exercise. The sale of a substantial number of shares of our common stock may adversely affect the prevailing price of our common stock in the public market and may impair our ability to raise capital through the sale of our equity securities.

We anticipate that holders of our Series A Preferred Stock, including the holders of shares of Series A Preferred Stock issued in May 2003 (see Item 6, “Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources—2003 Series A Preferred Financing”), will be entitled to payment-in-kind dividends, which will dilute holders of common stock. Additionally, because holders of Series A Preferred Stock have the right to additional shares if subsequent issuances include terms more favorable than their terms, additional dilution is possible.

Our common stock is not listed on any exchange or automated quotation system, which adversely affects its liquidity and market price.

Our common stock currently trades on the Over-the-Counter Pink Sheets. Although we intend to file an application to list our shares on one of the national exchanges or automated quotation systems at some point in the future (for example, American Stock Exchange or Nasdaq SmallCap), we may be unable to obtain such a listing for any number of reasons. The lack of a listing adversely affects the liquidity and market price of our common stock.

Our common stock is subject to the “penny stock” rules, which may make it a less attractive investment.

Our common stock is currently subject to the “penny stock” rules. The SEC has adopted rules that define a “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser, must have received the purchaser’s written consent to the transaction prior to the sale, must disclose the commissions payable to both the broker-dealer and the registered representative and must provide current quotations for the securities. Additionally, if the broker-dealer is selling the securities as a market maker, the broker-dealer must disclose that fact and that the broker-dealer is presumed to exercise control over the market. Finally, a monthly statement must be sent to the account holder disclosing recent price information and information on the limited market in the particular stock.

As a result of the additional suitability requirements, additional disclosure requirements and additional sales practices imposed by the penny stock rules, both the willingness and ability of a broker-dealer to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely effected.

A small number of stockholders could exercise control over Axtive, which may raise conflicts of interest.

A small number of stockholders, some of which comprise an affiliated group, own a sufficient amount of our common stock to exercise significant control over our business and our policies and affairs and, in general, determine the outcome of any corporate transaction or other matters submitted to the stockholders for approval, all in a manner that could conflict with the interests of other stockholders. The interests of these holders could conflict with the interests of the holders of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease our office space, and each of the office locations and property details are set forth in the following table:

Description	Address	Square Feet	Lease Expiration

Axtive Corporate Office	1445 Ross Avenue, Suite 4500 Dallas, TX 75202	6,500	July 2004

Media Resolutions / UDT Consulting	16415 Addison Road, Suite 610 Addison, TX 75001	3,900	March 2004

Virtually There	513 Main Street, Suite 300 Fort Worth, Texas 76102	4,750	September 2006

ThinkSpark	4835 LBJ Freeway, Suite 1100 Dallas, TX 75244	18,000	April 2006

	3305 Northland Dr., Suite 402 Austin, TX 78731	1,857	February 2006

	613 NW Loop 410 Suite 520, San Antonio, TX 78216	6,439	August 2004

	1601 NW Expressway, Suite 850 Oklahoma City, OK 73118	5,028	February 2006

	500 North Rainbow Blvd., Suite 300 Las Vegas, NV 89108	3,521	Month-to-Month

TERMINATING LEASES (1)

Houston, Texas		5,959	December 2006

Fort Worth, Texas		5,132	December 2003

Cleveland		6,219	December 2003

Atlanta		5,223	August 2005

Dayton		3,138	January 2004

(1)	Terminating leases represent properties acquired as part of the ThinkSpark acquisition but are no longer needed. The Company is currently in negotiations with the respective landlords and intends to settle any remaining obligations at less than full value. Settlements totaling $155,000 have been agreed to by two landlords but have not yet been finalized and we can give no assurances that the settlements will be finalized. If these two settlements are finalized, the remaining obligations that have not yet been resolved under terminating leases would total approximately $759,000.

We believe our facilities are generally in good condition and are adequate for our current level of operations. We believe that suitable additional or alternative space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

PROCEEDINGS WITH DEBTORS

In September 2000, we made an unsecured loan of $1.4 million to Hencie, Inc., a Texas-based IT Services business. The loan was guaranteed by a related company, Hencie Consulting Services, Inc. and personally guaranteed by Hencie’s CEO. The loan to Hencie matured in November 2001, and went into default. Due to the uncertainty surrounding collection of the note, no interest was accrued in 2001 or 2002 and, during the fourth quarter of 2001, the note was fully reserved to reflect our estimate of its net realizable value.

In May 2002, we entered into a Settlement Agreement and Release with Hencie and the guarantors whereby we received an agreed judgment in the amount of $1.65 million, subject to reduction, and would receive monthly payments of principal and interest through April 2004 totaling approximately $1.3 million. The amounts due under the Settlement Agreement and Release were guaranteed by Hencie’s CEO and secured by shares of Alternate Marketing Networks, Inc. (Nasdaq Small Cap: ALTM), the parent company of Hencie. Because of uncertainties regarding collection of amounts due under the agreement and the lack of liquidity in the collateral, the Company did not record a gain on settlement. Payments received were to be recorded as a recovery of the bad debts previously written off.

In September 2002, all rights and amounts due to Axtive under the settlement with Hencie were sold without recourse to an unrelated third-party in exchange for $802,500. Prior to its sale, the company had received payments totaling $235,000. Such payments, together with the sale proceeds, totaled $1,037,500 and were recorded as a recovery of bad debts.

PROCEEDINGS AGAINST THE VISIONARY GROUP

In June 2002, we were notified that The Visionary Group and Axtive had been sued in the District Court of Dallas County, Texas for non-payment of approximately $110,000 due to former sub-contractors of The Visionary Group. In order to limit our costs to defend the matter, Axtive agreed to a partial summary judgment pursuant to which Axtive admitted the liability of The Visionary Group, but retained our defenses on the third-party beneficiary claim against Axtive. Trial has been set for August 2003.

The Visionary Group ceased operations in December 2002. The company has no employees and no assets and identified liabilities totaling, including the $110,000 non-payment discussed above, of approximately $190,000. Accordingly, we do not expect that an adverse judgment against The Visionary Group in this lawsuit would have a material impact on Axtive.

With respect to any exposure directly against Axtive Corporation, we believe we have meritorious defenses, but an adverse judgment against Axtive could have a material negative impact on our business.

In April 2003, a judgment was entered against The Visionary Group in the amount of approximately $3,000 for failure to pay the business related expenses of a former employee. The judgment remains outstanding.

PROCEEDINGS AGAINST THINKSPARK

In 2002, a former customer obtained a final judgment against ThinkSpark. The former customer filed a collection suit against ThinkSpark with respect to the judgment in the amount of $940,000, including attorneys’ fees. The former customer also filed a lawsuit against certain of ThinkSpark’s then directors and stockholders with respect to alleged improper repurchases of stock from certain stockholders. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a settlement agreement and a tolling agreement with the former customer. ThinkSpark agreed to make a cash payment of $18,000 to the former customer and issue a promissory note for $150,000. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 12 months. In exchange, the former customer agreed not to seek to enforce the judgment, to dismiss with prejudice the separate lawsuit, and upon payment in full of the promissory note, to fully release ThinkSpark and the individual defendants from all claims.

In October 2002, a former employee filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the former employee. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the former employee a promissory note in the amount of $169,000, a portion of which represented the merger consideration payable to the former employee. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The former employee agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants.

In January 2001, a United Kingdom subsidiary of ThinkSpark entered into a lease for office space in London for a 15-year term. ThinkSpark was required to be a surety on this lease agreement. In October 2002, the ThinkSpark subsidiary ceased operations in the United Kingdom and consequently breached the lease agreement. The United Kingdom subsidiary is now in liquidation. The landlord filed suit against ThinkSpark in the United Kingdom. In May 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, Axtive executed a promissory note in favor of the landlord for $200,000. The promissory note bears interest at 6% per year and is payable over 12 months. Axtive issued 1,219,149 restricted shares of our common stock to the landlord as security for the promissory note. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. Assuming the promissory note is paid in full pursuant to its terms, all of the shares will be returned. All returned shares will be held by us as treasury shares. If there is a default on the promissory note, the landlord has the right to keep all or part of the shares to satisfy any remaining obligation.

ThinkSpark was sued in state court in Cuyahoga County, Ohio, for breach of a November 1998 lease agreement for office space in Cleveland, Ohio, which has been vacated by ThinkSpark. The landlord obtained a judgment in March 2003 for approximately $203,000 plus 10% per year until paid and all costs, including collection costs. The landlord has filed in state court in Texas an authenticated copy of a judgment for domestication under the Uniform Enforcement of Foreign Judgments Act, and ThinkSpark has been served with post-judgment discovery. The ThinkSpark subsidiary is in discussions with the landlord to settle the judgment; however, we can give you no assurance that ThinkSpark will be able to enter into a settlement.

A subsidiary of ThinkSpark was sued in state court in Tarrant County, Texas for breach of an October 1998 lease agreement for office space in Fort Worth, Texas, which has been vacated by the ThinkSpark subsidiary. The landlord seeks damages for past due rent, utilities and other sums due under the lease, future rents, brokerage commissions paid by the landlord at the commencement of the lease, and unreimbursed tenant improvement expenses in the total amount of approximately $212,000, plus attorneys’ fees. The ThinkSpark subsidiary is in discussions with the landlord to settle the claims; however, we can give you no assurance that the ThinkSpark subsidiary will be able to enter into a settlement or otherwise successfully defend against the landlord’s claims.

A subsidiary of ThinkSpark was sued in state court in Fulton County, Georgia for breach of a June 2000 lease agreement for office space in Atlanta, Georgia, which has been vacated by the ThinkSpark subsidiary. The landlord seeks damages for past due rent of approximately $12,000 per month since August 2002. The action as originally filed claimed past due rent from August-November 2002; however, the landlord has indicated its intent to seek the full remaining obligation under the lease from November 2002 of approximately $420,000. The ThinkSpark subsidiary is in discussions with the landlord to settle the claims; however, we can give you no assurance that the ThinkSpark subsidiary will be able to enter into a settlement or otherwise successfully defend against the landlord’s claims.

OTHER LEGAL PROCEEDINGS

Currently, the Company has three judgments totaling approximately $75,000 pending against us. We are in negotiations to reduce the amounts payable under the judgments. Depending on the success or failure of such negotiations, an unfavorable outcome could have a material negative impact on our business.

Axtive and its subsidiaries are involved in other legal proceedings arising in the ordinary course of business. We believe that none of these other legal proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our common stock is traded on the Over-The-Counter (OTC) Pink Sheets under the symbol “AXTV.PK”. Prior to May 23, 2003, our common stock was traded on the OTC Bulletin Board.

The following table sets forth, for the period from January 1, 2001 through June 30, 2003, the range of high and low closing bid prices for the common stock reported on the OTC Bulletin Board or with respect to the OTC Pink Sheets. The quotations from the OTC Bulletin Board or OTC Pink Sheets reflect interdealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2001
First Quarter	$2.06	$0.75
Second Quarter	1.56	0.53
Third Quarter	2.10	0.54
Fourth Quarter	0.75	0.41

2002
First Quarter	1.00	0.50
Second Quarter	0.78	0.35
Third Quarter	0.51	0.11
Fourth Quarter	0.40	0.12

2003
First Quarter	0.27	0.17
Second Quarter	0.25	0.01

HOLDERS OF COMMON STOCK

As of July 10, 2003, the last reported closing bid price of the common was $0.20 per share, and there were 101 holders of record of our common stock.

DIVIDENDS

We have not paid cash dividends on our common stock since the inception of the Company, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Instead, we intend to retain our earnings, if any, to finance the further implementation of our business plan and for general corporate purposes. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that our board of directors deems relevant. In addition, the payment of cash dividends on our shares of common stock is prohibited by the terms of our Series A Preferred Stock.

Holders of our Series A Preferred Stock are entitled to receive an 8% cumulative dividend payable, when and if declared by the board of directors, in cash or in additional shares of stock. As of December 31, 2002, accrued but unpaid dividends payable to holders of the Series A Preferred Stock totaled approximately $261,444.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATIONS PLANS

Equity Compensation Plan Information

(as of December 31, 2002)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1996 Stock Incentive Plan)	850,000	2.31	0
Equity compensation plans approved by security holders (2002 Stock Incentive Plan)	3,575,886	1.48	13,424,114
Equity compensation plans not approved by security holders	2,400,000	0.86	N/A
Total	6,825,886	1.37	13,424,114

1996 Employee Stock Option Plan

In April 1996, we adopted the 1996 Stock Option Plan, which was amended most recently in August 2000. The 1996 Plan provides for the granting to directors, officers, key employees and consultants of up to 500,000 shares of common stock in a year. Grants of options may be incentive stock options or non-qualified stock options and will be at such exercise prices, in such amounts, and upon such terms and conditions, as determined by the board of directors or the compensation committee of the board of directors. The term of any option may not exceed ten years. In August 2000, the 1996 Plan was amended to increase the number of shares reserved for issuance to 1,000,000 shares of our outstanding common stock.

During 2000 and 2001, stock option grants were made by the board of directors that would cause the number of options issued under the 1996 Plan to exceed the number authorized under the plan. As described below, such grants were transferred to the 2002 Stock Incentive Plan and were approved by the stockholders. As of December 31, 2002, there were options exercisable for 850,000 shares of common stock outstanding under the 1996 Plan and none available for future grants.

2002 Stock Incentive Plan

In June 2002, the Company adopted the 2002 Stock Incentive Plan, which provides for the issuance of non-qualified stock options and incentive stock options as well as restricted stock awards, unrestricted stock awards, performance stock awards, dividend equivalent rights, stock appreciate rights (in connection with options) and long-term performance awards to eligible employees, officers, independent consultants and directors of the Company and its subsidiaries. Under the terms of the 2002 Plan, options to purchase common stock are generally granted at not less than fair market value, become exercisable as established by the administering committee of the board of directors and generally expire ten years from the date of grant. If any shares reserved for an award are forfeited, repurchased or any such award otherwise terminates without a payment being made to the participant in the form of stock, such shares underlying such award will also become available for future awards under the 2002 Plan.

In July 2002, a majority of our shares entitled to vote approved the adoption of the 2002 Plan by written consent. A Schedule 14C Information Statement reflecting this action was mailed to our stockholders and filed with the SEC in October 2002. The stockholder approval of the adoption of the 2002 Plan was effective 20 days after the mailing of the Information Statement to our stockholders.

For administrative convenience and to provide that all options outstanding for current employees are under a single plan, 2,910,000 options previously granted pursuant to the 1996 Stock Option Plan, but in excess of the number of shares authorized under the plan (the “Transferred Options”), were transferred to the 2002 Plan. The administrative transfer did not change the number of option shares, the vesting schedule or the exercise price of the options previously granted under the 1996 Plan. As a result, there was no accounting impact to the Company.

In May 2003, our board of directors approved an amendment of the 2002 Plan to increase the number of shares authorized for issuance under the 2002 Plan from the original number of 12,000,000 to 17,000,000 shares. In addition, the amendment provides that upon the effectiveness of a 1-for-10 reverse stock split announced by the Company, the number of shares authorized for issuance under the 2002 Plan will be reduced to 5,000,000 shares. The amendment was immediately effective, but is subject to approval by our stockholders. In May 2003, a majority of our shares entitled to vote approved the adoption of amendment by written consent. We are in the process of preparing a Schedule 14C Information Statement to mail to our stockholders reflecting this action. The stockholder approval of the adoption of the amendment will be effective 20 days after the mailing of the Information Statement to our stockholders.

As of December 31, 2002, there were options for 3,575,886 shares of our common stock outstanding under the 2002 Plan (which includes the Transferred Options), of which 1,108,011 were vested. As of July 10, 2003, there were options for 15,018,500 shares outstanding, of which 9,722,735 were vested, and 1,981,500 shares of our common stock were available for future awards under the 2002 Plan.

To date, the Company has not issued any restricted or unrestricted stock awards, stock appreciation rights, dividend equivalents rights or long-term performance awards under the 2002 Plan.

Stand-Alone Agreements

During 2002 we issued 2,150,000 stock options in conjunction with employment agreements to the key management of the acquired companies under stand-alone stock option agreements. The exercise prices on these options ranged from $0.42 to $0.77 per share with a weighted average price of $0.69 per share. Vesting periods ranged from immediately upon grant to three years with a weighted average vesting period of approximately nine months. All stand-alone options granted in 2002 were not intended to be incentive stock options under the Internal Revenue Code of 1986, as amended. The Company recorded no expense related to the grant of options pursuant to stand-alone agreements.

RECENT SALES OF UNREGISTERED SECURITIES

Issuance of Series A Preferred Stock

On May 23, 2003, we issued 2,335 shares of our Series A Preferred Stock in a private offering to new and existing private, accredited investors at $1,000 per share. We received gross proceeds of $2.3 million, consisting of $2.25 million in cash and $84,000 in satisfaction of debt owed by Axtive to a stockholder and to an executive officer. Of the net cash proceeds, after $224,000 in legal expenses related to the issuance of Series A Preferred Stock, the acquisition of ThinkSpark and the preparation of the management agreement regarding Demand Aggregation Solutions, LLC, we have used or expect to use $500,000 to satisfy current liabilities arising from prior acquisitions and $61,000 in cash merger consideration for the ThinkSpark acquisition. The balance is available for working capital and general corporate purposes.

Each new share of our Series A Preferred Stock carries an 8% cumulative dividend and is convertible into shares of our common stock at an initial conversion price of $0.10 per share. The new shares of Series A Preferred Stock were immediately convertible upon issuance. Each new purchaser was also granted warrants to purchase 20 shares of our common stock for each 100 shares of common stock the investor was initially entitled to receive upon conversion of the Series A Preferred Stock. The warrants are exercisable at a price of $0.20 per share. We issued warrants to acquire 4,670,000 shares of common stock in connection with the new financing.

The initial issuance of Series A Preferred Stock in 2002 provided that subsequent issuances of the shares on terms more favorable than those provided to the original investors in the Series A Preferred would automatically adjust the terms and conditions on the outstanding Series A Preferred Stock to the more favorable terms and conditions. As a result, the initial conversion price on all shares of Series A Preferred Stock issued in 2002 was reduced from $0.75 to $0.10 per share, and the exercise price of the warrants issued in 2002 was reduced from $1.15 per share to $0.20 per share. Each purchaser of Series A Preferred Stock in 2002 was issued a restated warrant exercisable for additional shares as a result of the decrease in the initial conversion price. The restated warrants are exercisable for a total of 7,696,002 additional shares of common stock. In addition, the holders of the Series A Preferred Stock were given the right elect one member of our board of directors.

In July 2003, we issued an additional 50 shares of Series A Preferred Stock in a private offering to a purchaser in the May 2003 offering, G.C. “Scooter” Beachum, who is also one of our executive officers. This issuance was pursuant to an irrevocable subscription agreement executed by the purchaser at the time of the issuance of Series A Preferred Stock in May 2003. The terms were identical to the May 2003 sale of Series A Preferred Stock. The Company received gross proceeds of $50,000 in cash. Net proceeds of the sale will be used for general corporate purposes. As part of this subsequent issuance, we issued additional warrants exercisable for 100,000 shares of our common stock.

We paid no commissions in connection with issuance of the new shares of Series A Preferred Stock in 2003. The new shares of Series A Preferred Stock and warrants to purchase common stock were issued by the Company in reliance upon an exemption from registration pursuant to Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933. A Form D was filed with the SEC.

Other Issuances

In connection with the settlement of a lease dispute involving a United Kingdom subsidiary of ThinkSpark Corporation, ThinkSpark entered into a settlement agreement with the landlord. See Item 3, “Legal Proceedings—Proceedings Against ThinkSpark.” Pursuant to the terms of the settlement agreement, we issued 1,219,149 restricted shares of our common stock to the landlord as security for a promissory note from Axtive for $200,000. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. Assuming the promissory note is paid in full pursuant to its terms, all of the shares will be returned. All returned shares will be held by us as treasury shares. If there is a default on the promissory note, the landlord has the right to keep all or part of the shares to satisfy any remaining obligation. The issuance of the restricted shares of common stock did not involve a public offering. The restricted shares were issued by the Company in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

Effective May 1, 2003, we entered into a new services agreement with Atlas Capital Services, LLC. Pursuant to the agreement, in exchange for financial advisory services as described in the agreement Atlas was entitled to an advisory fee consisting of (1) 1,115,000 restricted shares of our common stock, (2) 250,000 restricted shares of our common stock to be issued directly to Leeb Brokerage Services for Leeb’s introduction of Atlas to us, (3) warrants to purchase 1,250,000 restricted shares of our common stock, and (4) a monthly cash fee. The warrants were issued effective June 26, 2003, upon the same terms as the warrants issued to the purchasers of Series A Preferred Stock in May 2003. The restricted shares of common stock were issued in July 2003. The issuance of the restricted shares of common stock and warrants did not involve a public offering. The restricted shares and warrants were issued by the Company in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

On July 1, 2003, we issued 297,674 restricted shares of our common stock to TSTC International Holding Company, formerly known as Axtive Software Corporation. These shares constituted an additional payment due to TSTC in connection with our June 2002 purchase of certain intangible assets, including the name “Axtive,” and certain tangible assets. We were obligated to issue the additional restricted shares if the market price of our common stock had not been at or above $0.75 within the one-year period after our purchase. G.C. “Scooter” Beachum, our Executive Vice President and General Manager, is the sole shareholder and director of TSTC. The issuance of the restricted shares of common stock did not involve a public offering. The restricted shares were issued to TSTC by the Company in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in Item 7 of this report. This discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in our filings with the SEC and, specifically, the risk factors set forth in Item 1, “Description of Business—Risk Factors.”

GENERAL

Axtive’s business model is to acquire software related technology companies that deliver software products and related information technology services to middle-market companies. We offer products and services that improve the utilization of business information for middle-market companies, initially within the United States. We expect that customer organizations will benefit from integrated business process applications that are delivered on a fully outsourced basis through portal technology or, if needed, as traditional licensed products. Our acquisition targets are companies with existing strategic relationships with Oracle, IBM or Microsoft that will allow us to take advantage of partnership opportunities available only to select parties. The technology companies targeted for acquisition are those that operate within the following business sectors and operating business units: (1) IT Professional Services; (2) Business Application Software, comprised of six product groups; and (3) Application Services and Management.

Initial development of our business model has involved the acquisition of IT Professional Services and Application Services and Management firms that have existing relationships with numerous middle-market customers. Subsequent acquisitions are expected to target software products with common data structures (such as Oracle, IBM and Microsoft) designed for the application service delivery channel. We expect that synergistic relationships will develop between the acquired companies and that funding for operating business unit-specific projects will be provided through public and private offerings of Axtive securities. Nearly all operations are expected to continue within each operating business unit while a small corporate staff will interface with the capital markets, formulate and manage our overall strategic objectives and oversee all mergers and acquisitions.

Prior to our emphasis on IT Professional Services, Business Application Software and Application Services and Management, the business consisted primarily of developing, marketing and selling personalized videotape golf lessons featuring One-on-One golf video instruction by leading professional golfer Greg Norman, sold under the name “One-on-One with Greg Norman.” In September 2001, we sold all the assets related to our One-on-One business to Visual Edge, Inc., a newly created company formed by certain members of our previous management. Visual Edge, Inc. is not related to us. The results of operations generated by the One-on-One business have been presented as “discontinued operations” in our consolidated financial statements because One-on-One represented a separate segment of our business.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Net Sales. As a result of our acquisitions in 2002, sales from continuing operations for the year ended December 31, 2002 were $2.4 million. Results from operations of each subsidiary were included only during the portion of the period that Axtive owned that subsidiary. As a result, no revenues were recorded during the first three months of the year. Gross margins across all businesses averaged 43.0% and reflected month-over-month improvements over the nine-month period in which the Company recorded revenues.

General and Administrative Expenses. General and administrative expenses from continuing operations increased $1.7 million, or 123.8%, to $3.1 million in 2002 from $1.4 million in 2001. This includes a decrease in professional fees of $282,000, an increase in salary expense of $1.3 million due primarily to the acquisitions in 2002, and an increase in other expenses of $682,000.

In 2001, general and administrative expenses from continuing operations consisted primarily of $700,000 of salary expense (including non-cash charges of $260,000) and legal, accounting and other professional fees totaling $700,000.

Marketing Expenses. Marketing expenses for 2002 were $183,000 as compared to $81,000 for 2001. The 2002 increase in expenses was primarily related to salaries of internal sales and marketing personnel related to the acquisitions in 2002.

Bad Debt. Bad debt expenses in 2002 reflected the $1,037,500 recovery of amounts written off in 2001 with respect to the Hencie loan. See Item 3, “Legal Proceedings—Proceedings with Debtors” and Note 8 to our consolidated financial statements included elsewhere in this report. In 2001, bad debt expense was comprised of a $1.4 million reserve for the Hencie loan.

Impairment of Assets. Impairment of assets for the year ended December 31, 2002, reflects the write-off of goodwill recorded as part of the 2002 acquisition of The Visionary Group. In 2001, impairment charges related to our investment in PurchasePooling Solutions, Inc.

Interest Expense. Interest expense for the year ended December 31, 2002, decreased $52,000, or 44.2%, to $66,000 in 2002 from $118,000 in 2001. Interest in the prior year was attributable to certain loans that were converted into equity in April 2002 with the issuance of Series A Preferred Stock. See “—Liquidity and Capital Resources—Preferred Stock Financings” and Note 11 to our consolidated financial statements included elsewhere in this report. Interest expense in the year ended December 31, 2002, reflects primarily the cost of factoring receivables by our subsidiary, UDT Consulting.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had cash and cash equivalents of $444,000 and a working capital deficit of $1.4 million, compared to cash and cash equivalents of $83,000 and a working capital deficit of $589,000 on December 31, 2001. During 2002, net cash used in operating activities was $1.02 million, net cash used in investing activities was $1.55 million and net cash provided by financing activities was $2.93 million for a total decrease in cash and cash equivalents for the year of $362,000. We do not maintain a bank credit facility.

At May 31, 2003, we had cash and cash equivalents of $1.3 million and a working capital surplus of $50,000.

We expect our liquidity to remain tight throughout 2003. We will look to our current cash reserves, cash reserves created by our additional issuance of shares of Series A Convertible Preferred Stock in May 2003 and cash flows generated by our acquired companies to meet current liquidity requirements. While we have a level of comfort as to the projected cash flows generated by our acquired companies, we are relying on projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity.

We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. There can be no assurance that future financings can be completed.

    Series A Preferred Financings

In April 2002, we issued 4,200 shares of Series A Preferred Stock in a private offering to new and existing private, accredited investors at $1,000 per share. We received gross proceeds of $4.2 million, consisting of $2.7 million in cash and $1.5 million in satisfaction of debt owed by Axtive to one of our stockholders. Net proceeds of the sale were used for to acquire Media Resolutions, Inc., The Visionary Group, Inc., Virtually There, Inc. and the assets of Universal Data Technology, Inc. and for general corporate purposes.

The Series A Preferred shares carry an 8% cumulative dividend and became convertible at the option of the holder into shares of our common stock any time after one year at an initial conversion price of $0.75 per share. The Series A Preferred Stock has voting rights pari pasu with our common stock and as a separate class on certain matters. The shares also have an antidilution provision whereby the price and number of shares issuable upon conversion adjusts for stock splits, stock dividends and future share issuances below the conversion price of the

Series A Preferred Stock. The Series A Preferred Stock also has demand registration rights beginning one year following closing of the initial issuance of the shares, as well as the right to elect one member of our board of directors.

In connection with the issuance of the Series A Preferred Stock, each purchaser received warrants entitling the holder to purchase 20 shares of our common stock for each 100 shares of common stock the purchaser was initially entitled to receive upon conversion of the Series A Preferred Stock. The warrants, which initially had an exercise price of $1.15 per share, become exercisable on the second anniversary of the issuance of the related shares of Series A Preferred Stock and, unless exercised earlier, will expire on the fourth anniversary of the issuance. We issued warrants exercisable for a total of 1,119,998 shares of common stock in the April 2002 offering of Series A Preferred Stock.

In July and August 2002, we issued an additional 240 shares of Series Preferred Stock in private offerings to accredited investors with identical terms to the April 2002 sale of Series A Preferred Stock. The Company received gross proceeds of $240,000 in cash. Net proceeds of the sale were used to repay short-term notes of $48,000 and for general corporate purposes. As part of this subsequent issuance, we issued additional warrants exercisable for 64,000 shares of our common stock.

On May 23, 2003, we issued 2,335 shares of our Series A Preferred Stock in a private offering to new and existing private, accredited investors at $1,000 per share. We received gross proceeds of $2.3 million, consisting of $2.25 million in cash and $84,000 in satisfaction of debt owed by Axtive to a stockholder and to an executive officer. Of the net cash proceeds, after $224,000 in legal expenses related to the issuance of Series A Preferred Stock, the acquisition of ThinkSpark and the preparation of the management agreement regarding Demand Aggregation Solutions, LLC, we have used or expect to use $500,000 to satisfy current liabilities arising from prior acquisitions and $61,000 in cash merger consideration for the ThinkSpark acquisition. The balance is available for working capital and general corporate purposes.

The additional shares were issued on similar terms and conditions as the 2002 issuances of Series A Preferred Stock, including the issuance of warrants to purchase common stock, except the initial conversion price of the new shares of Series A Preferred was $0.10 per share and the exercise price of the warrants was $0.20 per share. The new shares of Series A Preferred Stock were immediately convertible upon issuance. We issued warrants to acquire 4,670,000 shares of common stock in connection with the new financing.

The initial issuance of Series A Preferred Stock in 2002 provided that subsequent issuances of the shares on terms more favorable than those provided to the original investors in the Series A Preferred would automatically adjust the terms and conditions on the outstanding Series A Preferred Stock to the more favorable terms and conditions. As a result, the initial conversion price on all shares of Series A Preferred Stock issued in 2002 was reduced from $0.75 to $0.10 per share, and the exercise price of the warrants issued in 2002 was reduced from $1.15 per share to $0.20 per share. Each purchaser of Series A Preferred Stock in 2002 was also issued a restated warrant exercisable for additional shares as a result of the decrease in the initial conversion price. The restated warrants are exercisable for a total of 7,696,002 additional shares of common stock. In addition, the holders of the Series A Preferred Stock were given the right elect one member of our board of directors.

In July 2003, we issued an additional 50 shares of Series A Preferred Stock in a private offering to a purchaser in the May 2003 offering, G.C. “Scooter” Beachum, who is also one of our executive officers. This issuance was pursuant to an irrevocable subscription agreement executed by the purchaser at the time of the issuance of Series A Preferred Stock in May 2003. The terms were identical to the May 2003 sale of Series A Preferred Stock. The Company received gross proceeds of $50,000 in cash. Net proceeds of the sale will be used for general corporate purposes. As part of this subsequent issuance, we issued additional warrants exercisable for 100,000 shares of our common stock.

SEASONALITY

We experience a moderate amount of seasonality. Typically our billable hours, which directly affect our revenues, are reduced in the second half of the year, especially during the fourth quarter, due to the large number of holidays and vacation time taken by our employees and our customers. As a result, our operating income as a percentage of revenues is generally the lowest in the fourth quarter of each calendar year.

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

We periodically issue press releases to update stockholders on new developments at Axtive and our business. These releases may contain certain statements of a forward-looking nature relating to future events or our future financial performance within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and which are intended to be covered by the safe harbors created by those statutory provisions. Readers are cautioned that such statements are only predictions and that actual events or results may differ substantially. Our actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in our filings with the SEC and, specifically, the risk factors set forth in Item 1, “Description of Business—Risk Factors.”

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

of Axtive Corporation

We have audited the accompanying consolidated balance sheets of Axtive Corporation (formerly Edge Technology Group, Inc.) (the “Company”), as of December 31, 2001 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axtive Corporation as of December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of approximately $2.2 million during the year ended December 31, 2002, and, as of that date, the Company’s current liabilities exceeded its current assets by approximately $1.4 million. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

Dallas, Texas

July 1, 2003

AXTIVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
CURRENT ASSETS
Cash and cash equivalents	$82,567	$444,275
Marketable securities	—	26,873
Accounts receivable, net of allowance for doubtful accounts of $58,618 as of December 31, 2002)	—	392,043
Other current assets	20,339	121,984

Total current assets	102,906	985,175

NON-CURRENT ASSETS
Property and equipment, net	35,385	301,388
Note receivable, net of allowance of $1,400,000 as of December 31, 2001	—	—
Goodwill	—	2,247,714
Intangible assets, net	—	361,476
Other assets	—	8,853

TOTAL ASSETS	$138,291	$3,904,606

CURRENT LIABILITIES
Accounts payable	$451,993	$408,187
Accrued expenses	239,489	322,380
Short-term note payable	—	995,619
Other current liabilities	—	666,333

Total current liabilities	691,482	2,392,519

NON-CURRENT LIABILITIES
Notes payable—related parties	1,639,000	—
Other liabilities	—	69,195

Total non-current liabilities	1,639,000	69,195

TOTAL LIABILITIES	2,330,482	2,461,714

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY / (DEFICIT)
Series A convertible preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2001 and 4,440 issued and outstanding at December 31, 2002, net of discount; liquidation preference of $4,440,000	—	3,925,572
Common stock, $.01 par value, 100,000,000 shares authorized, 16,488,139 issued and outstanding at December 31, 2001 and 19,039,622 issued and outstanding at December 31, 2002	164,881	190,396
Additional paid in capital	40,048,615	41,924,284
Accumulated deficit	(42,405,687)	(44,586,502)
Accumulated other comprehensive income (loss)	—	(10,858)

TOTAL STOCKHOLDERS’ EQUITY / (DEFICIT)	(2,192,191)	1,442,892

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$138,291	$3,904,606

The accompanying notes are an integral part of these financial statements.

AXTIVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2001	2002
Net sales	$8,672	$2,386,526
Cost of sales	—	(1,360,047)

Gross profit	8,672	1,026,479

Operating expenses
General and administrative	1,385,580	3,101,284
Marketing	80,850	183,135
Bad debt (recoveries), net	1,400,000	(978,882)
Depreciation and amortization	41,226	134,116
Impairment of assets	5,175,954	906,653

Total operating expenses	8,083,610	3,346,306

Operating loss	(8,074,938)	(2,319,827)

Other income (expense)
Interest income	3,111	8,336
Interest expense	(118,245)	(65,940)
Loss on sale of property and equipment	(10,415)	(16,776)
Gain on sale of securities	—	11,569
Income—other	190,000	220,189
Expenses—other	(2,848)	(18,366)
Amortization of deferred financing fees	(8,225)	—

Total other income (expense)	53,378	139,012

Loss from continuing operations	(8,021,560)	(2,180,815)

Loss from discontinued operations	(680,671)	—
Loss on sale from discontinued operations	(570,287)	—

Loss from discontinued operations	(1,250,958)	—

Net loss	(9,272,518)	(2,180,815)
Provision for preferred stock dividends	—	(261,444)
Amortization of discount on preferred stock	—	(284,066)

Net loss attributed to common stockholders	$(9,272,518)	$(2,726,325)

Basic and diluted loss per share
From continuing operations	$(0.49)	$(0.15)
From discontinued operations	(0.08)	—

Net loss per share, basic and diluted	$(0.57)	$(0.15)

Weighted average common shares outstanding, basic and diluted	16,279,316	18,080,253

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Net loss	$(9,272,518)	$(2,180,815)
Unrealized loss on available for sale securities	—	(10,858)

Comprehensive loss	$(9,272,518)	$(2,191,673)

The accompanying notes are an integral part of these financial statements.

AXTIVE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands except Shares of Common Stock)

	Common Stock		Preferred Stock	Additional Paid in Capital	Deferred Compensation Expense	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount
Balance December 31, 2000	16,016,335	$160	$—	$37,979	$(317)	$—	$(33,133)	$4,689

— Investment in PurchasePooling	268,789	3	—	185	—	—	—	188
— Issuance of Shares for Legal Settlement	100,000	1	—	53	—	—	—	54
— Issuance of Option to Infinity	—	—	—	600	—	—	—	600
— Amortization of Deferred Compensation	—	—	—	—	317	—	—	317
— Amortization of Compensatory Stock Options	—	—	—	1,119	—	—	—	1,119
— Issuance of Shares for Services	11,920	—	—	23	—	—	—	23
— September 2000 Corporate Reorganization— adjustment	91,095	1	—	90	—	—	—	91
— Net Loss	—	—	—	—	—	—	(9,273)	(9,273)

Balance December 31, 2001	16,488,139	165	—	40,049	—		(42,406)	(2,192)

— Issuance of Series A Preferred Stock and Warrants, Net of Offering Costs of $38	—	—	4,022	380	—	—	—	4,402
— Value of Beneficial Conversion Feature of Series A Preferred Stock	—	—	(380)	380	—	—	—	—
— Amortization Of Preferred Stock Beneficial Conversion Factor	—	—	284	(284)	—	—	—	—
— Issuance of Option to Infinity	—	—	—	200	—	—	—	200
— Acquisition of Media Resolutions, Inc.	500,000	5	—	308	—	—	—	313
— Acquisition of VirtuallyThere, Inc.	1,153,846	11	—	444	—	—	—	455
— Acquisition of “Axtive” Name and Other Assets	400,000	4	—	164	—	—	—	168
— Issuance of Shares for Services	100,000	1	—	31	—	—	—	32
— Conversion of Infinity Loans	397,637	4	—	253	—	—	—	257
— Change in fair value of marketable securities	—	—	—	—	—	(11)	—	(11)
— Net loss	—	—	—	—	—	—	(2,181)	(2,181)

Balance December 31, 2002	19,039,622	190	3,926	41,925	—	(11)	(44,587)	1,443

The accompanying notes are an integral part of this financial statement.

AXTIVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,272,518)	($2,180,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations, net	1,250,958	—
Bad debt expense	1,400,000	58,618
Amortization of deferred compensation	316,696	—
Non-cash stock and stock option compensation expense	479,653	32,000
Depreciation and amortization	41,226	134,116
Impairment of assets	5,175,954	906,653
Loss on disposal of fixed assets	—	16,776
Gain on sale of securities	—	(11,569)
Change in assets and liabilities:
Decrease (increase) in accounts receivable	13,504	(247,954)
Decrease in prepaid expenses—advance royalties	5,024	—
Decrease in inventory	9,096	—
Decrease (increase) in other current assets	65,050	(85,938)
(Increase) in other assets	—	(5,544)
(Decrease) increase in accounts payable	61,002	(361,719)
Increase (decrease) in accrued expenses	(486,193)	81,103
Increase (decrease) in other current liabilities	(73,496)	623,522
Increase in other liabilities	—	18,807

Net cash used in operating activities	$(1,014,044)	$(1,021,944)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(87,929)	(85,080)
Purchase of securities	—	(54,124)
Acquisition of subsidiaries, net of cash acquired of $140,116	—	(1,499,846)
Proceeds from the sale of fixed assets	14,694	—
Proceeds from the sale of securities	—	103,385
Purchase of Axtive name	—	(9,638)
Investment in related party	(400,000)	—
Loan to related party	(75,000)	—
Repayment of loan to related party	75,000	—

Net cash used in investing activities	(473,235)	(1,545,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of preferred stock and warrants	—	2,871,382
Proceeds from note payable, net	800,000	—
Repayment of short-term notes payable	—	(123,000)
Principal payments under capital leases	—	(19,427)
Issuance of option to Infinity	600,000	200,000

Net cash provided by financing activities	1,400,000	2,928,955

NET CHANGE IN CASH AND CASH EQUIVALENTS	(87,279)	361,708

Cash and cash equivalents, beginning of period	169,846	82,567

Cash and cash equivalents, end of period	$82,567	$444,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,388	$33,126
Cash paid for taxes	$2,848	$8,615

The accompanying notes are an integral part of these financial statements.

AXTIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2002

1. COMPANY OPERATIONS

Axtive Corporation (“Axtive” or “Company”), formerly Edge Technology Group, Inc. was incorporated in Delaware in July 1994 and commenced operations in January 1995. We changed the name of our company to Axtive Corporation in October 2002 to better reflect our current business operations and business strategy.

Axtive’s business model is to acquire software related technology companies that deliver software products and related information technology services to middle-market companies. We offer products and services that improve the utilization of business information for middle-market companies, initially within the United States. We expect that customer organizations will benefit from integrated business process applications that are delivered on a fully outsourced basis through portal technology or, if needed, as traditional licensed products. Our acquisitions will target companies with existing strategic relationships with Oracle, IBM or Microsoft that will additionally allow us to take advantage of partnership opportunities available only to select parties. The technology companies targeted for acquisition are those that operate within the following business sectors and operating business units: (1) IT Professional Services, (2) Business Application Software comprised of six product groups and (3) Application Services and Management.

Initial development of our business model has involved the acquisition of IT Professional Services and Application Services and Management firms that have existing relationships with numerous middle-market customers. Prior to our emphasis on IT Professional Services, Business Application Software and Application Services and Management, the business consisted primarily of developing, marketing and selling personalized videotape golf lessons featuring One-on-One golf video instruction (“One-on-One”) by leading professional golfer Greg Norman, sold under the name “One-on-One with Greg Norman.” We developed video production technology that digitally combined actual video footage of a golfer’s swing with a synchronized “split-screen” comparison to Greg Norman’s golf swing to produce a One-on-One golf lesson. The assets of the One-on-One business were sold to members of its prior management in September 2001.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Axtive will continue as a going concern. We incurred a net loss of approximately $2.2 million during the year ended December 31, 2002, and, as of that date, our current liabilities exceeded our current assets by approximately $1.4 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our plans in this regard are to continue fundraising efforts and to implement our new business plan discussed in Note 1. We expect our liquidity to remain tight throughout 2003. We will look to our current cash reserves, cash reserves created by additional offerings of Axtive Series A Convertible Preferred Stock and cash flows generated by our acquired companies to meet current liquidity requirements. While we have a level of comfort as to the projected cash flows generated by our newly acquired companies, we are relying on projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity.

We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. There can be no assurance that future financings can be completed.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are considered to include bank demand deposits, money market funds and other highly liquid investments with original maturities of three months or less at the date of purchase.

Marketable Securities

Marketable equity securities are classified as available-for-sale and are recorded at fair market value determined based on quoted market prices. The net unrealized gain or loss of marketable securities is included in accumulated other comprehensive income in the equity section of the Consolidated Balance Sheet. Realized gains and losses and declines in market value determined to be other than temporary are included in other income. Realized gains and losses are based on the average cost of shares acquired. At December 31, 2002, we owned approximately 900 shares of Overture Services, which were acquired as part of our acquisition of Media Resolutions, Inc. in April 2002 (see Note 5 “Business Combinations”). These shares are pledged to the selling shareholders of Media Resolutions to secure the payment of merger consideration withheld at closing to secure representations and warranties made by the selling shareholders in that acquisition.

Property and Equipment

Property and equipment, comprised primarily of computer equipment, software and office equipment, are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets that range from 3 to 5 years.

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under the provisions of this statement, we have evaluated our long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

We evaluate the recoverability of long-lived assets and certain identifiable intangibles assets to be held and used by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values, less cost to sell.

Revenue Recognition

Although we provide consulting services under both time-and-material and fixed-price contracts, the majority of our service revenues are recognized under time-and-material contracts as hours and costs are incurred. Revenues include reimbursable expenses billed to customers. Deposits received from customers in advance of the delivery of product or provision of service are included in Other Current Liabilities in the Consolidated Balance Sheet.

Principles of Consolidation

The Company’s consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No, 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS No. 142, we performed an annual impairment test of goodwill in the third quarter of 2002. Of the approximate $906,000 of goodwill recorded in the acquisition of The Visionary Group, $600,000 was written off in September 2002, and the balance was written off in December 2002.

Intangible assets consist of the following as of December 31, 2002:

	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements	$249,248	$50,410

Intangible assets not subject to amortization:
Tradename	$162,638	$0
Goodwill	2,247,714	0

Total	$2,410,352	$0

Amortization expense related to the intangible assets totaled $50,410 for the twelve months ended December 31, 2002. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2002 is as follows:

2003	$84,896
2004	50,823
2005	26,486
2006	26,485
2007	10,148

TOTAL	$198,838

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

Due to the continuing losses experienced by Axtive, we continue to fully reserve the tax benefit on these losses due to the uncertainty surrounding their recoverability.

Management Fees—Related Party

In December 2000, we entered into a management agreement with PurchasePooling Solutions, Inc., (“PurchasePooling”) in which PurchasePooling pays us a management fee ranging from $15,000 to $30,000 per month in return for the services provided by our President and other Axtive employees. We collected $230,000 and $240,000 in management fees from PurchasePooling during 2002 and 2001, respectively. Of such amounts,

$50,000 is reflected as a reduction in “General and administrative” expenses, with the balance reflected as “Income—other” in the Statements of Operations in each of the two years.

Subsequent Event

In October 2001, we participated in the amount of $400,000 in a syndicated loan to PurchasePooling in the amount of $1,600,000. (see Note 7 “Related Party Transactions”). In February 2003, the lenders to PurchasePooling (including Axtive) declared the loan to PurchasePooling in default and foreclosed upon the assets of the company. The previous lenders formed a new entity, Demand Aggregation Solutions, LLC (“DAS”), to hold the assets, and Axtive, under a management agreement, has agreed to manage the affairs of DAS in exchange for a management fee of $25,000 per month beginning in May 2003. Stemming from Axtive’s participation in the loan, the Company has a 25% membership interest in DAS that is subject to forfeiture if Axtive breaches its obligations under the management agreement. Additionally, the management agreement with DAS obligates Axtive to fund DAS’s working capital needs at a rate not exceeding, on average, $50,000 per month up to a maximum of $1.2 million over the three year life of the agreement.

In connection with the formation of DAS and Axtive’s agreement to manage its affairs, DAS participated in the 2003 Series A Preferred Financing (see Note 17 “Subsequent Events”) investing $1.2 million of the $2.3 million raised.

Major Customers

During 2002, one customer accounted for approximately 15% of our total revenues. No other customer accounted for more than 10%.

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

As of December 31, 2002 and 2001, due to our net losses, all shares of Common Stock issuable upon conversion of convertible stock, convertible debt and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying consolidated statements of operations as their impact would be antidilutive.

Accounting for Stock Based Compensation

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” companies can either measure the compensation cost of equity instruments issued to employees using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). We recognize compensation costs, where appropriate, under the provisions of APB 25.

At December 31, 2002, we had stock-based employee compensation plans, which are further described in Note 14. We apply APB 25 in accounting for our stock plans. The following table illustrates the effect had we determined compensation cost based on fair value at the grant date for our stock options under SFAS No. 123:

	As of December 31,
	2001	2002
Net loss attributed to common stockholders
As reported	($9,272,518)	($2,726,325)
Pro forma comprehensive expense	(927,482)	(1,814,827)

Pro forma	($10,200,000)	($4,541,152)

Basic and diluted loss per share
As reported	($0.57)	($0.15)
Pro forma	($0.63)	($0.25)

The assumptions used in determining the fair value of options granted for purposes of the proceeding pro forma disclosures are included in Note 14.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation

4. DISCONTINUED OPERATIONS—SALE OF “ONE-ON-ONE” ASSETS

On September 10, 2001, we closed the sale of assets related to our One-on-One business to a newly formed entity Visual Edge, Inc. Visual Edge is not a related party; however, the President of Visual Edge is a former CEO of our Company. Results of this operation have been classified as discontinued and prior periods have been restated.

In the sale, we received (a) an initial cash payment of $300,000 (offset by $53,000 by Visual Edge for One-on-One business expenses paid); (b) a promissory note in the amount of $250,000 payable October 24, 2001, and bearing an interest rate of 8% per annum, secured by all of the assets of Visual Edge; and (c) future royalties not to exceed $3.0 million, payable as an increasing percentage of revenues. We recognized approximately $5,100 and $8,700 in royalties in 2002 and 2001, respectively. The loss of the sale of the One-on-One business was $570,000.

The operating results of the discontinued operation for 2001 through the date of sale are as follows :

Sales	$104,526

Net loss from discontinued operations	$(680,671)

As of October 24, 2001, the promissory note and royalty payments were in default. The note and royalty payments were renegotiated in December 2001 to extend payment terms and, currently, all payments are in default under the renegotiated terms. The note was written off in its entirety and was recorded as part of the loss on sale of the One-on-One assets in 2001.

5. BUSINESS COMBINATIONS

The acquisitions described below were made pursuant to our business model as discussed in Note 1 “Company Operations.” The purchase price for each acquisition was generally based upon a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for certain non-recurring costs deemed to be unique to the particular company or situation. Since the acquired companies are technology service companies with minimal tangible or intangible assets, the purchases resulted in payments characterized as goodwill.

Acquisition of Media Resolutions, Inc.

On April 11, 2002, we closed the acquisition of Media Resolutions, Inc., an Application Service Provider (“ASP”) and website hosting company located in Dallas, Texas. We paid $330,000 in cash and notes and 500,000 restricted shares of our $.01 par value common stock (“Common Stock”) valued at $313,000 in exchange for all the outstanding shares of Media Resolutions.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Media Resolutions were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible net assets acquired in the acquisition of Media Resolutions totaled approximately $479,000 and was allocated to goodwill.

Acquisition of The Visionary Group, Inc.

On April 8, 2002, we acquired The Visionary Group, Inc., a professional services firm providing IT Professional Services related to Oracle applications software. Headquartered in Dallas, Texas, The Visionary Group has operations in Dallas and Austin, Texas. We paid $910,000 in cash and notes and paid approximately $70,000 of existing debt in exchange for all the outstanding shares of The Visionary Group. The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of The Visionary Group were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition.

Following its acquisition, revenues for The Visionary Group fell below acceptable levels. We believe the decline resulted from an overall decline in the market and the delay or elimination of several significant projects resulting from general economic conditions. Despite aggressive steps to rebuild the business including installing new management and producing new product offerings, we were not successful and the company ceased operations in December 2002. Of the approximate $906,000 of goodwill recorded in the acquisition of The Visionary Group, $600,000 was written off in September 2002, and the balance was written off in December 2002.

Acquisition of Universal Data Technology, Inc.

On May 31, 2002, our newly created and wholly owned subsidiary, UDT Consulting, Inc., acquired the assets of Universal Data Technology, Inc., an IT Professional Services practice headquartered in Dallas, Texas with additional operations in Arkansas and Florida. Our total purchase price for substantially all of Universal Data Technology’s assets will be the sum of $1,127,750 (“Minimum Purchase Price”) and the product of multiplying two times UDT Consulting’s adjusted earnings before interest, taxes depreciation and amortization, as defined in the acquisition agreement, for the twelve months immediately following the closing date of the acquisition (the “Measurement Period”). The calculation of the purchase price is subject to certain deductions and offset provisions. An initial payment of $227,750 and the forgiveness of a $150,000 promissory note from Universal Data Technology to Axtive were applied toward the purchase price as of the date of the closing. The remainder of the purchase price will be paid monthly pursuant to a pay-out schedule, with any remaining payments to be delivered after the end of the Measurement Period. Amounts due attributable to the Minimum Purchase Price are included in Short-term note payable. Payments on the pay-out schedule through December 31, 2002, as applied to the minimum purchase price, have totaled $48,000.

The acquisition was accounted for using the purchase method of accounting. The assets acquired from Universal Data Technology were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible net assets acquired in the acquisition totaled approximately $1.05 million and was allocated to goodwill .

Acquisition of Virtually There, Inc.

In May 2002, we acquired Virtually There, Inc., an ASP and website hosting company located in Fort Worth, Texas. In exchange for the outstanding shares of Virtually There, Inc., we issued $120,000 in notes, issued 1,153,846 shares of our restricted Common Stock valued at $455,000 to the shareholders of Virtually There, and assumed approximately $185,000 of Virtually There’s existing liabilities as of the date of closing.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Virtually There were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the identifiable assets acquired in the above transactions combined totaled approximately $719,000 and was allocated to goodwill. The value allocated to goodwill exceeded the stated purchase price due to the assumption of liabilities at acquisition.

Allocation of Purchase Price

Following is a summary of the amounts assigned to the assets and liabilities of the acquired businesses:

Net Assets Acquired
Cash	$140,116
Accounts receivable	202,707
Property and equipment	240,907
Goodwill and intangibles	3,403,615
Other assets	94,439

Total assets acquired	$4,081,784

Accounts payable and accrued expenses	469,749
Other liabilities	85,839

Total liabilities assumed	555,588

Net assets acquired	$3,526,196

Approximately $1.05 million of goodwill is deductible for tax purposes.

Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions had occurred at the beginning of 2001 and 2002, respectively.

	For the Year Ended December 31,
	2001	2002
Sales	$10,360,132	$4,604,695

Net loss attributed to common stockholders	$(10,164,313)	$(3,191,242)

Net loss per share attributed to common stockholders, basic and diluted	$(0.57)	$(0.17)

Weighted average shares outstanding, basic and diluted	17,933,162	18,689,932

6. PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consist of the following:

	As of December 31,		Lives (Years)
	2001	2002
Machinery and computer equipment	$—	$264,982	5
Computer software	—	77,559	3-5
Office furniture and equipment	45,061	52,102	5

	45,061	394,643
Less: accumulated depreciation	(9,676)	(93,255)

Property and equipment, net	$35,385	$301,388

7. RELATED PARTY TRANSACTIONS

Investment in PurchasePooling Solutions, Inc.

Beginning in September 2000, we made a series of investments in PurchasePooling Solutions, Inc., a start up web-based demand aggregator working toward enabling government and educational entities to save significantly on large-ticket capital items by combining their purchasing power nationwide and globally. Based on a valuation obtained on PurchasePooling in July 2001, we determined that the investment was impaired. Accordingly, we recorded an impairment charge of $2,495,954.

In October 2001, we participated in the amount of $400,000 in a syndicated loan to PurchasePooling in the amount of $1,600,000. The loan, structured as a Convertible Note with Warrants, bore interest at 15% per annum, and if not converted earlier, would mature in October 2003. Because PurchasePooling was in its development stage and was not generating any cash flows, we had no expectation for repayment of the loan. As such, we considered the investment to be an equity investment and we carried the loan as a part of our investment in PurchasePooling. We did not accrue interest on the note.

Based upon the ongoing evaluation of our investment in PurchasePooling, we determined in April 2002, that our investment was not recoverable. As a result, we wrote off the remaining $2,680,000 of our investment in PurchasePooling as of December 31, 2001. The write off for the year 2001 was $5,175,954 and such amount is included in “Impairment of assets” in the Consolidated Statement of Operations.

Subsequent Event

In February 2003, the lenders to PurchasePooling (including Axtive) declared the loan to PurchasePooling in default and foreclosed upon the assets of the company. The previous lenders formed a new entity, Demand Aggregation Solutions, LLC (“DAS”), to hold the assets, and Axtive, under a management agreement, has agreed to manage the affairs of DAS in exchange for a management fee of $25,000 per month beginning in May 2003. Stemming from Axtive’s participation in the loan, the Company has a 25% membership interest in DAS that is subject to forfeiture if Axtive breaches its obligations under the management agreement. Additionally, the management agreement with DAS obligates Axtive to fund DAS’s working capital needs at a rate not exceeding, on average, $50,000 per month up to a maximum of $1.2 million over the three year life of the agreement.

In connection with the formation of DAS and Axtive’s agreement to manage its affairs, DAS participated in the 2003 Series A Preferred Financing (see Note 17 “Subsequent Events”) investing $1.2 million of the $2.3 million raised.

Acquisition of “Axtive” Name

In June 2002, the Company acquired the name “Axtive” and its related logo and trademark and certain tangible assets including furniture and fixtures, signage and office supplies from Axtive Software Corporation, as represented by it sole shareholder, G.C. “Scooter” Beachum III, our Executive Vice President and General Manager. The assets were acquired in exchange for an initial grant of 400,000 restricted shares of Axtive’s common stock, which was valued at approximately $168,000 at the time of acquisition. This amount was allocated between relative fair values of the intangible ($153,000) and tangible assets ($15,000) purchased by us.

Subsequent Event

On July 1, 2003, we issued 297,674 restricted shares of our common stock to TSTC International Holding Company, formerly known as Axtive Software Corporation. These shares constituted an additional payment due to TSTC in connection with our June 2002 purchase of certain intangible assets, including the name “Axtive,” and certain tangible assets. We were obligated to issue the additional restricted shares, not in excess of 297,674 shares, if the market price of our common stock had not been at or above $0.75 within the one-year period after our purchase. G.C. “Scooter” Beachum, our Executive Vice President and General Manager, is the sole shareholder and director of TSTC. The issuance of the restricted shares of common stock did not involve a public offering.

8. NOTE RECEIVABLE

On September 22, 2000, we made an unsecured loan of $1.4 million to Hencie, Inc., a Texas-based IT Services business. The loan was guaranteed by a related company, Hencie Consulting Services, Inc. (collectively “Hencie”) and personally guaranteed by Hencie’s CEO.

The loan to Hencie matured November 22, 2001, and went into default. Due to the uncertainty surrounding collection of the note, no interest was accrued in 2001 or 2002 and, during the fourth quarter of 2001, the note was fully reserved to reflect our estimate of its net realizable value.

On May 22, 2002, we entered into a Settlement Agreement and Release with Hencie and the guarantors whereby we received an agreed judgment in the amount of $1.65 million, subject to reduction, and would receive monthly payments of principal and interest through April 2004 totaling approximately $1.3 million. The amounts due under the Settlement Agreement and Release were guaranteed by Hencie’s CEO and secured by shares of Alternate Marketing Networks, Inc. (NASDAQ Small Cap: ALTM), the parent company of Hencie. Because of uncertainties regarding collection of amounts due under the agreement and the lack of liquidity in the collateral, the Company did not record a gain on settlement. Payments received were recorded as a recovery of the bad debts previously written off.

On September 20, 2002, all rights and amounts due to Axtive under the settlement with Hencie were sold without recourse to an unrelated third-party in exchange for $802,500. Prior to its sale, the company had received payments totaling $235,000. Such payments, together with the sale proceeds, totaled $1,037,500 and were recorded as a recovery of bad debts.

9. ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	As of December 31,
	2001	2002
Professional fees	$58,000	$59,632
Interest	115,805	—
Salaries and bonuses	65,684	223,806
Other	—	38,942

	$239,489	$322,380

10. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows:

	As of December 31,
	2001	2002
Current portion of capital lease obligations	$—	$41,522
Judgements	—	377,969
Amounts due on receivables sold		151,089
Customer deposits	—	39,941
Deferred revenue	—	37,707
Other	—	18,105

	$—	$666,333

11. FINANCING TRANSACTIONS

2000 Infinity Loans

During 2000, Infinity, a related party, made certain loans to us for working capital purposes. These loans totaled approximately $219,000 and bear interest at a rate equal to 8.5% per annum. As part of the reorganization of Axtive effective September 1, 2000, Infinity became entitled to the repayment of these loans. The loan agreement was renegotiated in April 2001 and again in January 2002 to extend the due date to March 31, 2002. As of December 31, 2001, there was $219,000 in principal outstanding. Upon maturity, as of April 1, 2002, Infinity elected to convert the outstanding principal and interest totaling $258,464 into $0.01 par value Common Stock at $0.65 per share resulting in 397,637 shares issued by us.

Catalyst Loan

On December 13, 2000, we entered into a loan agreement with Catalyst Master Fund, L.P. (“Catalyst”), a related party, to borrow $620,000 (the “Catalyst Loan”). The Catalyst Loan was originally due on June 30, 2001, and bears interest at a rate equal to eight percent (8%) per annum. We used the proceeds of the Catalyst Loan to purchase 2,214,285 shares of Series C Convertible Preferred Stock of PurchasePooling. Catalyst Master Fund L.P. is a stockholder of ours and certain of our directors are officers of an entity that manages Catalyst.

The Catalyst Loan was convertible, at the option of Catalyst, into Axtive Common Stock at a conversion price of $1.50 per share and was secured by a pledge of substantially all of our assets. Effective April 16, 2001, we entered into an amended loan agreement with Catalyst that increased the borrowings available under the original loan agreement from $620,000 to a total of $2,120,000. Under the amended loan agreement, we could draw down amounts under the loan agreement as we had a need for funds, subject to Axtive being in compliance with the covenants contained in that loan agreement. The amended loan agreement bears interest at eight percent (8%) per annum and was due March 31, 2002. The additional amount available under the amended loan agreement was also convertible into Axtive Common Stock at a conversion price of $1.50 per share and was secured by a pledge of substantially all of our assets. On December 31, 2001 the principal balance outstanding on the Catalyst Loan was $1,420,000.

On December 28, 2001, Catalyst assigned the Catalyst Loan, and its rights thereunder, to Sandera Partners, L. P. (“Sandera”) as part of a redemption of Sandera’s limited partnership interest in Catalyst. Certain of our directors are officers of an entity that manages Sandera.

On April 1, 2002, Sandera converted all principal and interest due under the note (a total of $1,530,124) and contributed an additional amount of approximately $470,000 in cash in exchange for 2,000 shares of Series A Preferred Stock (see “2002 Series A Convertible Preferred Stock” below).

Infinity Option

On May 31, 2001, we sold an option to Infinity Investors Limited in return for Infinity’s payment of $1.0 million payable in five equal payments of $200,000 commencing on May 31, 2001 (“Infinity Option”). Pursuant to the Infinity Option, Infinity could elect on May 31, 2002, to exercise its option by assigning to Axtive its interest in a note receivable of $10.0 million in exchange for 3,333,333 shares of Axtive Common Stock. We received $600,000 during 2001 and $200,000 in 2002, which were recorded as paid in capital.

In March 2002, Infinity and Axtive mutually agreed to terminate the option.

2002 Series A Convertible Preferred Stock

On April 1, 2002, we issued 4,200 shares of Series A Convertible Preferred Stock (“Series A Preferred”) at $1,000 per share providing proceeds to us of $2,631,382 calculated as $4,200,000, less $1,530,124 of the pre-existing Sandera debt converted to Series A Preferred and $38,494 of issuance costs. The Series A Preferred shares carry an 8% cumulative dividend and are convertible, at the option of the holder, into shares of Common Stock any time after one year at an initial conversion price of $0.75 per share. As discussed below, the purchasers also received warrants to purchase Common Stock. The preferred shares have voting rights pari pasu with the Common Stock and as a separate class on certain matters. The shares also have an antidilution provision whereby the price and number of shares issuable upon conversion adjusts for stock splits, stock dividends and future share issuances below the conversion price of the Series A Preferred. The Series A Preferred have demand registration rights after one year following closing of the financing transaction and the right to elect one member to our Board of Directors. The issuance of warrants resulted in a beneficial conversion feature of the Series A Preferred valued at $370,000. Such amount was reflected as a discount to the Series A Convertible Preferred Stock in the Consolidated Balance Sheet and is being amortized to the date the shares first become convertible, April 1, 2003.

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

We paid no commissions in connection with issuance of Series A Preferred but did incur approximately $38,000 in other issuance costs. Such amount is reflected as a reduction to additional paid in capital in the Consolidated Balance Sheet. Proceeds from the offering were used to acquire Media Resolutions, Inc., The Visionary Group, Inc., Virtually There, Inc. and the assets of Universal Data Technology, Inc. and for general corporate purposes.

In July and August 2002, the Company raised additional funds under the Series A Preferred offering by issuing 240 shares of Series A Preferred at $1,000 per share providing proceeds to us of $240,000. The terms for the issuance of the Series A Preferred were identical to those investors who had invested in April 2002. In particular, we issued additional warrants exercisable for a total of 64,000 shares of Common Stock in the offering. The proceeds from the offering were used for general corporate purposes. The Company paid no issuance costs in connection with these subsequent issuances, and using the same methodology described above, valued the warrants and the conversion feature at $10,000 each. Such amounts were accounted for as described above.

As of December 31, 2002, there had been no dividends declared on the Series A Preferred stock. Undeclared but cumulative dividends on the preferred shares as of that date totaled approximately $261,000.

Receivables Factoring

One of the Company’s subsidiaries, UDT Consulting, Inc., has engaged with a third-party to factor certain of its receivables. The receivables are purchased by the factor with recourse to UDT Consulting, and amounts due under the Factoring and Security Agreement are secured by a pledge of receivables and other assets of UDT Consulting, and are guaranteed by Axtive. Under the agreement, UDT Consulting receives approximately 80% of the face amount of the receivable, pays interest at a rate of prime plus 2% and is subject to additional fees in certain circumstances. At December 31, 2002, UDT Consulting had approximately $151,000 of receivables sold under the agreement. The related liability to the factor is included in Other Current Liabilities in the Consolidated Balance Sheet.

12. COMMON STOCK

In April 2002, we issued 397,637 shares of our $0.01 par value Common Stock (“Common Stock”) in connection with the conversion of the 2000 Infinity Loans (see Note 11 “Financing Transactions” above).

In April 2002, we issued 500,000 shares of our Common Stock in connection with the acquisition of Media Resolutions, Incorporated. The shares were valued at $313,000.

In May 2002, we issued 1,153,846 shares of our Common Stock in connection with the acquisition of Virtually There, Inc. The shares were valued at $455,000.

In June 2002, we issued 400,000 shares of our Common Stock in connection with the acquisition of the name “Axtive” and the related trademark and logo and certain furniture and fixtures. The shares were valued at $168,000.

In August 2002, we issued 100,000 shares of our Common Stock in exchange for advisory services related to mergers and acquisitions and financing. The shares were valued at $32,000.

13. INCOME TAXES

Temporary differences between the financial reporting and tax basis of assets and liabilities that give rise to deferred income tax assets and liabilities are as follows:

	As of December 31,
	2001	2002
Deferred tax assets (liabilities)
Net operating loss carryforwards	$8,656,667	$8,835,171
Property and equipment	304,373	300,262
Accounts receivable	107,489	133,115
Asset impairment	2,171,669	2,171,669
Other	(3,784)	75,788

Net deferred tax assets	11,236,414	11,516,005
Valuation allowance	(11,236,414)	(11,516,005)

	$—	$—

Income tax expense differs from the statutory rate as follows:

	As of December 31,
	2001	2002
Income tax benefit at statutory rate	$3,152,000	$741,000
Goodwill impairment	—	(308,000)
Change in valuation allowance, including companies acquired in 2002	(3,151,000)	(374,000)
Other	(1,000)	(59,000)

	$—	$—

At December 31, 2002, we had net operating loss carryforwards (NOL’s) of approximately $26.0 million, which will expire in 2012 through 2022. However, because of changes in ownership of our common stock, use of these NOL’s is limited to approximately $115,000 per year.

14. STOCK OPTION PLANS

In April 1996, we adopted the 1996 Stock Option Plan (the “1996 Plan”), which was amended most recently in August 2000. The 1996 Plan provides for the granting to directors, officers, key employees and consultants of up to 500,000 shares of common stock in a year. Grants of options may be incentive stock options or non-qualified stock options and will be at such exercise prices, in such amounts, and upon such terms and conditions, as determined by the board of directors or the compensation committee of the board of directors. The term of any option may not exceed ten years. In August 2000, the 1996 Plan was amended to increase the number of shares reserved for issuance to 1,000,000 shares of our outstanding common stock.

During 2000 and 2001, stock option grants were made by the board of directors that would cause the number of options issued under the 1996 Plan to exceed the number authorized under the plan. As described below, such grants were transferred to the 2002 Stock Incentive Plan and were approved by the stockholders. As of December 31, 2002, there were options outstanding for 850,000 shares of common stock under the 1996 Plan and none available for future grants under the 2002 Stock Incentive Plan

In June 2002, the Company adopted the 2002 Stock Incentive Plan (the “2002 Plan”), which provides for the issuance of non-qualified stock options and incentive stock options as well as restricted stock awards, unrestricted stock awards, performance stock awards, dividend equivalent rights, stock appreciate rights (in connection with options) and long-term performance awards to eligible employees, officers, independent consultants and directors of the Company and its subsidiaries. Under the terms of the 2002 Plan, options to purchase common stock are generally granted at not less than fair market value, become exercisable as established by the administering committee of the board of directors and generally expire ten years from the date of grant. If any shares reserved for an award are forfeited, repurchased or any such award otherwise terminates without a payment being made to the participant in the form of stock, the shares underlying such award will also become available for future awards under the 2002 Plan.

In September 2002, a majority of our shares entitled to vote approved the adoption of the 2002 Plan by written consent. The stockholder approval of the adoption of the 2002 Plan was effective 20 days after the mailing of the Information Statement to our stockholders. For administrative convenience and to provide that all options outstanding for current employees are under a single plan, 2,910,000 options previously granted pursuant to the 1996 Stock Option Plan, but in excess of the number of shares authorized under the plan (the “Transferred Options”) were transferred to the 2002 Plan.

As of December 31, 2002, there were options for 3,575,886 shares of our common stock outstanding under the 2002 Plan (which includes the Transferred Options), of which 1,108,011 were vested. To date, the Company has not issued any restricted or unrestricted stock awards, stock appreciation rights, dividend equivalents rights or long-term performance awards under the 2002 Plan.

Stand-Alone Stock Option Agreements

During 2002 we issued 2,150,000 stock options in conjunction with employment agreements to the key management of the acquired companies under stand-alone stock option agreements. As of December 31, 2002, 2,400,000 remained outstanding. The exercise prices on these options ranged from $0.42 to $0.77 per share with a weighted average price of $0.69 per share. Vesting periods ranged from immediately upon grant to three years with a weighted average vesting period of nine months. All stand-alone options granted in 2002 were not intended to be incentive stock options under the Internal Revenue Code of 1986, as amended. The Company recorded no expense related to the grant of options pursuant to stand-alone agreements.

Stock option activity during the periods is indicated as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2001	1,530,603	$2.32
Granted	3,420,000	1.50
Exercised	—
Forfeited	(1,090,603)	2.20

Balance at December 31, 2001	3,860,000	1.69
Granted	3,486,900	0.94
Exercised	—
Forfeited	(521,014)	0.93

Balance at December 31, 2002	6,825,886	$1.37

At December 31, 2001 and 2002, there were 1,056,800 and 3,314,677 options exercisable, respectively. At December 31, 2002, the weighted-average exercise price and weighted-average remaining contractual life of outstanding options was as follows:

	Outstanding		Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (years)	Number of Options
$ 0.42	453,500	7.87	140,000
$ 0.75	1,000,000	9.35	500,000
$ 0.77	500,000	9.20	500,000
$ 1.50	4,022,386	6.63	1,608,011
$ 2.31	850,000	7.56	566,666

	6,825,886	7.52	3,314,677

As of December 31, 2002, we had 2,038,331 warrants outstanding at an average exercise price of $1.82.

In determining the fair value of options granted for purposes of the SFAS No. 123 pro forma disclosures in Note 3, the Company used the Black-Scholes option pricing model with the weighted-average assumptions: risk-free interest rates of 5.0% in 2002 and 6.0% in 2001; dividend yield of zero; volatility of 706.1% in 2002 and 110.0% in 2001; and expected option lives of three years in 2002 and 2001.

The weighted average fair value of options granted during 2001 and 2002 was $0.79 and $0.52 respectively.

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and office equipment under operating leases expiring through 2006. Expense recorded for these leases for the years ended December 31, 2002 and 2001 was approximately $96,000 and $0, respectively. Minimum rental commitments under noncancellable operating leases are as follows:

2003	$202,920
2004	$116,346
2005	$66,657
2006	$50,328
2007	$—
Thereafter	$—

Legal Proceedings

Proceedings with Debtors

On September 22, 2000, we made an unsecured loan of $1.4 million to Hencie, Inc., a Texas-based IT Services business. The loan was guaranteed by a related company, Hencie Consulting Services, Inc. (collectively “Hencie”) and personally guaranteed by Hencie’s CEO.

The loan to Hencie matured November 22, 2001, and went into default. Due to the uncertainty surrounding collection of the note, no interest was accrued in 2001 or 2002 and, during the fourth quarter of 2001, the note was fully reserved to reflect our estimate of its net realizable value.

On May 22, 2002, we entered into a Settlement Agreement and Release with Hencie and the guarantors whereby we received an agreed judgment in the amount of $1.65 million, subject to reduction, and would receive monthly payments of principal and interest through April 2004 totaling approximately $1.3 million. The amounts due under the Settlement Agreement and Release were guaranteed by Hencie’s CEO and secured by shares of Alternate Marketing Networks, Inc. (NASDAQ Small Cap: ALTM), the parent company of Hencie. Because of uncertainties regarding collection of amounts due under the agreement and the lack of liquidity in the collateral, the

Company did not record a gain on settlement. Payments received were recorded as a recovery of the bad debts previously written off.

On September 20, 2002, all rights and amounts due to Axtive under the settlement with Hencie were sold without recourse to an unrelated third-party in exchange for $802,500. Prior to its sale, the company had received payments totaling $235,000. Such payments, together with the sale proceeds, totaled $1,037,500 and were recorded as a recovery of bad debts.

Proceedings Against The Visionary Group

In June 2002, we were notified that The Visionary Group and Axtive had been sued in the District Court of Dallas County, Texas for non-payment of approximately $110,000 due to former sub-contractors of The Visionary Group. In order to limit our costs to defend the matter, Axtive agreed to a partial summary judgment pursuant to which Axtive admitted the liability of The Visionary Group, but retained our defenses on the issue of third-party beneficiary against Axtive. Trial has been set for August 2003.

The Visionary Group ceased operations in December 2002. The company has no employees and no assets and identified liabilities of approximately $190,000 including the $110,000 discussed here. Accordingly, we do not expect that an adverse judgment against The Visionary Group in this lawsuit would have a material impact on Axtive.

With respect to any exposure directly against Axtive Corporation, we believe we have meritorious defenses, but an adverse judgment against Axtive could have a material negative impact on our business.

In April 2003, a judgment was entered against The Visionary Group in the amount of approximately $3,000 for failure to pay the business related expenses of a former employee. The judgment remains outstanding.

Other Legal Proceedings

The Company is involved in other legal proceedings arising in the ordinary course of business and has three judgments totaling approximately $75,000 pending against it. We are in negotiations to reduce amounts payable under the judgments. We do not expect the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows of the Company as a whole. However, depending on the amount and timing, an unfavorable outcome of any such matters could possibly materially affect our future results of operations or cash flow in any particular period.

Employment Agreements

Graham C. Beachum II

In January 2001, we entered into an employment agreement with Mr. Graham C. Beachum II to serve as our President and Chief Executive Officer. Mr. Beachum has assembled other personnel to develop and expand our business plan. The employment agreement expires on January 2, 2005, unless terminated earlier. Under the employment agreement, Mr. Beachum is entitled to receive an annual base salary of $100,000 that shall be increased to $240,000 upon the successful conclusion of an equity offering by Axtive of at least $10 million. The annual base salary shall be increased by 5% each fiscal year. In addition, Mr. Beachum was granted options to purchase 1,500,000 shares of Axtive’s Common Stock at an exercise price of $1.50 per share, of which 25% vested upon the grant date and the remainder vesting at the rate of 18.75% on January 2 of each successive year. Pursuant to the employment agreement, Mr. Beachum will also be eligible to receive a bonus based on our performance, as determined by the Board of Directors or its Compensation Committee. In the event that Mr. Beachum is terminated without cause, including a change of control (as defined in the employment agreement), he will be entitled to receive as severance the amount of his base salary for (i) the remainder of his term of employment, or (ii) six months, whichever period is shorter. The employment agreement also contains customary nondisclosure and non-competition covenants, as well as an assignment of inventions. We were not required to record any compensation expense in 2001 as a result of the grant of these options.

G. C. “Scooter” Beachum III

In January 2001, we entered into an employment agreement with Mr. G. C. “Scooter” Beachum III to serve as our Vice President and General Manager. The employment agreement expires on January 2, 2005, unless terminated earlier. Under the employment agreement, Scooter Beachum is entitled to receive an annual base salary of $95,000 that shall be increased to $165,000 upon the successful conclusion of an equity offering by Axtive of at least $10 million. The annual base salary shall be increased by 5% each fiscal year. Mr. Beachum is currently paid $150,000 annually. In addition, Scooter Beachum was granted options to purchase 750,000 shares of Axtive’s Common Stock at an exercise price of $1.50 per share, of which 25% vested upon the grant date and the remainder vesting at the rate of 18.75% on January 2 of each successive year. Pursuant to the employment agreement, Scooter Beachum will also be eligible to receive a bonus based on our performance, as determined by the Board of Directors or its Compensation Committee. In the event that Scooter Beachum is terminated without cause, including a change of control (as defined in the employment agreement), he will be entitled to receive as severance the amount of his base salary for (i) the remainder of his term of employment, or (ii) six months, whichever period is shorter. The employment agreement also contains customary nondisclosure and non-competition covenants, as well as an assignment of inventions. We were not required to record any compensation expense in 2001 as a result of the grant of these options. Scooter Beachum is the son of our Chief Executive Officer, Graham C. Beachum II.

16. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisitions

In April 2002, we exchanged 500,000 restricted shares of our common stock valued at $313,000 in partial exchange for all the outstanding shares of Media Resolutions. In May 2002, we exchanged 1,153,846 restricted shares of our common stock valued at $455,000 in partial exchange for all the outstanding shares of Virtually There. Liabilities related to companies acquired in 2002, including notes issued by us, were approximately $1.7 million. See Note 5, “Business Combinations.”

Acquisition of “Axtive” Name

In June 2002, we issued 400,000 restricted shares of Axtive’s common stock valued at approximately $168,000 for the name “Axtive” and its related logo and trademark and certain tangible assets. See Note 7, “Related Party Transactions.”

Capital Leases

During 2002, we acquired $25,498 of property and equipment through capital leases

Conversion of 2000 Infinity Loans

Upon maturity, as of April 1, 2002, Infinity elected to convert the outstanding principal and interest totaling $258,464 into $.01 par value Common Stock at $.65 per share resulting in 397,637 shares issued by us. We claimed an exemption for this issuance under section 4(2) of the Securities Act of 1933.

Conversion of Catalyst Loan

On December 28, 2001, Catalyst Master Fund, L. P. assigned the Catalyst Loan, and its rights thereunder, to Sandera Partners, L. P. (“Sandera”) as part of a redemption of Sandera’s limited partnership interest in Catalyst.

As part of the April 2002 Series A Convertible Preferred Stock (see Note 11 “Financing Transactions” above), Sandera converted all outstanding principal and interest due on the loan (total of $1,530,124) and contributed an additional amount of approximately $470,000 in cash in exchange for 2,000 shares of Series A Convertible Preferred Stock.

17. SUBSEQUENT EVENTS (unaudited)

Acquisition of ThinkSpark Corporation

In May 2003, we acquired ThinkSpark Corporation and its subsidiaries (“ThinkSpark”), a professional services firm providing IT Professional Services related to Oracle database software. ThinkSpark is headquartered in Dallas, Texas with additional offices in Austin, San Antonio, Oklahoma City, Houston Texas and Las Vegas, Nevada.

In exchange for all the outstanding shares of ThinkSpark, we paid approximately $107,000 in cash and notes, ThinkSpark shareholders satisfied approximately $121,000 in debt due to ThinkSpark, and Axtive assumed $5.0 million of long-term debt from ThinkSpark’s secured creditor, Merrill Lynch Business Financial Services, Inc. The debt assumed is secured by $1.0 million of accounts receivable of ThinkSpark and is guaranteed by the remaining subsidiaries of Axtive. We also issued Merrill Lynch warrants to acquire 5,000,000 shares of Axtive’s common stock in exchange for Merrill Lynch’s assignment to Axtive of an additional $1.9 million of debt due from ThinkSpark. The warrants have an exercise price of $0.01 per share and can be exercised anytime prior to the 10th anniversary of their issuance in May 2013. As a result of the warrants, Merrill Lynch could acquire a significant equity interest in Axtive.

The acquisition will be accounted for using the purchase method of accounting. As such, the assets and liabilities of ThinkSpark will be recorded at their estimated fair value and the results of operations will be included in our consolidated results of operations from the date of acquisition. We have not completed the allocation of purchase price to assets acquired. We expect a significant amount of goodwill to result from the acquisition.

2003 Series A Preferred Financing

On May 23, 2003, we issued $2.3 million worth of additional Series A Preferred shares to new and previous investors in exchange for cash. The additional shares were issued on similar terms and conditions as the 2002 issuances except the initial conversion price is $0.10 per share. We issued warrants to acquire 4.8 million shares of Common Stock at $0.20 per share in connection with the transaction. Demand Aggregation Solutions, LLC (“DAS”) purchased $1.2 million of the Series A Preferred Stock. See Note 1 regarding our obligation to provide up to $1.2 million in funding to DAS.

The 2002 issuances of Series A Preferred provided that subsequent issuances of such securities on terms more favorable than those provided to the original investors in the Series A Preferred would automatically adjust the terms and conditions on the outstanding Series A Preferred to the more favorable terms and conditions (“Superior Rights”). As a result, the initial conversion price on all Series A Preferred outstanding prior to the 2003 issuance was reduced from $0.75 to $0.10 per share and the exercise price of the warrants was reduced from $1.15 per share to $0.20 per share. We issued warrants to acquire 4,670,000 shares of Common Stock in connection with the new financing.

Acquisition of Universal Data Technology, Inc. Update

In July 2003, Axtive, UDT, and Universal Data Technology entered into a settlement agreement to resolve all outstanding obligations of the parties arising from the acquisition. We paid Universal Data Technology $310,000 in full and final payment of the purchase price for the acquisition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

Name	Age	Position

Directors

Graham C. Beachum II	55	Chairman of the Board, President and Chief Executive Officer (1)

Ron Beneke	59	Director (1)(2)

Paul L. Morris	61	Director (1)

Brad A. Thompson	38	Director (1)(2)

Alan W. Tompkins	42	Director (1)(2)

Executive Officers

David N. Pilotte	45	Executive Vice President, Chief Financial Officer and Secretary

G.C. “Scooter” Beachum III	33	Executive Vice President and General Manager

Stanley D. Strifler	44	President, ThinkSpark Corporation

Key Employees

Kerry S. Osborne	43	Chief Technology Officer, ThinkSpark Corporation

(1)	Member of the interim audit committee
(2)	Member of the compensation committee

Set forth below is a description of the backgrounds of each of our directors, executive officers and key employees.

Graham C. Beachum II has been a director and the Chairman of the Board, President and Chief Executive Officer of Axtive since January 2001. From January 2000 to December 2000, Mr. Beachum was a private investor. From September 1996 to January 2000, Mr. Beachum was the Chairman and Chief Executive Officer of Axtive Software Corporation, a maker of customer relationship management software that was sold to Remedy Corporation in 2000. Mr. Beachum is the father of G.C. “Scooter” Beachum III, our Executive Vice President and General Manager.

Ron Beneke became a director of Axtive in May 2003 in connection with our additional sale of shares of Series A Preferred Stock. Since he founded the company in April 1992 Mr. Beneke has served as President of Beneke Companies, Inc., of Dallas, which is the general partner of Beneke/Krieg Company, a national real estate partnership whose primary business is the acquisition of apartment projects financed with tax-exempt housing bonds. Mr. Beneke’s 27 years of experience in the real estate industry include ten years in legal practice. He spent six years as managing partner of a forty-lawyer firm of which he was a founding member. Mr. Beneke is a member of the Management Committee of Demand Aggregation Solutions, LLC and a member of the Board of Directors of NetLink Transaction Services, LLC.

Paul L. Morris became a director of Axtive in May 2003 in connection with our additional sale of shares of Series A Preferred Stock. Mr. Morris has been President and CEO of Wagner & Brown, Ltd., a large, closely-held independent oil and gas company headquartered in Midland, Texas since 1994. Prior to joining Wagner & Brown, Mr. Morris served as President of Banner Energy and in management positions with Columbia Gas System. Mr.

Morris currently holds Board positions with the Rawls College of Business at Texas Tech University, Memorial Hospital and Medical Center (Midland) and the Petroleum Museum of Midland, where he is President. He is a past President of the Permian Basin Petroleum Association and has served on the Boards of the Midland Chamber of Commerce and United Way. Mr. Morris is the father-in-law of G.C. “Scooter” Beachum III, our Executive Vice President and General Manager.

Brad A. Thompson became a director of Axtive in May 2003 in connection with our additional sale of shares of Series A Preferred Stock. Mr. Thompson, of St. Croix, U.S. Virgin Islands, has been the Chief Investment Officer and Chief Financial Analyst of Global Capital Advisors, LLC, a fund management firm that is the exclusive advisor to a Bermuda exempt investment fund and a licensed small business investment company, since 1998. Mr. Thompson is the former President of Time Plus of Athens, Georgia, a payroll and accounting firm, and he was also previously the Chief Financial Officer of AAPG, Inc., a specialty retail sporting goods firm. Mr. Thompson began his career with SunTrust, and has also held financial consulting and financial analyst positions with Merrill Lynch and SAFECO Insurance Company of America.

Alan W. Tompkins became a director of Axtive in May 2003 in connection with our additional sale of shares of Series A Preferred Stock. Mr. Tompkins has been Vice President and General Counsel of Unity Hunt, Inc. in Dallas since March 2003. In 2002, Mr. Tompkins practiced law for the firm of Hance Scarborough Wright Ginsberg & Brusilow LLP. Between 1997 and 2001, Mr. Tompkins served as associate general counsel to Richmont Corporation / Mary Kay Holding Corporation. Mr. Tompkins practiced law in Dallas for more than six years at firms including Weil Gotshal & Manges, with a focus on corporate merger and acquisition transactions, venture capital and private equity investments. Mr. Tompkins has extensive experience in the merchant banking business, where he worked primarily with companies in the manufacturing, distribution, financial and broadcast industries. Mr. Tompkins is a Certified Public Accountant and a former adjunct professor of business law at the Edwin L. Cox School of Business at SMU. He presently serves on the board of directors of the USA Film Festival and on the Judicial Nominating Commission for the City of Dallas.

David N. Pilotte has been Executive Vice President, Chief Financial Officer and Secretary of Axtive since July 2001. From June 1998 until after its sale in November 2000, Mr. Pilotte was Vice President and Corporate Controller of American Pad & Paper Company, a publicly held converter of paper products with revenues approaching $700 million annually. From April 1997 to April 1998 and prior to its sale to National Semiconductor, Mr. Pilotte was Corporate Controller of Cyrix Corporation, a publicly held company designing microprocessors for personal computers. From February 1992 to October 1996, Mr. Pilotte had Treasurer responsibilities for Baldor Electric Company, a publicly held manufacturer of industrial electric motors and drives. Mr. Pilotte has also served as an advisor to small and mid-sized businesses effecting financial and operational restructurings, raising private capital and serving as interim CFO.

G.C. “Scooter” Beachum III served as our Vice President and General Manager from January 2001 to June 2003. In June 2003, he was appointed as Executive Vice President and General Manager and designated an executive officer. Mr. Beachum began his career as the founder of “StreetSmart,” a technology product and pricing report that provided competitive intelligence to Dell Computer Corporation, IBM Corporation, Digital Equipment Corporation and other personal computer companies. In 1993, he sold his first entrepreneurial venture and shortly thereafter founded Axtive Software Corporation, with the development of “ART,” an embedded customer relationship solution that captures customer registration data and initiates ongoing licensing, marketing and service relationships. The “ART” product line was followed by “e.Monogram,” an E-business personalization application suite for business-to-business enterprises. After supporting customer organizations such as IBM and Lotus Development, Axtive Software Corporation’s technology and development operations were acquired by Remedy Corporation in 2000. Mr. Beachum is the son of Graham C. Beachum II and the son-in-law of Paul L. Morris.

Stanley D. Strifler has been the President of ThinkSpark Corporation since October, 2002 and was designated an executive officer of Axtive in June 2003. From 1999 to 2002, Mr. Strifler served as President and CEO of ePartners. Under his leadership, ePartners grew its team from 50 professionals and $17.0 million in revenue to more than 650 professionals with a revenue stream of $110.0 million. During this tenure, ePartners became the leading Microsoft Business Solutions partner in the world. From 1995 to 1999, Mr. Strifler served as Senior Vice President of Technology Solutions Company and was responsible for 550 professionals and $100 million in annual revenue. In 1984, Mr. Strifler founded The Strifler Group, growing it to 50 professionals and $8.0 million in revenue by 1992. Mr. Strifler began his career in 1977 at IBM as a systems engineer and worked for Ernst & Whinney as a senior consultant from 1981 to 1984.

Kerry S. Osborne has been the Chief Technology Officer of ThinkSpark since May 2003 in connection with our acquisition of ThinkSpark. Mr. Osborne was a founder of ThinkSpark in 1987. Prior to starting ThinkSpark, Mr. Osborne worked for Standard Oil of Ohio as a Computer Geologist and Master Hospital Systems as an Oracle database consultant.

ELECTION OF DIRECTORS

Effective with our issuance of Series A Preferred Stock in May 2003, our board of directors was expanded from three to seven members. At the same time, two members of our board, J. Keith Benedict and John A. Wagner, resigned from the board and four new members were appointed to fill the new vacancies. There are currently two vacancies on the board of directors.

Pursuant to the terms and conditions of the Series A Preferred Stock, the holders of Series A Preferred Stock generally have the right to elect two members of our board of directors. The holders of shares of Series A Preferred Stock issued before May 1, 2003, as long as shares with a liquidation preference of at least $2.0 million, remain outstanding, have the right, voting separately as a class, to elect one member of the board of directors. The holders of shares of Series A Preferred Stock issued after May 1, 2003, as long as shares with a liquidation preference of at least $1.0 million remain outstanding, have the right, voting separately as a class.

In May 2003, the principal holders of Series A Preferred Stock, consisting of Sandera Partners, L.P., Global Capital Funding Group, L.P., GCA Strategic Investment Fund Limited and Demand Aggregation Solutions, LLC, entered into a Stockholders and Voting Agreement to exercise their rights to elect a total of two members of the board of directors by voting their shares of Axtive capital stock to elect independent directors to the board. For this purpose, an independent director is an individual who is not (1) an officer or director of the voting stockholder, the Company or any affiliate of either, (2) the holder of more than 10% of the voting power of the voting Stockholder, the Company or any Affiliate of either or (iii) a relative (as defined in the Stockholders and Voting Agreement) of the voting stockholder or any person described in the preceding clauses. These principal holders also agreed to vote their shares of Axtive capital stock to elect the individuals currently serving as directors to our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in 2002.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table provides summary information concerning compensation paid by us to our Chief Executive Officer and our executive officers in 2002, if any, who earned more than $100,000 in salary and bonus for all services rendered in all capacities during the fiscal year ended December 31, 2002. We refer to the executive officers listed below as named executive officers. For a list of our current executive officers, see Item 9, “Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act—Directors, Executive Officers and Key Employees.”

	Year	Annual Compensation	Long-term compensation awards	All other compen- sation
Name and Principal Position(s)		Salary	Securities underlying options (#)
Graham C. Beachum II	2002	$100,000	—	$—
President and Chief Executive Officer	2001	95,833	1,500,000	—
	2000	—	—	—

David N. Pilotte	2002	$119,583	—	$—
Executive Vice President,	2001	38,231	300,000	—
Chief Financial Officer and Secretary	2000	—	—	—

G. C. “Scooter” Beachum, III	2002	$111,042	—	$—
General Manager and Vice President	2001	91,041	750,000	—
	2000	—	—	—

In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers listed in the table above because the aggregate amount of these perquisites and other personal benefits was less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for the named executive officer in 2002.

No restricted stock awards have been made to the named executive officers listed in the table above.

STOCK OPTIONS GRANTED DURING THE YEAR ENDED DECEMBER 31, 2002

There were no stock options granted to the named executive officers or significant employees in 2002.

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

None of the named executive officers exercised any stock options during the year ended December 31, 2002. The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2002, and the values of “in-the-money” options, which values represent the positive spread between the exercise price of any such option and the fiscal year end value of our common stock.

	Number of securities underlying unexercised options at fiscal year-end		Value of the unexercised in-the-money options at fiscal year-end
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
	#	#	$	$
Graham C. Beachum II	656,250	843,750	—	—
David N. Pilotte	103,125	196,875	—	—
Graham C. “Scooter” Beachum III	328,125	421,875	—	—

DIRECTOR COMPENSATION

Currently, our directors who are not our employees receive no compensation for their service as directors.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

Graham C. Beachum II. In January 2001, we entered into an employment agreement with Mr. Beachum to serve as our President and Chief Executive Officer. The agreement expires on January 2, 2005, unless terminated earlier. Under the agreement, Mr. Beachum is entitled to receive an annual base salary of $100,000, which will be increased to $240,000 upon the successful conclusion of an equity offering by Axtive of at least $10 million. The annual base salary will be increased by 5% each fiscal year. In addition, Mr. Beachum was granted options to purchase 1,500,000 shares of Axtive’s common stock at an exercise price of $1.50 per share, of which 25% vested upon the grant date and the remainder vests at the rate of 18.75% on January 2 of each successive year. Pursuant to the agreement, Mr. Beachum will also be eligible to receive a bonus based on our performance, as determined by the board of directors or its compensation committee. In the event that Mr. Beachum is terminated without cause, including a change of control (as defined in the agreement), or terminates his employment for good reason (as defined in the agreement), he will be entitled to receive as severance the amount of his base salary for (1) the remainder of his term of employment or (2) six months, whichever period is shorter. The agreement also contains customary nondisclosure and non-competition covenants, as well as an assignment of inventions. Mr. Beachum is the father of G.C. “Scooter” Beachum III, our Executive Vice President and General Manager.

G.C. “Scooter” Beachum III. In January 2001, we entered into an employment agreement with Mr. Scooter Beachum to serve as our Vice President and General Manager. The agreement expires on January 2, 2005, unless terminated earlier. Under the agreement, Scooter Beachum is entitled to receive an annual base salary of $95,000, which will be increased to $165,000 upon the successful conclusion of an equity offering by Axtive of at least $10 million. The annual base salary shall be increased by 5% each fiscal year. In addition, Scooter Beachum was granted options to purchase 750,000 shares of Axtive’s common stock at an exercise price of $1.50 per share, of which 25% vested upon the grant date and the remainder vests at the rate of 18.75% on January 2 of each successive year. Pursuant to the agreement, Scooter Beachum will also be eligible to receive a bonus based on our performance, as determined by the board of directors or its compensation committee. In the event that Scooter Beachum is terminated without cause, including a change of control (as defined in the agreement), or terminates his employment for good reason (as defined in the agreement), he will be entitled to receive as severance the amount of his base salary for (1) the remainder of his term of employment or (2) six months, whichever period is shorter. The agreement also contains customary nondisclosure and non-competition covenants, as well as an assignment of inventions. Mr. Beachum is the son of Graham C. Beachum II and the son-in-law of Paul L. Morris, one of our directors.

David N. Pilotte. In July 2001, we entered into an employment letter with Mr. Pilotte to serve as our Executive Vice President and Chief Financial Officer. Under the employment letter, Mr. Pilotte is entitled to receive an annual base salary of $105,000, which will be increased to $225,000 upon the successful conclusion of an equity offering by Axtive of at least $10 million. In addition, Mr. Pilotte was granted options to purchase 300,000 shares of Axtive’s common stock at an exercise price of $1.50 per share, of which 25% vested after 30 days of employment and remainder vests at the rate of 9.375% upon the completion of each additional quarter of employment. Mr. Pilotte also agreed to customary nondisclosure and non-competition covenants, as well as an assignment of inventions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of July 10, 2003 (the “Ownership Date”) with respect to the beneficial ownership of our common stock and our Series A Preferred Stock by:

•	each of our directors and named executive officers;

•	all of our executive officers and directors as a group; and

•	each person or group of affiliated persons known to us to own beneficially more than 5% of our common stock or our Series A Convertible Preferred Stock.

Unless otherwise indicated in the footnotes to the table, and subject to community property laws where applicable, the following persons have sole voting and investment control with respect to the shares beneficially owned by them. In accordance with SEC rules, if a person has a right to acquire beneficial ownership of any shares of common stock, on or within 60 days of the Ownership Date, upon (1) conversion of shares of Series A Convertible Preferred Stock, (2) exercise of outstanding options, (3) the exercise of common stock purchase warrants or (4) otherwise, the shares are deemed beneficially owned by that person, are deemed to be outstanding solely for the purpose of determining the percentage of our shares that person beneficially owns and are reflected in the table. These shares are not included in the computations of percentage ownership for any other person.

	Shares of Common Stock Beneficially Owned		Shares of Series A Convertible Preferred Stock Beneficially Owned		Percentage of Voting Power (1)
Person or Group	Number	Percent	Number	Percent
Directors and Named Executive Officers (2):
Graham C. Beachum II (3)	4,967,500	18.5%	—	—	—
Ron Beneke (4)	12,000,000	35.3%	1,200	17.7%	13.4%
Paul Morris (5)	1,058,500	4.6%	100	1.5%	1.2%
Alan W. Tompkins	—	—	—	—	—
Bradley A. Thompson (6)	12,500,000	36.3%	1,250	18.5%	13.9%
G.C. “Scooter” Beachum III (7)	5,666,424	21.0%	300	4.4%	3.6%
David N. Pilotte (8)	1,087,500	4.7%	—	—	—
All executive officers and directors as a group (8 persons) (9)	38,221,424	64.3%	2,850	42.1%	33.1%

Beneficial Owners of 5% or More of Our Outstanding Common Stock or our Series A Convertible Preferred Stock:
Atlas Capital Services LLC (10)	1,250,000	5.7%	—	—	1.4%
Beachum Investments, LLC (11)(12)	3,600,000	14.1%	360	5.3%	4.0%
IPL Management Company (11)(12)(13)	3,600,000	14.1%	360	5.3%	4.0%
W. Robert Dyer, Jr. (11)(12)(13)	3,600,000	14.1%	360	5.3%	4.0%
Demand Aggregation Solutions, LLC (14)	12,000,000	35.3%	1,200	17.7%	13.4%
GCA Strategic Investment Fund Limited (15)	17,107,787	53.5%	1,000	14.8%	19.1%
Global Capital Funding Group, L.P. (16)	12,500,000	36.3%	1,250	18.5%	14.0%
Junerose Management Limited (17)	1,219,149	5.6%	—	—	1.4%
Kerry Osborne (18)	1,500,000	6.4%	150	1.9%	1.7%
Merrill Lynch Business Financial Services, Inc. (19)	5,000,000	18.6%	—	—	—
Sandera Partners, L.P. (20)(21)	26,037,036	57.1%	2,250	33.2%	27.7%
Summit Capital Limited (20)	1,156,679	5.3%	—	—	1.3%

(1)	Holders of common stock are entitled to one vote per share. Holders of Series A Preferred Stock are entitled to vote on an “as converted” basis. Conversion is determined by dividing the liquidation price with respect to the Series A Preferred Stock (which is equal to the issuance price of $1,000 per share plus any accrued, but unpaid dividends) by the conversion price, which is currently $0.10 per share. Assuming no accrued, but unpaid dividends, each share of Series A Preferred Stock is effectively convertible into 10,000 shares of common stock as of the Ownership Date. As of the Ownership Date, there were 21,956,445 shares of common stock and 6,775 shares of Series A Preferred Stock outstanding as of the Ownership Date. Therefore, as of the Ownership Date, for purposes of calculating the percentage of voting power held by any person or entity identified in the table, the total voting power outstanding was equal to 89,706,445, which is the sum of the total voting power attributable to the common stock (21,956,445) and the total voting power attributable to the Series A Preferred Stock (67,750,000). For purposes of calculating the percentage of voting power, any shares deemed beneficially owned by a listed person upon the exercise of options or warrants or based on other rights to acquire shares have been excluded.

(2)	The address of each executive officer and director is c/o Axtive Corporation, 1445 Ross Avenue, Suite 4500, Dallas, Texas 75202.

(3)	Includes options to purchase 4,967,500 shares of common stock that were exercisable on or within 60 days of the Ownership Date.

(4)	Includes shares of Series A Preferred Stock that were convertible into 12,000,000 shares of common stock on or within 60 days of the Ownership Date. The shares of Series A Preferred Stock are directly owned by Demand Aggregation Solutions, LLC, for which Mr. Beneke is a member of the management committee and, therefore, may be deemed to share voting and investment power with respect to the shares of common stock and the shares of Series A Preferred Stock. This filing should not be construed as an admission by Mr. Beneke that he is the beneficial owner of the shares of common stock or the shares of Series A Preferred Stock.

(5)	Includes shares of Series A Preferred Stock that were convertible into 1,000,000 shares of common stock on or within 60 days of the Ownership Date.

(6)	Includes shares of Series A Preferred Stock that were convertible into 12,500,000 shares of common stock on or within 60 days of the Ownership Date. The shares of Series A Preferred Stock are directly owned by Global Capital Funding Group, L.P., of which Mr. Thompson is indirectly a limited partner.

(7)	Includes (a) 697,674 shares of common stock owned by TSTC International Holding Company (“TSTC”) which is wholly owned by Mr. Scooter Beachum, (b) options to purchase 2,468,750 shares of common stock that were exercisable on or within 60 days of the Ownership Date and (c) shares of Series A Preferred Stock that were convertible into 2,500,000 shares of common stock on or within 60 days of the Ownership Date. Of the 300 shares of Series A Preferred Stock reflected in the table, (x) directly owns 125 shares, (y) has an indirect beneficial ownership interest in 125 shares as a result of his membership interest in Beachum Investments, LLC, and (z) is deemed to beneficially own an additional 50 shares, which he has a right to acquire on or within 60 days of the Ownership Date.

(8)	Includes options to purchase 1,087,500 shares of common stock that were exercisable on or within 60 days of the Ownership Date.

(9)	Includes (i) 400,000 indirectly owned, (ii) options to purchase a total of 8,495,625 shares of common stock that were exercisable on or within 60 days of the Ownership Date, (iii) shares of Series A Preferred Stock that were convertible into a total of 29,000,000 shares of common stock on or within 60 days of the Ownership Date, and (iv) 297,674 shares subject to a right to acquire from the Company.

(10)	The address of Atlas Capital Services LLC is 405 Lexington Avenue, 47th Floor, New York, New York 10017.

(11)	The address is 4209 Lakeside Drive, Dallas, Texas 75219.

(12)	Includes shares of Series A Preferred Stock that were convertible into 3,600,000 shares of common stock on or within 60 days of the Ownership Date. The shares of Series A Preferred Stock are directly owned by Beachum Investments, LLC. Information regarding this entity has been obtained from the Schedule 13D filed by Beachum Investments, IPL Management Company, and Robert Dyer, Jr. with the SEC on June 23, 2003.

(13)	Mr. Dyer is the sole director, president and sole shareholder of IPL Management Company. IPL Management Company is the sole manager of Beachum Investments, LLC. Both Mr. Dyer and IPL Management Company may be deemed to have sole voting and investment power with respect to the shares of common stock and the shares of Series A Preferred Stock This filing should not be construed as an admission by Mr. Dyer or IPL Management Company that either is the beneficial owner of the shares of common stock or the shares of Series A Preferred Stock. Information regarding IPL and Mr. Dyer has been obtained from the Schedule 13D filed by Beachum Investments, IPL, and Mr. Dyer with the SEC on June 23, 2003.

(14)	Includes shares of Series A Preferred Stock that were convertible into 12,000,000 shares of common stock on or within 60 days of the Ownership Date. The address of Demand Aggregation Solutions, LLC is 8080 North Central Expressway, Suite 1580, Dallas, Texas 75206-1881.

(15)	Includes shares of Series A Preferred Stock that were convertible into 10,000,000 shares of common stock on or within 60 days of the Ownership Date. Information regarding this entity has been obtained from the Amendment No. 1 to Schedule 13D filed by the entity with the SEC on June 24, 2003. The address of GCA Strategic Investment Fund Limited is c/o Prince Management Ltd. Mechanics Building 12 Church Street Hamilton Bermuda HM 11.

(16)	Includes shares of Series A Preferred Stock that were convertible into 12,500,000 shares of common stock on or within 60 days of the Ownership Date. Information regarding this entity has been obtained from the Schedule 13D filed by the entity with the SEC on July 2, 2003. The address of Global Capital Funding Group, L.P is 106 Colony Park Drive, Suite 900, Cummings, Georgia 30040.

(17)	The address for Junerose Management Limited is 9 Buckingham Place, London SW1E 6HX

(18)	Includes shares of Series A Preferred Stock that were convertible into 1,500,000 shares of common stock on or within 60 days of the Ownership Date. The address of Mr. Osborne is c/o ThinkSpark Corporation, 4835 LBJ Freeway, Dallas, Texas 75244.

(19)	Includes warrants to purchase 5,000,000 shares of common stock that were exercisable on or within 60 days of the Ownership Date. The address of Merrill Lynch Business Financial Services, Inc. is 2 World Financial Center, Floor 5, New York, New York 10281-1008.

(20)	Sandera Partners, L.P. may be deemed to share voting and investment control with respect to 1,156,679 shares of common stock held by Summit Capital Limited; however, Sandera disclaims beneficial ownership of the shares of common stock held by Summit. In addition, certain controlling persons of Sandera—Sandera Capital Management L.P., Sandera Capital, L.L.C., Clark K. Hunt, and Barrett Wissman—may be deemed to share voting and investment control with respect to the shares of common stock and Series A Preferred Stock beneficially owned by Sandera and Summit; however, each of these controlling persons disclaims beneficial ownership of these shares. Information regarding Sandera and Summit has been obtained from the Amendment No. 4 to Schedule 13D, filed by them on July 10, 2003. The address of each of the entities is 1601 Elm Street, Suite 4000, Dallas, Texas 75201.

(21)	Includes shares of Series A Preferred Stock that were convertible into 22,500,000 shares of common stock on or within 60 days of the Ownership Date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FINANCINGS

Infinity Financing and Conversion

In June 1997, we arranged a three-year $7.5 million debt and convertible equity facility (the “Infinity Financing”) with a group of investment funds led by Infinity Investors Limited, a related party, which resulted in net proceeds to us of approximately $7.2 million. Under a Securities Purchase Agreement, as amended, we issued to the investment funds 1,039,388 shares of our common stock, 6,000 shares of Series A-2 Convertible Preferred Stock with a liquidation preference of $1,000 per share and 8.25% Convertible Notes in the original principal amount of $1.5 million.

Under the terms of the investment agreements, the investment funds were granted the right to convert their Series A-2 Convertible Preferred Stock and Convertible Notes into additional shares of our common stock, subject to our right to prepay or redeem any of those convertible instruments at any time. Because our common stock was delisted from the Nasdaq SmallCap Market, an event of default existed under the Infinity Financing. As a result, the investment funds attained the right to convert each share of Series A-2 Convertible Preferred Stock into a number of shares of common stock based on a formula using a percentage of the market price of the common stock. In August 1999, one of the investment funds delivered a notice to us to convert 1,627 of its 4,400 shares of our Series A-2 Convertible Preferred Stock into 2,398,714 shares of our common stock. The conversion was disputed, and litigation ensued in the Delaware Court of Chancery. In January 2000, the court dismissed the action stating that the claim relating to the conversion was moot because parties to the dispute had resigned from their positions with Axtive.

In addition, because of the existence of an event of default under the Infinity Financing, the investment funds also attained the right to convert the Convertible Notes into common stock based on the same formula used to convert the Series A-2 Convertible Preferred Stock into shares of common stock during an event of default. Dividends on the Series A-2 Convertible Preferred Stock began accruing on January 1, 2000, at the rate of 8.25% annually and were payable quarterly in cash or in shares of common stock. We paid no dividends on the Series A-2 Convertible Preferred Stock. The Convertible Notes matured in June 2000 and interest on the notes was due in cash. The Convertible Notes were secured by all of our significant assets.

In June 2000, we recognized Infinity’s conversion of 1,627 shares of its Series A-2 Convertible Preferred Stock into 2,398,714 shares of Axtive’s common stock and issued the shares of common stock to Infinity.

As part of the reorganization of Axtive in September 2000, Infinity, Glacier Capital Limited and Summit Capital Limited, which were the holders of the Convertible Notes and shares of Series A-2 Convertible Preferred Stock issued by Axtive, converted all their remaining convertible securities and accrued interest and dividends based on a formula of one share of common stock for each $1.00 of principal and interest outstanding under the Convertible Notes and for each $1.00 of liquidation amount of the Series A-2 Convertible Preferred Stock and unpaid dividends. The number of shares of common stock issued upon this conversion was 6,689,165. As a result of these actions, as of September 2000, Axtive had no shares of preferred stock outstanding and no outstanding Convertible Notes and was no longer in default under the documents governing the Convertible Notes and the Series A-2 Convertible Preferred Stock. In connection with these actions, we recognized a conversion loss and a provision for preferred stock dividends on the conversion of debt and preferred stock of $4.8 million in 2000.

In December 2001, we learned that $91,000 in preferred dividends and interest were not paid in the September 2000 corporate reorganization. As a result, as of December 31, 2001, we issued 91,095 shares of Axtive common stock to Infinity, Glacier Capital Limited and Summit Capital Limited on the original terms of one share of common stock for each $1.00 of principal and dividends and interest converted in satisfaction of the obligation.

Infinity Option

In May 2001, we sold an option to Infinity in return for Infinity’s payment of $1.0 million payable in five equal payments of $200,000 beginning on May 31, 2001 (“Infinity Option”). Pursuant to the Infinity Option,

Infinity could elect on May 31, 2002, to exercise its option by assigning to Axtive its interest in a note receivable of $10.0 million in exchange for 3,333,333 shares of Axtive common stock. We received $600,000 during 2001, which was recorded as paid-in capital. In March 2002, Infinity and Axtive mutually agreed to terminate the option.

2000 Infinity Loans

During 2000, Infinity made certain loans to us for working capital purposes. These loans totaled approximately $219,000 and bore interest at a rate equal to 8.5% per annum. As part of the reorganization of Axtive in September 2000, Infinity became entitled to the repayment of these loans. The loan agreement was renegotiated in April 2001 and again in January 2002 to extend the due date to March 31, 2002. Upon maturity, Infinity elected to convert the outstanding principal and interest totaling $258,000 into common stock at $0.65 per share resulting in our issuance of 397,637 shares.

PurchasePooling Investment

In September 2000, we issued 2,644,841 shares of Axtive common stock to PurchasePooling Investment Fund in return for 9,593,824 shares of Series A Convertible Preferred Stock of PurchasePooling Solutions, Inc., a start up web-based demand aggregator working toward enabling government and educational entities to save significantly on large-ticket capital items by combining their purchasing power nationwide and globally. In December 2000, we invested an additional $620,000 in PurchasePooling in return for 2,214,285 shares of its Series C Convertible Preferred Stock. As a result, at December 31, 2000, we had an approximately 18% ownership interest in PurchasePooling. In 2000, we entered into an agreement to acquire from Odyssey Ventures Online S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 268,808 shares of Axtive common stock. In April 2001, the agreement was finalized and the shares of Axtive common stock were issued.

Based on a valuation obtained on PurchasePooling in July 2001, we determined that the investment was impaired. Accordingly, we recorded an impairment charge of $2.5 million.

In October 2001, we participated in the amount of $400,000 in a syndicated loan to PurchasePooling in the amount of $1,600,000. The loan, structured as a Convertible Note with Warrants, bore interest at 15% per annum, and if not converted earlier, would mature in October 2003. Because PurchasePooling was in its development stage and was not generating any cash flows, we had no expectation for repayment of the loan. We did not accrue interest on the note.

Based upon the ongoing evaluation of our investment in PurchasePooling, we determined in April 2002, that our investment was not recoverable. As a result, we wrote off the remaining $2,680,000 of our investment in PurchasePooling as of December 31, 2001. The write-off for the year 2001 was $5.2 million.

Through February 2003, Graham C. Beachum II was the interim Chief Executive Officer of PurchasePooling. In February 2003, the lenders to PurchasePooling (including Axtive) declared the loan to PurchasePooling in default and foreclosed upon the assets of the company. The previous lenders formed a new entity, Demand Aggregation Solutions, LLC (“DAS”), to hold the assets, and Axtive, under a management agreement, has agreed to manage the affairs of DAS in exchange for a management fee of $25,000 per month. Stemming from Axtive’s participation in the loan, the Company has a 25% membership interest in DAS that is subject to forfeiture if Axtive breaches its obligations under the management agreement. Additionally, the management agreement with DAS obligates Axtive to fund DAS’s working capital needs at a rate not exceeding, on average, $50,000 per month up to a maximum of $1.2 million over the three year life of the agreement.

Catalyst Loan

In December 2000, we entered into a loan agreement with Catalyst Master Fund, L.P., a related party, to borrow $620,000 (the “Catalyst Loan”). The Catalyst Loan was originally due on June 30, 2001, and bore interest at a rate equal to 8% per year. We used the proceeds of the Catalyst Loan to purchase 2,214,285 shares of Series C Convertible Preferred Stock of PurchasePooling.

The Catalyst Loan was convertible, at the option of Catalyst, into Axtive common stock at a conversion price of $1.50 per share and was secured by a pledge of substantially all of our assets. Effective in April 2001, we entered into an amended loan agreement with Catalyst that increased the borrowings available under the original loan agreement from $620,000 to a total of $2,120,000. The additional amount available under the amended loan agreement was also convertible into Axtive common stock at a conversion price of $1.50 per share and was secured by a pledge of substantially all of our assets. On December 28, 2001, Catalyst assigned the Catalyst Loan, and its rights thereunder, to Sandera Partners, L. P. (“Sandera”) as part of a redemption of Sandera’s limited partnership interest in Catalyst.

As part of our April 2002 Series A Preferred Stock financing, Sandera converted all outstanding principal and interest due on the loan (a total of $1.5 million) and contributed an additional amount of approximately $470,000 in cash in exchange for 2,000 shares of Series A Preferred Stock. See Item 6, “Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources—2003 Series A Preferred Financing.”

Acquisition of “Axtive” Name

In June 2002, the Company acquired the name “Axtive” (pronounced “active”) and its related logo and trademark and certain tangible assets including furniture and fixtures, signage and office supplies from Axtive Software Corporation, as represented by it sole shareholder, G.C. “Scooter” Beachum III, our Executive Vice President and General Manager. The assets were acquired in exchange for an initial grant of 400,000 restricted shares of Axtive’s common stock, which was valued at approximately $168,000 at the time of acquisition. This amount was allocated between relative fair values of the intangible ($153,000) and tangible assets ($15,000) purchased by us.

AFFILIATE RELATIONSHIPS IN FINANCING TRANSACTIONS

Until the end of May 2003, J. Keith Benedict and John A. Wagner served as members of our board of directors and were representatives of the investment manager (or its affiliates) of H.W. Capital L.P. Concurrent with the May 2003 financing activities, Alan W. Tompkins became a member of our board of directors. Mr. Tompkins is Vice President and General Counsel of Unity Hunt, Inc., a Texas corporation owned by several trusts. Those trusts hold limited partnership interests in Sandera, which is one of our stockholders. Sandera was also a purchaser of additional shares of Series A Preferred Stock in May 2003.

Concurrent with the May 2003 financing activities, Ron Beneke became a member of our board of directors. Mr. Beneke is a member of the management committee of DAS, one of the purchasers of shares of Series A Preferred Stock in May 2003.

Concurrent with the May 2003 financing activities, Brad A. Thompson became a member of our board of directors. Mr. Thompson is an officer of Global Capital Advisors, LLC, which is an affiliate of GCA Strategic Fund Limited, one of the purchasers of shares of Series A Preferred Stock in April 2002 and May 2003.

G.C. “Scooter” Beachum III, our Executive Vice President, and Stanley D. Strifler, President of ThinkSpark Corporation, are each members of Beachum Investments, LLC, one of the purchasers of shares of Series A Preferred Stock in May 2003.

EMPLOYMENT RELATIONSHIPS

We have entered into employment agreements or employment letters with each of Graham C. Beachum II, G.C. “Scooter” Beachum III, David N. Pilotte, Stanley D. Strifler and Kerry S. Osborne. See Item 10, “Executive Compensation—Employment Contracts and Change-in-Control Arrangements” with respect to the employment arrangements with named executive officers.

ACQUISITION OF THINKSPARK CORPORATION

Prior to our acquisition of ThinkSpark Corporation in May 2003, Stanley D. Strifler, President of ThinkSpark, had a right to purchase certain capital stock from ThinkSpark pursuant to an October 2002 employment agreement with ThinkSpark. In connection with our acquisition, Mr. Strifler agreed to new employment terms with the surviving corporation, which superseded the previous employment agreement. He also agreed to waive any right to purchase capital stock of ThinkSpark in consideration of a promissory note from ThinkSpark for $135,000. The promissory note bears interest at 6% per year and is payable in monthly installments amortized over a five-month period.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report as required by Item 601 of Regulation S-B.

Exhibit No.	Description

3.1	Certificate of Incorporation of Edge Technology Group, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Edge Technology Group, Inc. (changing the name of the Company from Edge Technology Group to Axtive Corporation) (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 filed with the SEC on November 14, 2002).

3.3	Amended and Restated By-Laws of the Company (filed herewith).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

4.2	Form of Common Stock Purchase Warrant issued to Vision Financial Group, Inc. (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997 and filed with the SEC on November 14, 1997).

4.3	Form of Subscription and Securities Purchase Agreement, dated April 1, 2002, between Edge Technology Group, Inc. and Purchasers as named therein (incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 17, 2002).

4.4	Letter Agreement, dated April 1, 2002 pertaining to conversion of promissory note to Infinity into shares of Axtive common stock (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 16, 2002).

4.5	Subscription and Securities Purchase Agreement, dated as of May 22, 2003, by and among Axtive, Demand Aggregation Solutions, LLC, Beachum Investments, LLC, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Kerry Osborne, and Graham C. Beachum III (incorporated by reference to Exhibit 3 the Schedule 13D dated May 23, 2003 and filed by G.C. “Scooter” Beachum III with the SEC on June 5, 2003).

4.6	First Restated Certificate of Designation, Preference and Rights of Series A Convertible Preferred Stock of Axtive Corporation, dated May 23, 2003 (filed herewith).

4.7	Acknowledgement of Discharge of Indebtedness, Release of Claims and Agreement, dated as of May 22, 2003, by and among Graham C. Beachum II, Graham C. Beachum III, and Axtive (incorporated by reference to Exhibit 1 to the Schedule 13D dated May 23, 2003 and filed by Graham C. Beachum II with the SEC on June 2, 2003).

4.8	Acknowledgement of Discharge of Indebtedness, Release of Claims and Agreement, dated as of May 22, 2003, by and among Sandera Partners, L.P. and Axtive (filed herewith).

4.9	Registration Rights Agreement, dated May 23, 2003, by and among Axtive, Demand Aggregation Systems, LLC, Beachum Investments, LLC, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Kerry Osborne and Graham C. Beachum III (filed herewith).

4.10	Stockholders and Voting Agreement, dated as of May 23, 2003, among Sandera Partners, L.P., Global Capital Funding Group, L.P., GCA Strategic Investment Fund Limited, and Demand Aggregation Solutions, LLC (incorporated by reference to Exhibit 4 the Schedule 13D dated May 23, 2003 and filed by Demand Aggregation Systems, LLC with the SEC on June 20, 2003).

4.11	Form of Warrant to Purchase Common Stock of Axtive Corporation, dated as of May 23, 2003, as issued to May 2003 purchasers of Series A Preferred Stock (incorporated by reference to Exhibit 5 the Schedule 13D dated May 23, 2003 and filed by G.C. “Scooter” Beachum III with the SEC on June 5, 2003).

Exhibit No.	Description

4.12	Restated Registration Rights Agreement, dated May 23, 2002, by and among Axtive, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Global Capital Funding Group, L.P., Paul Morris, Jack Brown, Alex Rankin, U.S. Technology Investors, Inc. and Rex Jobe (filed herewith).

4.13	Form of Restated Warrant to Purchase Common Stock of Axtive Corporation, dated as of May 23, 2003, as issued to 2002 purchasers of Series A Preferred Stock (filed herewith).

4.14	Subscription Agreement, dated May 22, 2003, by and between Axtive and Graham C. Beachum III (incorporated by reference to Exhibit 4 the Schedule 13D dated May 23, 2003 and filed by G.C. “Scooter” Beachum III with the SEC on June 5, 2003).

10.1	Registration Rights Agreement, dated as of June 13, 1997, among Edge Investors Limited, Infinity EmergingOpportunities Limited, Sandera Partners, L.P. and Lion CapitalPartners, L.P. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 13, 1997 and filed with the SEC on June 23, 1997).

10.2	Registration Rights Agreement, dated as of March 27, 1998, among Edge and Marion Interglobal, Ltd. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and filed with the SEC on April 8, 1998).

10.3	Form of Warrant Certificate (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated February 6, 1998 and filed with the SEC on February 9, 1998).

10.4	Note and Security Agreement dated as of December 14, 2000 between Edge and Catalyst Master Fund, L.P. (incorporated by reference to Exhibit 10.22 to the Company’s Report of Form 10-KSB for the year ended December 31, 2000 and filed with the SEC on April 17, 2001).

*10.5	Amended and Restated 1996 Stock Option Plan (incorporated by reference to our 1996 definitive Proxy Statement filed on April 7, 1997).

*10.6	2002 Stock Incentive Plan, adopted effective June 25, 2002 (incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 and filed with the SEC on August 19, 2002).

*10.7	Amendment No. 1 to 2002 Stock Incentive Plan, dated effective as of May 23, 2003 (filed herewith).

*10.8	Employment Agreement, dated as of January 2, 2001, between Edge and Graham C. Beachum II (filed herewith).

*10.9	Employment Agreement, dated as of January 2, 2001, between Edge and Graham C. Beachum III (filed herewith).

*10.10	Employment letter, dated June 24, 2001, between Edge and David N. Pilotte (filed herewith).

10.11	Management Services Agreement, dated as of February 14, 2003, by and between Axtive and Demand Aggregation Solutions, LLC (incorporated by reference to Exhibit 1 the Schedule 13D dated May 23, 2003 and filed by Demand Aggregation Systems, LLC with the SEC on June 20, 2003).

10.12	Agreement and Plan of Merger, dated April 8, 2002, among Edge, Visionary Acquisition Corp., The Visionary Group, Inc. and The Visionary Group Shareholders (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 16, 2002).

10.13	Agreement and Plan of Merger, dated April 11, 2002, among Edge Technology Group, Inc., Media Resolutions Acquisition Corp., Media Resolutions, Incorporated and Media Resolutions Shareholders (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 16, 2002).

10.14	Agreement and Plan of Merger, dated May 30, 2002, among Edge Technology Group, Inc., VT Acquisition Corp., Virtually There, Inc. and the shareholders of Virtually There, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2002 and filed with the SEC on June 14, 2002).

Exhibit No.	Description

10.15	Asset Purchase Agreement, dated as of May 31, 2002, by and among Universal Data Technology, Inc., its Shareholders, Edge Technology Group, Inc. and UDT Consulting, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 30, 2002 and filed with the SEC on June 14, 2002).

10.16	Agreement and Plan of Merger by and among Axtive Corporation, Axtive Acquisition Corp., ThinkSpark Corporation and Kerry Osborne dated as of May 23, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2003 and filed with the SEC on June 9, 2003).

10.17	Assignment and Assumption Agreement, dated as of May 27, 2003, among ThinkSpark Corporation, ThinkSpark, L.P., Axtive and Merrill Lynch Business Financial Services, Inc. (filed herewith).

10.18	Term Loan Agreement, dated as of May 27, 2003, between Axtive and Merrill Lynch Business Financial Services, Inc. (filed herewith).

10.19	Debt Exchange Agreement, dated as of May 27, 2003, by and among ThinkSpark Corporation, Axtive and Merrill Lynch Business Financial Services, Inc. (filed herewith).

10.20	Warrant to Purchase Common Stock of Axtive Corporation, dated May 27, 2003, and issued to Merrill Lynch Business Financial Services, Inc. (filed herewith).

10.21	Bill of Sale and Asset Purchase Agreement, dated as of June 21, 2002, by and between Axtive Software Corporation and Edge (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and filed with the SEC on August 19, 2002).

10.22	Factoring and Security Agreement, dated June 24, 2002, between UDT Consulting, Inc., and Landry Marks Partners, LP (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-QSB for the quarterly period ended June 30, 2002 and filed with the SEC on August 19, 2002).

21.1	Subsidiaries of Axtive (filed herewith).

99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

On June 9, 2003, Axtive filed a Form 8-K announcing the acquisition of ThinkSpark Corporation and its subsidiaries on May 23, 2003.

ITEM 14. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Axtive in such reports is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXTIVE CORPORATION

/s/ Graham C. Beachum II

Graham C. Beachum II

Chairman of the Board, President and Chief Executive Officer

(principal executive officer)

July 18, 2003

/s/ David N. Pilotte

David N. Pilotte

Executive Vice President, Chief Financial Officer and Secretary

(principal financial and accounting officer)

July 18, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Graham C. Beachum II Graham C. Beachum II	Chief Executive Officer, President and Director (principal executive officer)	July 18, 2003

/s/ David N. Pilotte David N. Pilotte	Executive Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)	July 18, 2003

/s/ Ron Beneke Ron Beneke	Director	July 18, 2003

/s/ Paul L. Morris Paul L. Morris	Director	July 18, 2003

/s/ Brad A. Thompson Brad A. Thompson	Director	July 22, 2003

/s/ Alan W. Tompkins Alan W. Tompkins	Director	July 18, 2003

CERTIFICATIONS

I, Graham C. Beachum II, certify that:

1. I have reviewed this annual report on Form 10-KSB of Axtive Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 18, 2003

/s/ Graham C. Beachum II
Graham C. Beachum II Chairman of the Board, President and Chief Executive Officer

I, David N. Pilotte, certify that:

1. I have reviewed this annual report on Form 10-KSB of Axtive Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 18, 2003

/s/ David N. Pilotte
David N. Pilotte Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Edge Technology Group, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Edge Technology Group, Inc. (changing the name of the Company from Edge Technology Group to Axtive Corporation) (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 filed with the SEC on November 14, 2002).

3.3	Amended and Restated By-Laws of the Company (filed herewith).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

4.2	Form of Common Stock Purchase Warrant issued to Vision Financial Group, Inc. (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997 and filed with the SEC on November 14, 1997).

4.3	Form of Subscription and Securities Purchase Agreement, dated April 1, 2002, between Edge Technology Group, Inc. and Purchasers as named therein (incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 17, 2002).

4.4	Letter Agreement, dated April 1, 2002 pertaining to conversion of promissory note to Infinity into shares of Axtive common stock (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 16, 2002).

4.5	Subscription and Securities Purchase Agreement, dated as of May 22, 2003, by and among Axtive, Demand Aggregation Solutions, LLC, Beachum Investments, LLC, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Kerry Osborne, and Graham C. Beachum III (incorporated by reference to Exhibit 3 the Schedule 13D dated May 23, 2003 and filed by G.C. “Scooter” Beachum III with the SEC on June 5, 2003).

4.6	First Restated Certificate of Designation, Preference and Rights of Series A Convertible Preferred Stock of Axtive Corporation, dated May 23, 2003 (filed herewith).

4.7	Acknowledgement of Discharge of Indebtedness, Release of Claims and Agreement, dated as of May 22, 2003, by and among Graham C. Beachum II, Graham C. Beachum III, and Axtive (incorporated by reference to Exhibit 1 to the Schedule 13D dated May 23, 2003 and filed by Graham C. Beachum II with the SEC on June 2, 2003).

4.8	Acknowledgement of Discharge of Indebtedness, Release of Claims and Agreement, dated as of May 22, 2003, by and among Sandera Partners, L.P. and Axtive (filed herewith).

4.9	Registration Rights Agreement, dated May 23, 2003, by and among Axtive, Demand Aggregation Systems, LLC, Beachum Investments, LLC, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Kerry Osborne and Graham C. Beachum III (filed herewith).

4.10	Stockholders and Voting Agreement, dated as of May 23, 2003, among Sandera Partners, L.P., Global Capital Funding Group, L.P., GCA Strategic Investment Fund Limited, and Demand Aggregation Solutions, LLC (incorporated by reference to Exhibit 4 the Schedule 13D dated May 23, 2003 and filed by Demand Aggregation Systems, LLC with the SEC on June 20, 2003).

4.11	Form of Warrant to Purchase Common Stock of Axtive Corporation, dated as of May 23, 2003, as issued to May 2003 purchasers of Series A Preferred Stock (incorporated by reference to Exhibit 5 the Schedule 13D dated May 23, 2003 and filed by G.C. “Scooter” Beachum III with the SEC on June 5, 2003).

1

Exhibit No.	Description

4.12	Restated Registration Rights Agreement, dated May 23, 2002, by and among Axtive, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Global Capital Funding Group, L.P., Paul Morris, Jack Brown, Alex Rankin, U.S. Technology Investors, Inc. and Rex Jobe (filed herewith).

4.13	Form of Restated Warrant to Purchase Common Stock of Axtive Corporation, dated as of May 23, 2003, as issued to 2002 purchasers of Series A Preferred Stock (filed herewith).

4.14	Subscription Agreement, dated May 22, 2003, by and between Axtive and Graham C. Beachum III (incorporated by reference to Exhibit 4 the Schedule 13D dated May 23, 2003 and filed by G.C. “Scooter” Beachum III with the SEC on June 5, 2003).

10.1	Registration Rights Agreement, dated as of June 13, 1997, among Edge Investors Limited, Infinity EmergingOpportunities Limited, Sandera Partners, L.P. and Lion CapitalPartners, L.P. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 13, 1997 and filed with the SEC on June 23, 1997).

10.2	Registration Rights Agreement, dated as of March 27, 1998, among Edge and Marion Interglobal, Ltd. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and filed with the SEC on April 8, 1998).

10.3	Form of Warrant Certificate (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated February 6, 1998 and filed with the SEC on February 9, 1998).

10.4	Note and Security Agreement dated as of December 14, 2000 between Edge and Catalyst Master Fund, L.P. (incorporated by reference to Exhibit 10.22 to the Company’s Report of Form 10-KSB for the year ended December 31, 2000 and filed with the SEC on April 17, 2001).

*10.5	Amended and Restated 1996 Stock Option Plan (incorporated by reference to our 1996 definitive Proxy Statement filed on April 7, 1997).

*10.6	2002 Stock Incentive Plan, adopted effective June 25, 2002 (incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 and filed with the SEC on August 19, 2002).

*10.7	Amendment No. 1 to 2002 Stock Incentive Plan, dated effective as of May 23, 2003 (filed herewith).

*10.8	Employment Agreement, dated as of January 2, 2001, between Edge and Graham C. Beachum II (filed herewith).

*10.9	Employment Agreement, dated as of January 2, 2001, between Edge and Graham C. Beachum III (filed herewith).

*10.10	Employment letter, dated June 24, 2001, between Edge and David N. Pilotte (filed herewith).

10.11	Management Services Agreement, dated as of February 14, 2003, by and between Axtive and Demand Aggregation Solutions, LLC (incorporated by reference to Exhibit 1 the Schedule 13D dated May 23, 2003 and filed by Demand Aggregation Systems, LLC with the SEC on June 20, 2003).

10.12	Agreement and Plan of Merger, dated April 8, 2002, among Edge, Visionary Acquisition Corp., The Visionary Group, Inc. and The Visionary Group Shareholders (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 16, 2002).

10.13	Agreement and Plan of Merger, dated April 11, 2002, among Edge Technology Group, Inc., Media Resolutions Acquisition Corp., Media Resolutions, Incorporated and Media Resolutions Shareholders (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 16, 2002).

10.14	Agreement and Plan of Merger, dated May 30, 2002, among Edge Technology Group, Inc., VT Acquisition Corp., Virtually There, Inc. and the shareholders of Virtually There, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2002 and filed with the SEC on June 14, 2002).

2

Exhibit No.	Description

10.15	Asset Purchase Agreement, dated as of May 31, 2002, by and among Universal Data Technology, Inc., its Shareholders, Edge Technology Group, Inc. and UDT Consulting, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 30, 2002 and filed with the SEC on June 14, 2002).

10.16	Agreement and Plan of Merger by and among Axtive Corporation, Axtive Acquisition Corp., ThinkSpark Corporation and Kerry Osborne dated as of May 23, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2003 and filed with the SEC on June 9, 2003).

10.17	Assignment and Assumption Agreement, dated as of May 27, 2003, among ThinkSpark Corporation, ThinkSpark, L.P., Axtive and Merrill Lynch Business Financial Services, Inc. (filed herewith).

10.18	Term Loan Agreement, dated as of May 27, 2003, between Axtive and Merrill Lynch Business Financial Services, Inc. (filed herewith).

10.19	Debt Exchange Agreement, dated as of May 27, 2003, by and among ThinkSpark Corporation, Axtive and Merrill Lynch Business Financial Services, Inc. (filed herewith).

10.20	Warrant to Purchase Common Stock of Axtive Corporation, dated May 27, 2003, and issued to Merrill Lynch Business Financial Services, Inc. (filed herewith).

10.21	Bill of Sale and Asset Purchase Agreement, dated as of June 21, 2002, by and between Axtive Software Corporation and Edge (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and filed with the SEC on August 19, 2002).

10.22	Factoring and Security Agreement, dated June 24, 2002, between UDT Consulting, Inc., and Landry Marks Partners, LP (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-QSB for the quarterly period ended June 30, 2002 and filed with the SEC on August 19, 2002).

21.1	Subsidiaries of Axtive (filed herewith).

99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Indicates management contract or compensatory plan or arrangement.

3