Form 10QSB
period 2003-03-31
AXTIVE CORP
filed 2003-08-05
CIK 1015172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 25, 2003, the issuer had 21,956,445 shares of Common Stock outstanding.

AXTIVE CORPORATION

AXTIVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2003
		(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$444,275	$37,962
Marketable securities	26,873	14,927
Accounts receivable	392,043	455,087
Other current assets	121,984	84,000

Total current assets	985,175	591,976

NON-CURRENT ASSETS
Property and equipment, net	301,388	256,830
Goodwill	2,247,714	2,247,714
Intangible assets, net	361,476	340,252
Other assets	8,853	2,853

TOTAL ASSETS	$3,904,606	$3,439,625

CURRENT LIABILITIES
Accounts payable	$408,187	$440,529
Accrued expenses	322,380	278,953
Short-term note payable	995,619	995,619
Other current liabilities	666,333	655,745

Total current liabilities	2,392,519	2,370,846

OTHER NON-CURRENT LIABILITIES	69,195	58,115

TOTAL LIABILITIES	2,461,714	2,428,961

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $.01 par value, 5,000,000 shares authorized, 4,440 issued and outstanding at December 31, 2002 and March 31, 2003, net of discount; liquidation preference of $4,440,000	3,925,572	4,021,506
Common stock, $.01 par value, 100,000,000 shares authorized, 19,039,622 issued and outstanding at December 31, 2002 and March 31, 2003.	190,396	190,396
Additional paid in capital	41,924,284	41,828,350
Accumulated deficit	(44,586,502)	(45,006,784)
Accumulated other comprehensive income (loss)	(10,858)	(22,804)

TOTAL STOCKHOLDERS’ EQUITY	1,442,892	1,010,664

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,904,606	$3,439,625

The accompanying notes are an integral part of these financial statements.

AXTIVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ending March 31,
	2002	2003
Net sales	$—	$986,284
Cost of sales	—	(442,409)

Gross profit	—	543,875

Operating expenses
General and administrative	190,021	804,578
Marketing	1,940	116,361
Bad debt	—	275
Depreciation and amortization	—	61,098

Total operating expenses	191,961	982,312

Operating loss	(191,961)	(438,437)

Other income (expense)
Interest income	8	324
Interest expense	(34,339)	(20,514)
Income—other	—	40,000
Expenses—other	(962)	(1,655)

Total other income (expense)	(35,293)	18,155

Net loss	(227,254)	(420,282)

Provision for preferred stock dividends	—	(88,504)
Amortization of discount on preferred stock	—	(95,934)

Net loss attributed to common stockholders	$(227,254)	$(604,720)

Net loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding, basic and diluted	16,488,139	19,039,622

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net loss	$(227,254)	$(420,282)
Unrealized loss on available for sale securities	—	(11,946)

Comprehensive loss	$(227,254)	$(432,228)

The accompanying notes are an integral part of these financial statements.

AXTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(206,977)	$(403,167)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(3,146)
Capitalized acquisiton costs	(29,211)	—

Net cash used in investing activities	(29,211)	(3,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of options to Infinity	200,000	—
Deferred financing fees	(27,067)	—
Advance funding of equity issue	470,507	—

Net cash provided by financing activities	643,440	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	407,252	(406,313)

Cash and cash equivalents, beginning of period	82,567	444,275

Cash and cash equivalents, end of period	$489,819	$37,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$20,070
Cash paid for taxes	$962	$1,655

The accompanying notes are an integral part of these financial statements.

AXTIVE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In Thousands except Shares of Common Stock)

(UNAUDITED)

	Common Stock		Preferred Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount
Balance—December 31, 2002	19,039,622	$190	$3,926	$41,925	$(11)	$(44,587)	$1,443
- Amortization of Preferred Stock Beneficial Conversion Feature	—	—	96	(96)		—	—
- Change in fair value of marketable securities	—	—	—	—	(12)	—	(12)
- Net loss	—	—	—	—	—	(420)	(420)

Balance—March 31, 2003	19,039,622	$190	$4,022	$41,829	$(23)	$(45,007)	$1,011

The accompanying notes are an integral part of these financial statements.

AXTIVE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In this Quarterly Report on Form 10-QSB, we will refer to Axtive Corporation, a Delaware corporation, as “Axtive,” “Company,” “we,” “us” and “our.” Prior to October 28, 2002, the Company was known as Edge Technology Group, Inc. Throughout this Quarterly Report where prior reports included a reference to “Edge” in a historical context, the reference to Edge has been changed to “Axtive.” Axtive is a publicly traded company (OTC:AXTV.PK).

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Additionally, certain amounts reported in prior periods have been reclassified to conform to the current period’s presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows of the Company. The results of operations and cash flows for the three months ended March 31, 2003, are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 2003. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 (“Annual Report”).

2. UNCERTAINTY OF PROPOSED PLAN OF OPERATION

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $45.0 million at March 31, 2003. Of this, approximately $33.5 million had accumulated through March 31, 2001, and is attributable to the Company’s former One-on-One golf video business. Another approximately $6.2 million reflects impairment charges and bad debts stemming from investments and loans made prior to the Company’s creation of its current business plan.

We believe we will continue to incur losses until we are able to generate sufficient revenues to offset the operating costs associated with executing our new business plan. These losses could limit our ability to raise new funds and could ultimately jeopardize our ability to remain in business.

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

3. BUSINESS COMBINATIONS

The acquisitions described below were made pursuant to our business model as discussed in the Annual Report. The purchase price for each acquisition was generally based upon a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for certain non-recurring costs deemed to be unique to the particular company or situation. Since the acquired companies are technology service companies with minimal tangible or intangible assets, the purchases resulted in payments characterized as goodwill.

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

Acquisition of Virtually There, Inc.

In May 2002, we acquired Virtually There, Inc., an ASP and website hosting company located in Fort Worth, Texas.

Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared for March 31, 2002 as if the acquisitions had occurred at January 1, 2002:

For the Three Months Ended March 31, 2002

Sales	$1,406,839

Net loss attributed to common stockholders	$(656,036)

Net loss per share attributed to common stockholders, basic and diluted	$(0.04)

Weighted average shares outstanding, basic and diluted	18,141,985

4. RELATED PARTY TRANSACTIONS

Investment in PurchasePooling Solutions, Inc.

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

In connection with the formation of DAS and Axtive’s agreement to manage its affairs, DAS participated in the 2003 Series A Preferred Financing (see Note 13 “Subsequent Events”) investing $1.2 million of the $2.3 million raised.

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

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No, 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS No. 142, we performed an annual impairment test of goodwill in the third quarter of 2002. Of the approximate $906,000 of goodwill recorded in the acquisition of The Visionary Group, $600,000 was written off in September 2002, and the balance was written off in December 2002.

Intangible assets consist of the following as of March 31, 2003:

	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements	$249,248	$71,634

Intangible assets not subject to amortization:
Tradename	$162,638	$0
Goodwill	2,247,714	0

Total	$2,410,352	$0

Amortization expense related to the intangible assets totaled $21,224 for the three months ended March 31, 2003. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2003 is as follows:

2003	63,672
2004	50,823
2005	26,486
2006	26,485
2007	10,148

Total	$177,614

8. LOSS PER SHARE

Basic loss per share is calculated by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.

For the three months ended March 31, 2002 and 2003, due to our net losses, all shares of our Common Stock issuable upon conversion of convertible stock, convertible debt and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive. The aggregate number of Series A Convertible Stock, warrants and options excluded from the loss per share calculation for the three months ended March 31, 2002 and 2003 are 4,274,334 and 12,332,500, respectively.

9. ACCOUNTING FOR STOCK BASED COMPENSATION

We apply Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, in accounting for our stock plans. Under APB No. 25, no compensation cost is recognized for stock options granted to employees in which the exercise price is equal to or greater than the market price on the grant date. Compensation cost related to stock options recognized by us in accordance with APB No. 25 was not significant during the first three months of 2002 or 2003.

The following table illustrates the effect had we determined compensation cost based on fair value at the grant date for our stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended March 31,
	2002	2003
Net loss attributed to common stockholders
As reported	$(227,254)	$(604,720)
Pro forma compensation expense	$(851,995)	$(606,023)

Pro forma loss attributed to common stockholders	$(1,079,249)	$(1,210,743)

Basic and diluted loss per share
As reported	$(0.01)	$(0.03)
Pro forma	$(0.07)	$(0.06)

10. FINANCING TRANSACTIONS

Receivables Factoring

One of the Company’s subsidiaries, UDT Consulting, Inc., has engaged with a third-party to factor certain of its receivables. The receivables are purchased by the factor with recourse to UDT Consulting, and amounts due under the Factoring and Security Agreement are secured by a pledge of receivables and other assets of UDT Consulting, and are guaranteed by Axtive. Under the agreement, UDT Consulting receives approximately 80% of the face amount of the receivable, pays interest at a rate of prime plus 2% and is subject to additional fees in certain circumstances. At March 31, 2003, UDT Consulting had approximately $196,000 of receivables sold under the agreement. The related liability to the factor is included in Other Current Liabilities in the Consolidated Balance Sheet.

Dividends in Arrears

As of March 31, 2003, there had been no dividends declared on the Series A Preferred stock and total dividends in arrears at March 31, 2003 is $349,948. Undeclared dividends for the first three months of 2003 on the preferred shares as of that date totaled $88,504 and are reflected in the Consolidated Statements of Operations as a relation of earnings attributed to common stockholders.

11. ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	December 31,	March 31,
	2002	2003
Professional fees	$59,632	$54,632
Salaries and bonuses	223,806	224,321
Other	38,942	—

	$322,380	$278,953

12. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows:

	December 31,	March 31,
	2002	2003
Current portion of capital lease obligations	$41,522	$36,588
Deferred vendor liabilities	377,969	338,682
Amounts due on receivables sold	151,089	196,473
Customer deposits	39,941	62,838
Deferred revenue	37,707	10,593
Other	18,105	10,571

	$666,333	$655,745

13. SUBSEQUENT EVENTS

Acquisition of ThinkSpark Corporation

In May 2003, we acquired ThinkSpark Corporation and its subsidiaries (“ThinkSpark”), a professional services firm providing IT Professional Services related to Oracle database software. ThinkSpark is headquartered in Dallas, Texas with additional offices in Austin, San Antonio, Oklahoma City, and Las Vegas, Nevada.

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

2003 Series A Preferred Financing

On May 23, 2003, we issued $2.3 million worth of additional Series A Preferred shares to new and previous investors in exchange for cash. The additional shares were issued on similar terms and conditions as the 2002 issuances except the initial conversion price is $0.10 per share. We issued warrants to acquire 4.8 million shares of Common Stock at $0.20 per share in connection with the transaction. Demand Aggregation Solutions, LLC (“DAS”) purchased $1.2 million of the Series A Preferred Stock. See Note 4 “Related Party Transactions” regarding our obligation to provide up to $1.2 million in funding to DAS.

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

Acquisition of Universal Data Technology, Inc. Update

In July 2003, Axtive, UDT Consulting, Inc., and Universal Data Technology, Inc. entered into a settlement agreement to resolve all outstanding obligations of the parties arising from the acquisition of Universal Data Technology’s assets. We paid Universal Data Technology $310,000 in full and final payment of the purchase price for the acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included as Item 1 of this report. This document contains “forward-looking statements” relating to future events or our future financial performance within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and which are intended to be covered by the safe harbors created thereby. These forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements include without limitation, statements regarding our future capital requirements and our ability to satisfy our capital needs, statements regarding our recent acquisitions, statements regarding our ability to implement our plans to acquire additional companies, and other statements which speak to projections of future conditions or our anticipated performance which contain the words “anticipate”, “believe,” “expect” and words or phrases of similar import, as they relate to us or our management. You should be aware that these “forward-looking” statements are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the ability to adopt and successfully execute a revised business plan, respond to future business opportunities, and overcome numerous other risks and difficulties generally experienced by early stage business models, including, but not limited to, those factors set forth under the heading “RISK FACTORS” in Annual Report on Form 10-KSB for our fiscal year ended December 31, 2002. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. We expressly undertake no obligation to update these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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

Initial development of our business model has involved the acquisition of IT Professional Services and Application Services and Management firms that have existing relationships with numerous middle-market customers. Subsequent acquisitions are expected to target software products with common data structures (such as Oracle, IBM and Microsoft) designed for the application service delivery channel. We expect that synergistic relationships will develop between the acquired companies and that funding for operating business unit -specific projects will be provided through public and private offerings of Axtive securities. Nearly all operations are expected to continue within each operating business unit while a small corporate staff will interface with the capital markets, formulate and manage our overall strategic objectives and oversee all mergers and acquisitions.

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

OUR ONGOING PLAN

Our plan of operation for the upcoming months calls for the following:

•	Operation of the businesses Axtive has acquired to date;

•	Additional fundraising activities to continue our acquisition strategy and funding operational requirements; and

•	Additional acquisitions to fill in Axtive’s end-to-end (“E2E”) offering of business application software products and professional services to meet the needs of middle market companies.

RECENT DEVELOPMENTS

Acquisition of ThinkSpark Corporation

In May 2003, we acquired ThinkSpark Corporation and its subsidiaries (“ThinkSpark”), a professional services firm providing IT Professional Services related to Oracle database software. ThinkSpark is headquartered in Dallas, Texas with additional offices in Austin, San Antonio, Oklahoma City, and Las Vegas, Nevada.

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

2003 Series A Preferred Financing

On May 23, 2003, we issued $2.3 million worth of additional Series A Preferred shares to new and previous investors in exchange for cash. The additional shares were issued on similar terms and conditions as the 2002 issuances except the initial conversion price is $0.10 per share. We issued warrants to acquire 4.8 million shares of Common Stock at $0.20 per share in connection with the transaction. Demand Aggregation Solutions, LLC (“DAS”) purchased $1.2 million of the Series A Preferred Stock. See Note 4, “Related Party Transactions—Investment in PurchasePooling Solutions, Inc.,” to our unaudited consolidated financial statements included in this report regarding our obligation to provide up to $1.2 million in funding to DAS.

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

Acquisition of Universal Data Technology, Inc. Update

In July 2003, Axtive, UDT, and Universal Data Technology entered into a settlement agreement to resolve all outstanding obligations of the parties arising from the acquisition of Universal Data Technology’s assets. We paid Universal Data Technology $310,000 in full and final payment of the purchase price for the acquisition.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Net Sales. As a result of our acquisitions in 2002, sales from continuing operations for the three months ended March 31, 2003 were $986,284. Gross margins across all businesses averaged 55.1% and reflect a continuous improvement since the completion of the acquisitions. This improvement in gross margins reflects the Company’s efforts to contain costs and to reduce fixed costs in favor of variable costs.

General and Administrative Expenses. General and administrative expenses increased $614,600 to $804,600 for the three months ended March 31, 2003 from $190,000 for the three months ended March 31, 2002. This increase is substantially a result of the acquisitions which resulted in an increase in our overhead expenses.

Marketing Expenses. Marketing expenses increased $114,500 to $116,400 for the three months ended March 31, 2003 from $1,900 for the three months ended March 31, 2002. This increase in expenses was primarily related to salaries and bonuses of internal sales and marketing personnel stemming from the acquisitions in 2002.

Depreciation and Amortization Expenses. The depreciation expense of $39,900 for the three months ended March 31, 2003 was related primarily to the property and equipment acquired through the acquisitions. The amortization expense of $21,200 related to non-competition agreements entered into with former employees of the acquired companies.

Interest Expense. Interest expense decreased $13,800 to $20,500 for the three months ended March 31, 2003 from $34,300 for the three months ended March 31, 2002. Interest expense in the first three months of 2002 was attributable to certain loans that were converted into equity in April 2002 with the issuance of Series A Preferred Stock. Interest expense in the three months ended March 31, 2003, reflects primarily the cost of factoring receivables by our subsidiary, UDT Consulting.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had cash and cash equivalents of $38,000 and a working capital deficit of $1.8 million compared to cash and cash equivalents of $444,300 and a working capital deficit of $1.4 million on December 31, 2002. During the three months ended March 31, 2003, net cash used in operating activities was $403,200 and net cash used in investing activities was $3,100, for a total decrease in cash and cash equivalents for the period of $406,300. We do not maintain a bank credit facility.

As a result of our May 2003 issuance of Series A Preferred Stock (see Note 13, “Subsequent Events—2003 Series A Preferred Financing,” to our unaudited consolidated financial statements included in this report), at June 30, 2003 we had cash and cash equivalents of $1.1 million and a working capital deficit of $1.9 million.

We expect our liquidity to remain tight throughout the remainder of 2003. We will look to our current cash reserves, cash reserves created by our additional issuance of shares of Series A Preferred Stock in May 2003 and cash flows generated by our acquired companies to meet current liquidity requirements. While we have a level of comfort as to the projected cash flows generated by our acquired companies, we are relying on projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity.

We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. There can be no assurance that future financings can be completed.

Ability to Continue as a Going Concern

Our independent accountants have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002, contained in our most recent Annual Report on Form 10-KSB, that states that our consolidated financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

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

RISK FACTORS

In addition to the information contained herein, readers of this report or any of our press releases should carefully consider the risk factors contained in previous filings, in particular our most recent Annual Report on Form 10-KSB.

THIRD PARTY REPORTS AND PRESS RELEASES

We do not make financial forecasts or projections nor do we endorse the financial forecasts or projections of third parties or comment on the accuracy of third-party reports. We do not participate in the preparation of the reports or the estimates given by analysts. Analysts who issue financial reports are not privy to non-public financial information. Any purchase of our securities based on financial estimates provided by analysts or third parties is done entirely at the risk of the purchaser. We periodically issue press releases to update stockholders on new developments at Axtive and our business. These releases may contain certain ‘forward-looking statements” relating to future events or our future financial performance within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and which are intended to be covered by the safe harbors created thereby. Readers are cautioned that such statements are only predictions and that actual events or results may materially differ with those statements. In evaluating such statements, readers should specifically consider the various risk factors and other information identified that could cause actual results to differ materially from those indicated by the forward-looking statements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

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

Marketable Securities

Marketable equity securities are classified as available-for-sale and are recorded at fair market value determined based on quoted market prices. The net unrealized gain or loss of marketable securities is included in accumulated other comprehensive income in the equity section of the Consolidated Balance Sheet. Realized gains and losses and declines in market value determined to be other than temporary are included in other income. Realized gains and losses are based on the average cost of shares acquired. At March 31, 2003, we owned 984 shares of Overture Services, which were acquired as part of our acquisition of Media Resolutions, Inc. in April 2002 (see Note 3, “Business Combinations,” to our unaudited consolidated financial statements included in this report). These shares are pledged to the selling shareholders of Media Resolutions to secure the payment of merger consideration withheld at closing to secure representations and warranties made by the selling shareholders in that acquisition.

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

Goodwill and Intangibles Assets

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

Management Fees – Related Party

In December 2000, we entered into a management agreement with PurchasePooling Solutions, Inc. pursuant to which PurchasePooling was to pay us a management fee ranging from $15,000 to $30,000 per month in return for the services provided by our President and other Axtive employees. We collected $50,000 in management fees from PurchasePooling during the three months ended March 31, 2003. Of such amounts, $10,000 is reflected as a reduction in “General and administrative” expenses, with the balance reflected as “Income—other” in our Consolidated Statements of Operations.

ITEM 3. CONTROLS AND PROCEDURES

Within the ninety days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Axtive in such reports is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PROCEEDINGS AGAINST THE VISIONARY GROUP

In June 2002, we were notified that The Visionary Group and Axtive had been sued in the District Court of Dallas County, Texas for non-payment of approximately $110,000 due to former sub-contractors of The Visionary Group. In order to limit our costs to defend the matter, Axtive agreed to a partial summary judgment pursuant to which Axtive admitted the liability of The Visionary Group, but retained our defenses on the third-party beneficiary claim against Axtive. Trial has been set for October 2003.

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

The initial issuance of Series A Preferred Stock in 2002 provided that subsequent issuances of the shares on terms more favorable than those provided to the original investors in the Series A Preferred would automatically adjust the terms and conditions on the outstanding Series A Preferred Stock to the more favorable terms and conditions. As a result, the initial conversion price on all shares of Series A Preferred Stock issued in 2002 was reduced from $0.75 to $0.10 per share, and the exercise price of the warrants issued in 2002 was reduced from $1.15 per share to $0.20 per share. Each purchaser of Series A Preferred Stock in 2002 was issued a restated warrant exercisable for additional shares as a result of the decrease in the initial conversion price. The restated warrants are exercisable for a total of 7,696,002 additional shares of common stock. In addition, the holders of the Series A Preferred Stock were given the right to elect one member of our board of directors.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the first quarter of 2003.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXTIVE CORPORATION

By:	/s/ David N. Pilotte
David N. Pilotte Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

August 5, 2003

CERTIFICATION

I, Graham C. Beachum II, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Axtive Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 5, 2003

/s/ Graham C. Beachum II

Graham C. Beachum II

Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, David N. Pilotte, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Axtive Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 5, 2003

/s/ David N. Pilotte

David N. Pilotte

Executive Vice President, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.