Form 10QSB
period 2003-06-30
AXTIVE CORP
filed 2003-09-08
CIK 1015172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of September 2, 2003, the issuer had 21,956,445 shares of Common Stock outstanding.

AXTIVE CORPORATION

AXTIVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003
		(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$444,275	$1,146,571
Marketable securities	26,873	14,927
Accounts receivable, net	392,043	1,922,143
Other current assets	121,984	290,779

Total current assets	985,175	3,374,420

NON-CURRENT ASSETS
Property and equipment, net	301,388	630,587
Goodwill	2,247,714	5,200,587
Intangible assets, net	361,476	3,857,789
Other assets	8,853	90,209

TOTAL ASSETS	$3,904,606	$13,153,592

CURRENT LIABILITIES
Accounts payable	$408,187	$1,383,060
Accrued expenses	322,380	485,120
Short-term notes payable	995,619	1,031,159
Current portion—long-term debt	—	367,239
Settlement notes payable	—	677,793
Lease termination liability	—	706,150
Other current liabilities	666,333	732,519

Total current liabilities	2,392,519	5,383,040

Long-term debt, less current portion	—	4,989,702
Other liabilities	69,195	57,147

Total non-current liabilities	69,195	5,046,849

TOTAL LIABILITIES	2,461,714	10,429,889

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $.01 par value, 5,000,000 shares authorized, 4,440 and 6,775 issued and outstanding at December 31, 2002 and June 30, 2003, net of discount; liquidation preference of $4,440,000 and $6,775,000, respectively.	3,925,572	5,873,473
Common stock, $.01 par value, 100,000,000 shares authorized, 19,039,622 and 20,258,771 issued and outstanding at December 31, 2002 and June 30, 2003, respectively.	190,396	202,587
Additional paid in capital	41,924,284	42,641,158
Accumulated deficit	(44,586,502)	(45,970,711)
Accumulated other comprehensive loss	(10,858)	(22,804)

TOTAL STOCKHOLDERS’ EQUITY	1,442,892	2,723,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,904,606	$13,153,592

The accompanying notes are an integral part of these financial statements.

AXTIVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ending June 30,		For the six months ending June 30,
	2002	2003	2002	2003
Net revenue	$511,101	$1,706,660	$511,101	$2,692,943
Cost of revenue	(340,040)	(1,108,308)	(340,040)	(1,550,717)

Gross profit	171,061	598,352	171,061	1,142,226

Operating expenses
General and administrative	787,521	1,150,397	979,482	1,956,375
Marketing	34,185	111,517	34,185	227,878
Bad debt	—	13,232	—	13,507
Depreciation and amortization	12,167	197,119	12,167	258,217

Total operating expenses	833,873	1,472,265	1,025,834	2,455,977

Operating loss	(662,812)	(873,913)	(854,773)	(1,313,751)

Other income (expense)
Interest income	4,381	31	4,389	355
Interest expense	(2,920)	(63,517)	(37,259)	(84,030)
Income—other	—	40,000	—	100,000
Expenses—other	(8,828)	(65,128)	(9,790)	(86,783)

Total other income (expense)	(7,367)	(88,614)	(42,660)	(70,458)

Net loss	(670,179)	(962,527)	(897,433)	(1,384,209)

Provision for preferred stock dividends	(82,849)	(107,501)	(82,849)	(196,005)
Amortization of discount on preferred stock	(92,500)	(334,000)	(92,500)	(429,934)

Net loss attributed to common stockholders	$(845,528)	$(1,404,028)	$(1,072,782)	$(2,010,148)

Net loss per share, basic and diluted	$(0.05)	$(0.07)	$(0.06)	$(0.10)

Weighted average common shares outstanding, basic and diluted	17,767,656	19,283,452	17,127,898	19,161,537

COMPREHENSIVE INCOME (LOSS)

Net loss	$(670,179)	$(962,527)	$(897,433)	$(1,384,209)
Unrealized loss on available for sale securities	—	(11,946)	—	(11,946)

Comprehensive loss	$(670,179)	$(974,473)	$(897,433)	$(1,396,155)

The accompanying notes are an integral part of these financial statements.

AXTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(890,229)	$(1,014,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(37,006)	(5,002)
Cash received in the acquisition of ThinkSpark	—	91,832
Cash paid in connection with the ThinkSpark acquisition	—	(258,914)
Acquisition of subsidiaries, net of cash received	(1,640,168)	—
Settlements of prior acquisitions	—	(189,710)

Net cash used in investing activities	(1,677,174)	(361,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of preferred stock and warrants	2,561,000	2,212,966
Deferred financing fees	(35,007)	—
Repayment of settlement costs	—	(114,391)
Principal payments on capital leases	—	(20,333)

Net cash provided by financing activities	2,725,993	2,078,242

NET CHANGE IN CASH AND CASH EQUIVALENTS	158,590	702,296

Cash and cash equivalents, beginning of period	340,683	444,275

Cash and cash equivalents, end of period	$499,273	$1,146,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,841	$51,816
Cash paid for taxes	$8,386	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Fair value of warrants issued in connection with sale of preferred stock	$—	$411,000
Fair value of warrants issued to settle a note payable	$—	$414,000
Amortization of preferred stock beneficial conversion feature	$—	$95,936
Issuance of common stock as collateral	$—	$12,191
Issuance of note payable in connection with acquisition of ThinkSpark	$—	$181,440
Preferred stock issues in satisfaction of note payable	$—	$84,115
Preferred stock issues—cash not yet received	$—	$50,000

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows of the Company. The results of operations and cash flows for the interim dates are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 2003. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 (“Annual Report”).

As disclosed in the Annual Report, we apply Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, in accounting for our stock plans. Under APB No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is equal to or greater than the market price on the grant date. Compensation cost related to stock options recognized by us in accordance with APB No. 25 was not significant during the three and six months ended June 30, 2002 or 2003.

The following table illustrates the effect had we determined compensation cost based on fair value at the grant date for our stock options under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Disclosure and Transition”:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2003	2002	2003
Net loss attributed to common stockholders
As reported	$(845,528)	$(1,404,028)	$(1,072,782)	$(2,010,148)
Pro forma compensation expense	$(440,338)	$(994,935)	$(1,292,333)	$(1,600,958)

Pro forma	$(1,285,866)	$(2,398,963)	$(2,365,115)	$(3,611,106)

Basic and diluted loss per share
As reported	$(0.05)	$(0.07)	$(0.07)	$(0.11)
Pro forma	$(0.08)	$(0.13)	$(0.14)	$(0.19)

2. UNCERTAINTY OF PROPOSED PLAN OF OPERATION

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $46.0 million at June 30, 2003. Of this amount, approximately $33.5 million had accumulated through March 31, 2001, and is attributable to the Company’s former One-on-One golf video business. An additional amount totaling approximately $6.2 million reflects impairment charges and bad debts stemming from investments and loans made prior to the Company’s creation of its current business plan.

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

Our current financial condition will not allow us to finance additional acquisitions independently. We have no assurance that Axtive will be able to obtain additional financing on acceptable terms or at all. If we cannot obtain additional financing, we will not be able to complete any future acquisitions and will consequently not be able to successfully implement our business plan.

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

Acquisition of Media Resolutions, Inc.

On April 11, 2002, we completed the acquisition of Media Resolutions, Inc., an Application Service Provider (“ASP”) and website hosting company located in Dallas, Texas.

Acquisition of The Visionary Group, Inc.

On April 8, 2002, we acquired the Visionary Group, Inc., a professional services firm providing IT Professional Services related to Oracle applications software. Headquarted in Dallas, Texas, The Visionary Group has operations in Dallas and Austin, Texas.

Acquisition of Universal Data Technology, Inc.

On May 31, 2002, our newly created and wholly owned subsidiary, UDT Consulting, Inc., acquired the assets of Universal Data Technology, Inc., an IT Professional Services practice headquartered in Dallas, Texas with additional operations in Arkansas and Florida. In July 2003, Axtive, UDT Consulting, Inc., and Universal Data Technology, Inc. entered into a settlement agreement to resolve all outstanding obligations of the parties arising from the acquisition of Universal Data Technology, Inc.’s assets. We paid Universal Data Technology, Inc. $310,000 in full and final payment of the purchase price for the acquisition.

Acquisition of Virtually There, Inc.

In May 2002, we acquired Virtually There, Inc., an ASP and website hosting company located in Fort Worth, Texas.

Acquisition of ThinkSpark Corporation

In May 2003, we acquired ThinkSpark Corporation and its subsidiaries (“ThinkSpark”), a professional services firm providing IT Professional Services related to Oracle database software. ThinkSpark is headquartered in Dallas, Texas with additional offices in Austin, San Antonio, Oklahoma City, and Las Vegas, Nevada. The Company believes that ThinkSpark is a significant building block for growing Axtive’s IT professional services business in conjunction with executing the Company’s current business plan. As a result of the acquisition, the Company gained an industry savvy management team with decades of professional service experience, an established and profitable partnership with Oracle Education, and numerous long-term government contracts. We assigned a value of $662,000 to non-compete agreements entered into by ThinkSpark management, amortizable over 2 years; $662,000 to the Oracle Education partnership, amortizable over 2 years; and approximately $2.3 million to the government contracts acquired, amortizable over 5 years.

In exchange for all of the outstanding shares of ThinkSpark, we paid approximately $242,000 in cash and notes and $198,000 in acquisition-related costs. As part of the acquisition, Axtive assumed $5.0 million of long-term debt from ThinkSpark’s secured creditor, Merrill Lynch Business Financial Services, Inc. The debt assumed is secured by $1.0 million of accounts receivable of ThinkSpark and is guaranteed by the remaining subsidiaries of Axtive. We also issued Merrill Lynch warrants to acquire 5,000,000 shares of Axtive’s common stock in exchange for of the retirement of an additional $1.9 million of debt due from ThinkSpark To Merrill Lynch. The warrants have an exercise price of $0.01 per share and can be exercised anytime prior to the 10th anniversary of their issuance (May 2013). As a result of the warrants, Merrill Lynch could acquire a significant equity interest in Axtive. The issuance of these warrants, valued at $414,000 had no effect in the statement of operations as the debt was recorded as part of the ThinkSpark acquisition.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of ThinkSpark have been recorded at their estimated fair value and the results of operations have been included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible assets acquired in the acquisition totaled $3.6 million and was allocated to goodwill.

Allocation of Purchase Price

Following is a summary of the amounts assigned to the assets and liabilities of ThinkSpark:

Net Assets Acquired
Cash	$91,832
Accounts receivable	1,757,279
Property and equipment	445,746
Goodwill	2,958,163
Intangibles	3,639,854
Other assets	98,812

Total assets acquired	8,991,686

Accounts payable and accrued expenses	1,288,333
Other liabilities	7,262,999

Total liabilities assumed	8,551,332

Total purchase price	$440,354

None of the goodwill recorded as a result of the acquisition is expected to be deductible for tax purposes.

Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions discussed above had occurred at January 1, 2002:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2003	2002	2003
Revenues	$6,960,280	$3,360,185	$15,833,528	$7,625,186
Net income (loss) attributed to common stockholders	$(2,268,010)	$(2,364,245)	$(3,196,253)	$(1,240,500)
Net income (loss) per share attributed to common stockholders, basic and diluted	$(0.13)	$(0.12)	$(0.19)	$(0.06)
Weighted average shares outstanding, basic and diluted	17,767,656	19,283,452	17,127,898	19,161,537

4. RELATED PARTY TRANSACTIONS

Investment in PurchasePooling Solutions, Inc.

In October 2001, we participated in the amount of $400,000 in a syndicated loan to PurchasePooling Solutions, Inc. (“PurchasePooling”) in the total amount of $1,600,000. The loan was considered impaired and written off by the Company during 2001. In February 2003, the lenders to PurchasePooling (including Axtive) declared the loan to PurchasePooling in default and foreclosed upon the assets of the company. The previous lenders formed a new entity, Demand Aggregation Solutions, LLC (“DAS”), to hold the assets, and Axtive, under a management agreement, has agreed to manage the affairs of DAS in exchange for a management fee of $25,000 per month beginning in May 2003. Stemming from Axtive’s participation in the loan, the Company has a 25% membership interest in DAS that is subject to forfeiture if Axtive breaches its obligations under the management agreement. Additionally, the management agreement with DAS obligates Axtive to advance DAS for working capital needs at a rate not exceeding, on average, $50,000 per month up to a maximum of $1.2 million over the three year life of the agreement. At such time when DAS’s cash flow permits, DAS will reimburse the Company for all outstanding advances. As of June 30, 2003, Axtive has funded DAS approximately $100,000 which is included in “Other current assets” on the consolidated balance sheet.

In connection with the formation of DAS and Axtive’s agreement to manage its affairs, DAS participated in the Axtive 2003 Series A Preferred Financing (see Note 10 “Financing Transactions” ) investing $1.2 million of the $2.3 million raised.

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

Additionally, on July 1, 2003, we issued 297,674 restricted shares of our common stock valued at approximately $15,000 to TSTC International Holding Company, formerly known as Axtive Software Corporation. These shares constituted an additional payment due to TSTC in connection with our June 2002 purchase of certain assets. We were obligated to issue the additional restricted shares, not in excess of 297,674 shares, if the market price of our common stock had not been at or above $0.75 within the one-year period after our purchase.

5. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

6. REVENUE RECOGNITION

The Company earns revenues from providing consulting services, providing education, and selling products.

In Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19), the Task Force established certain criteria for net versus gross recording of sales transactions. EITF 99-19 requires, among other things, that revenues derived from products or services in which companies typically act as an intermediary be reported on a net basis. The Company has reported applicable revenues in accordance with EITF 99-19 in the accompanying financial statements.

Although the Company provides consulting services under both time-and-material and fixed-price contracts, the majority of our service revenues are recognized under time-and-material contracts as hours and costs are incurred. Revenues include reimbursable expenses billed to customers. Revenues from consulting services and database monitoring services are recognized when the Company has received a signed agreement, the Company has delivered the services, and collection is considered probable by management. Cost of revenues for consulting services and database management includes salaries, benefits, and other direct expenses related to providing consulting services. Deposits received from customers in advance of the delivery of product or provision of service are included in other current liabilities in the accompanying balance sheets.

Education revenues include amounts billed for providing training seminars at Company-owned and third-party facilities. Revenues from Company-organized courses are reported on a gross basis. Revenues from training courses conducted for Oracle Corporation are recorded on a net basis, as the Company receives a percentage of the amounts billed to participants. Cost of revenues for education revenues includes salaries, benefits, and other direct expenses related to providing education services.

Revenues for products primarily include sales of Oracle software, Oracle Education Credits, and hardware. These revenues are predominantly recorded at the net amount received by the Company, primarily because the Company typically acts only as an intermediary. Cost of revenues for products includes direct costs of providing products.

7. FOREIGN SUBSIDIARY

The Company’s wholly owned foreign subsidiary, Thinkspark Limited is currently in liquidation. No adjustments have been made to these consolidated financial statements to reflect the possible effects of this liquidation, which could include the reduction or settlement of certain liabilities.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

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

Intangible assets consist of the following as of June 30, 2003:

	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements	$911,040	$122,591
Oracle partnership	661,792	29,733
Government contracts acquired	2,316,270	41,627

Total	$3,889,102	$193,951

Intangible assets not subject to amortization:

Tradename	$162,638	$0
Goodwill	5,200,587	0

Total	$5,363,225	$0

Amortization expense related to the intangible assets totaled $122,317 and $143,541 for the three and six months ended June 30, 2003. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2003 is as follows:

2003	$597,638
2004	1,175,872
2005	765,472
2006	489,738
2007	473,408
2008	193,023

Total	$3,695,151

9. LOSS PER SHARE

Basic loss per share is calculated by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.

For the six months ended June 30, 2002 and 2003, due to our net losses, all shares of our Common Stock issuable upon conversion of convertible preferred stock, convertible debt and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive. The aggregate number of warrants and options excluded from the loss per share calculation for the six months ended June 30, 2002 and 2003 are 9,011,401, and 39,022,834, respectively.

10. FINANCING TRANSACTIONS

2003 Series A Preferred Financing

On May 23, 2003, the Company issued 2,335 shares of Series A Preferred shares in a private offering to new and existing private, accredited investors at $1,000 per share. The Company received gross proceeds of $2.3 million, consisting of $2.25 million in cash, less $122,024 of issuance costs and $84,000 in satisfaction of debt owed by the Company to a stockholder and an executive officer. The Series A Preferred shares carry an 8% cumulative dividend and are immediately convertible, at the option of the holder, into shares of common stock at $0.10 per share. The purchasers also received warrants to acquire 4,670,000 shares of Common Stock at $0.20 per share in connection with the transaction. These warrants were valued at $386,000 using the Black-Scholes model and have been treated as a discount to the Series A Preferred and have been recorded as an increase in additional paid in capital. Demand Aggregation Solutions, LLC (“DAS”) purchased $1.2 million of the Series A Preferred Stock. See Note 4 “Related Party Transactions” regarding our obligation to provide up to $1.2 million in funding to DAS.

The 2002 issuances of Series A Preferred, as discussed in our 2002 Annual Report, provided that subsequent issuances of such securities on terms more favorable than those provided to the original investors in the Series A Preferred would automatically adjust the terms and conditions on the outstanding Series A Preferred to the more favorable terms and conditions (“Superior Rights”). As a result, the initial conversion price on all Series A Preferred outstanding prior to the 2003 issuance was reduced from $0.75 to $0.10 per share and the exercise price of the warrants was reduced from $1.15 per share to $0.20 per share. Each purchaser of Series A Preferred Stock in 2002 was issued a restated warrant exercisable for additional shares as a result of the decrease in the initial conversion price. The additional value of the modified warrants was determined to be $77,000 using the Black-Scholes model and has been treated as a discount to the Series A Preferred and have been recorded as an increase in additional paid in capital. The restated warrants are exercisable for a total of 4,440,000 additional shares of common stock.

In July 2003, we issued an additional 50 shares of Series A Preferred Stock in a private offering to a purchaser in the May 2003 offering, G.C. “Scooter” Beachum, who is also one of our executive officers. This issuance was pursuant to an irrevocable subscription agreement executed by the purchaser at the time of the issuance of Series A Preferred Stock in May 2003. The terms were identical to the May 2003 sale of Series A Preferred Stock. The Company received gross proceeds of $50,000 in cash in July 2003. Based upon an irrevocable commitment to purchase, the $50,000 is included with “Other assets” as of June 30, 2003. As part of this subsequent issuance, we issued additional warrants exercisable for 100,000 shares of our common stock.

Receivables Factoring

One of the Company’s subsidiaries, UDT Consulting, Inc., has engaged with a third-party to factor certain of its receivables. The receivables are purchased by the factor with recourse to UDT Consulting, and amounts due under the Factoring and Security Agreement are secured by a pledge of receivables and other assets of UDT Consulting, and are guaranteed by Axtive. Under the agreement, UDT Consulting receives approximately 80% of the face amount of the receivable, pays interest at a rate of prime plus 2% and is subject to additional fees in certain circumstances. At June 30, 2003, UDT Consulting had approximately $194,000 of receivables sold under the agreement. These receivables remain on the Company’s financial statements until collected and the related liability to the factor is included in Other Current Liabilities in the Consolidated Balance Sheet.

Dividends in Arrears

As of June 30, 2003, there had been no dividends declared on the Series A Preferred stock and total dividends in arrears at June 30, 2003 totals $457,449. Undeclared dividends for the three and six months ended June 30, 2003 on the preferred shares as of that date totaled $107,501 and $196,005 and are reflected in the computation of net loss attributable to common stockholders in the Consolidated Statements of Operations.

11. ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	December 31, 2002	June 30, 2003
Professional fees	$59,632	$60,641
Interest	—	31,325
Salaries, bonuses and benefits	223,806	393,154
Other	38,942	—

	$322,380	$485,120

12. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows:

	December 31, 2002	June 30, 2003
Current portion of capital lease obligations	$41,522	$37,723
Deferred vendor liabilities	377,969	338,682
Amounts due on receivables factored	151,089	194,378
Customer deposits	39,941	39,275
Deferred revenue	37,707	22,805
Other	18,105	99,656

	$666,333	$732,519

13. SHORT-TERM NOTES PAYABLE, LONG-TERM DEBT, AND SETTLEMENT NOTES PAYABLE

Concurrent with the ThinkSpark acquisition, the Company entered into an Assignment and Assumption Agreement to assume $5.0 million of debt of ThinkSpark outstanding with Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”). The debt assumed is secured by $1.0 million of accounts receivable of ThinkSpark and is guaranteed by the remaining subsidiaries of Axtive. The debt is payable in monthly installments of $55,000 including 6.0% percent interest in year one, and monthly installments of $60,000 including 8.0% interest in year two, with the remaining balance due on June 1, 2005. The Company also issued Merrill Lynch warrants to acquire 5,000,000 shares of Axtive’s common stock at $0.01 per share for a term of 10 years in exchange for Merrill Lynch’s assignment to Axtive and settlement of an additional $1.9 million of debt due from ThinkSpark. These warrants were valued at $414,000 using the Black-Scholes model on the date of grant.

Also concurrent with the ThinkSpark acquisition, the Company entered into various other settlement agreements with former landlords, customers, and employees of ThinkSpark. Of these settlements, $1.17 million bear interest rates of 6.0%, and are all due and payable within six months to twenty four months of execution; and $160,000 bear no interest rate and are due and payable within twelve months of execution. As of June 30, 2003, the balance remaining due is $1.03 million and is included in “Short-term notes payable” on the consolidated balance sheet.

14. LEASE TERMINATION LIABILITY

During 2002, ThinkSpark closed certain offices that had existing lease obligations. The Company has estimated the liability associated with terminating these leases prior to their respective maturity dates. At June 30, 2003, the estimated liability related to these obligations that has been recorded by the Company totaled approximately $706,000. This estimate is based on signed releases, if applicable, or management’s expected liability based on ongoing negotiations. The Company is involved in litigation related to unpaid rent on several of these facilities, however management believes that the Company will be able to settle these claims and that the ultimate remaining liability will approximate $706,000.

15. LEGAL PROCEEDINGS

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

The Visionary Group ceased operations in December 2002 and currently has no employees and no assets and identified liabilities totaling, including the $110,000 non-payment discussed above, of approximately $190,000, which have been recorded in the accompanying consolidated balance sheets. We do not expect that an adverse judgment against The Visionary Group in this lawsuit would have a material impact on Axtive.

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

PROCEEDINGS AGAINST THINKSPARK

In 2002, a former customer obtained a final judgment against ThinkSpark. The former customer filed a collection suit against ThinkSpark with respect to the judgment in the amount of $940,000, including attorneys’ fees. The former customer also filed a lawsuit against certain of ThinkSpark’s then directors and stockholders with respect to alleged improper repurchases of stock from certain stockholders. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a settlement agreement with the former customer. ThinkSpark agreed to make a cash payment of $18,000 to the former customer and issue a promissory note for $150,000. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 12 months. In exchange, the former customer agreed not to seek to enforce the judgment, to dismiss with prejudice the separate lawsuit, and upon payment in full of the promissory note, to fully release ThinkSpark and the individual defendants from all claims.

In October 2002, a former employee and shareholder filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the former employee. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the former employee a promissory note in the amount of $169,000, a portion of which represented the merger consideration payable to the former employee and shareholder. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The former employee agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants.

In January 2001, a United Kingdom subsidiary of ThinkSpark entered into a lease for office space in London for a 15-year term. ThinkSpark was required to be a surety on this lease agreement. In October 2002, the ThinkSpark subsidiary ceased operations in the United Kingdom and consequently breached the lease agreement. The United Kingdom subsidiary is now in liquidation. The landlord filed suit against ThinkSpark in the United Kingdom. In May 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, Axtive executed a promissory note in favor of the landlord for $200,000. The promissory note bears interest at 6% per year and is payable over 12 months. Axtive issued 1,219,149 restricted shares of our common stock to the landlord as security for the promissory note. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. Assuming the promissory note is paid in full pursuant to its terms, all of the shares will be returned. All returned shares will be held by us as treasury shares. If there is a default on the promissory note, the landlord has the right to keep all or part of the shares to satisfy any remaining obligation. These shares have been treated as outstanding in the accompanying financial statements. These shares were recorded at par value with an offset to additional paid in capital.

ThinkSpark was sued in state court in Cuyahoga County, Ohio, for breach of a November 1998 lease agreement for office space in Cleveland, Ohio, which has been vacated by ThinkSpark. The landlord obtained a judgment in March 2003 for approximately $203,000 plus 10% per year until paid and all costs, including collection costs. The landlord has filed in state court in Texas an authenticated copy of a judgment for domestication under the Uniform Enforcement of Foreign Judgments Act, and ThinkSpark has been served with post-judgment discovery. The ThinkSpark subsidiary is in discussions with the landlord to settle the judgment; however, we can give you no assurance that ThinkSpark will be able to enter into a settlement. Management’s estimated of the potential liability has been recorded in the accompanying consolidated balance sheets as “Lease termination liability.”

A subsidiary of ThinkSpark was sued in state court in Tarrant County, Texas for breach of an October 1998 lease agreement for office space in Fort Worth, Texas, which has been vacated by the ThinkSpark subsidiary. The landlord seeks damages for past due rent, utilities and other sums due under the lease, future rents, brokerage commissions paid by the landlord at the commencement of the lease, and unreimbursed tenant improvement expenses in the total amount of approximately $212,000, plus attorneys’ fees. The ThinkSpark subsidiary is in discussions with the landlord to settle the claims; however, we can give you no assurance that the ThinkSpark subsidiary will be able to enter into a settlement or otherwise successfully defend against the landlord’s claims. Management’s estimate of the potential liability has been recorded in the accompanying consolidated balance sheets as “Lease termination liability.”

A subsidiary of ThinkSpark was sued in state court in Fulton County, Georgia for breach of a June 2000 lease agreement for office space in Atlanta, Georgia, which has been vacated by the ThinkSpark subsidiary. The landlord seeks damages for past due rent of approximately $12,000 per month since August 2002. The action as originally filed claimed past due rent from August-November 2002; however, the landlord has indicated its intent to seek the full remaining obligation under the lease from November 2002 of approximately $420,000. The ThinkSpark subsidiary is in discussions with the landlord to settle the claims; however, we can give you no assurance that the ThinkSpark subsidiary will be able to enter into a settlement or otherwise successfully defend against the landlord’s claims. Management’s estimate of the potential liability has been recorded in the accompanying consolidated balance sheets as “Lease termination liability.”

In August 2003, ThinkSpark was sued in Greene County, Ohio for breach of a November 1998 lease agreement extension for office space in Dayton, Ohio, which has been vacated by ThinkSpark. The landlord seeks damages for $55,556. ThinkSpark is in discussions with the landlord to settle the judgment; however, we can give you no assurance that ThinkSpark will be able to enter into a settlement. Management’s estimate of the potential liability has been recorded in the accompanying consolidated balance sheets as “Lease termination liability.”

In July 2003, an individual filed suit against ThinkSpark alleging breach of contract and seeking damages of $14,040 plus interest, attorney’s fees and costs of court. The suit was based on a contract between ThinkSpark and the former employee whereby the individual served as an independent contractor as a consultant and expert witness in a collection against a former customer. The individual rendered these services in 2001. ThinkSpark agreed to pay the individual $1,500 per month for a term of eleven months, commencing in August 2003. The parties also executed an Agreed Judgment in the amount of $21,500. In the event ThinkSpark defaults on its payments to this individual, the Agreed Judgment will be enforced with an offset equal to the amounts ThinkSpark had paid prior to the default. In exchange, the individual agreed to abate the proceedings against ThinkSpark and will file a motion for nonsuit with prejudice upon full satisfaction of the payments due.

16. INVESTMENT BANKING AGREEMENT

On June 26, 2003, the Company entered into an amended Investment Banking Agreement with Atlas Capital Services, LLC (“Atlas”), that was effective May 1, 2003, to act as an agent on a per transaction fee basis on our behalf in connection with certain advisory and investment banking services. At execution, the Company issued to Atlas 1,115,000 shares of its common stock and warrants to purchase 1,250,000 shares of common stock at $0.20 per share. Additionally, Atlas is entitled to a $10,000 per month advisory fee. As of June 30, 2003, we have paid Atlas $10,000 under the terms of this amended agreement and have recorded a liability for the fees accrued but not yet paid.

17. SUBSEQUENT EVENT

On August 18, 2003, ThinkSpark engaged with a third-party to factor certain of its receivables. The receivables are purchased by the factor with recourse to ThinkSpark, and amounts due under the Factoring and Security Agreement are secured by a pledge of receivables and other assets of ThinkSpark, and are guaranteed by Axtive. Under the agreement, ThinkSpark receives approximately 80% of the face amount of the receivable, pays interest at a rate of prime plus 2% and is subject to additional fees in certain circumstances.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Net Sales. As a result of our acquisitions in 2002 and the acquisition in May 2003, revenues from continuing operations for the three months ended June 30, 2003 were $1.7 million. Gross margins across all businesses averaged 35.0%, which is a decline from previous reporting periods. This decline is primarily due to the inclusion of cost of sales associated with over-runs on government contracts not yet authorized to be billed as of June 30, 2003 and not reflected in sales for the three months ended June 30, 2003.

General and Administrative Expenses. General and administrative expenses increased $360,000 to $1.15 million for the three months ended June 30, 2003 from $790,000 for the three months ended June 30, 2002. This increase is substantially a result of the acquisitions.

Marketing Expenses. Marketing expenses increased $77,300 to $111,500 for the three months ended June 30, 2003 from $34,200 for the three months ended June 30, 2002. This increase in expenses was primarily related to salaries and bonuses of internal sales and marketing personnel stemming from the acquisitions in 2002.

Depreciation and Amortization Expenses. The depreciation expense of $74,800 for the three months ended June 30, 2003 was related primarily to the property and equipment acquired through the acquisitions. The amortization expense of $122,300 related to non-competition agreements entered into with former employees of the acquired companies; and our Oracle partnership and government contracts assumed in the ThinkSpark acquisition.

Interest Expense. Interest expense increased $60,600 to $63,500 for the three months ended June 30, 2003 from $2,900 for the three months ended June 30, 2002. Interest expense in the three months ended June 30, 2003, reflects primarily the cost of factoring receivables by our subsidiary, UDT Consulting, and one month’s interest expense on the installment note and settlement agreements entered into as a result of the ThinkSpark acquisition.

Other Income. Other income for the three months ended June 30, 2003 consists primarily of the management fees we received from PurchasePooling and DAS (see note 4 “Related Party Transactions”).

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Net Sales. As a result of our acquisitions in 2002 and the acquisition in May 2003, revenues from continuing operations for the six months ended June 30, 2003 were $2.7 million. Gross margins across all businesses averaged 42.4%, which is a slight decline from previous reporting periods. This decline is primarily due to the inclusion of cost of sales associated with over-runs on government contracts not yet billed as of June 30, 2003 and not reflected in sales for the six months ended June 30, 2003.

General and Administrative Expenses. General and administrative expenses increased $979,000 to $1.96 million for the six months ended June 30, 2003 from $979,000 for the six months ended June 30, 2002. This increase is substantially a result of the acquisitions.

Marketing Expenses. Marketing expenses increased $193,700 to $227,900 for the six months ended June 30, 2003 from $34,200 for the six months ended June 30, 2002. This increase in expenses was primarily related to salaries and bonuses of internal sales and marketing personnel stemming from the acquisitions in 2002.

Depreciation and Amortization Expenses. The depreciation expense of $114,700 for the six months ended June 30, 2003 was related primarily to the property and equipment acquired through the acquisitions. The amortization expense of $143,500 related to non-competition agreements entered into with former employees of the acquired companies; and our Oracle partnership and government contracts assumed in the ThinkSpark acquisition.

Interest Expense. Interest expense increased $46,800 to $84,000 for the six months ended June 30, 2003 from $37,200 for the six months ended June 30, 2002. Interest expense in the first six months of 2002 was attributable to certain loans that were converted into equity in April 2002 with the issuance of Series A Preferred Stock. Interest expense in the six months ended June 30, 2003, reflects primarily the cost of factoring receivables by our subsidiary, UDT Consulting, and one month’s interest expense on the installment note and settlement agreements entered into as a result of the ThinkSpark acquisition.

Other Income. Other income for the six months ended June 30, 2003 consists primarily of the management fees we received from PurchasePooling and DAS (see note 4 “Related Party Transactions”).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had cash and cash equivalents of $1.1 million and a working capital deficit of $2.0 million compared to cash and cash equivalents of $444,300 and a working capital deficit of $1.4 million on December 31, 2002. During the six months ended June 30, 2003, net cash used in operating activities was $1.3 million, net cash used in investing activities was $1,000, and net cash provided by financing activities was $2.1 million, for a total increase in cash and cash equivalents for the period of $0.7 million. We do not maintain a bank credit facility.

During the first six months of 2003, the Company entered into an Assignment and Assumption Agreement to assume $5.0 million of debt of ThinkSpark outstanding with Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”). As of June 30, 2003, the current portion outstanding is $367,000. The debt assumed is secured by $1.0 million of accounts receivable of ThinkSpark and is guaranteed by the remaining subsidiaries of Axtive. The debt is payable in monthly installments of $55,000 including 6.0% percent interest in year one, and monthly installments of $60,000 including 8.0% interest in year two, with the remaining balance due on June 1, 2004.

Also during the first six months of 2003, the Company entered into various other settlement agreements with former landlords, customers, and employees of ThinkSpark. Of these settlements, $1.17 million bear interest rates of 6.0%, and are all due and payable within six months to twenty four months of execution; and $160,000 bear no interest rate and are due and payable within twelve months of execution. As of June 30, 2003, the balance remaining due is $1.03 million, including $678,000 classified as current on the accompanying consolidated balance sheet.

We expect our liquidity to remain tight throughout the remainder of 2003. We will look to our current cash reserves, cash reserves created by our additional issuance of shares of Series A Preferred Stock in May 2003, cash flows generated by our factoring agreements, and cash flows generated by our acquired companies to meet current liquidity requirements. While we have a level of comfort as to the projected cash flows generated by our acquired companies, we are relying on projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity.

We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. There can be no assurance that future financings can be completed.

Ability to Continue as a Going Concern

Our independent accountants included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002, contained in our most recent Annual Report on Form 10-KSB, that states that our consolidated financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and current Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and the current Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Axtive in such reports is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

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

In August 2003, ThinkSpark was sued in Greene County, Ohio for breach of a November 1998 lease agreement extension for office space in Dayton, Ohio, which has been vacated by ThinkSpark. The landlord seeks damages for $55,555.95. ThinkSpark is in discussions with the landlord to settle the judgment; however, we can give you no assurance that ThinkSpark will be able to enter into a settlement.

In July 2003, an individual filed suit against ThinkSpark alleging breach of contract and seeking damages of $14,040.00 plus interest, attorney’s fees and costs of court. The suit was based on a contract between ThinkSpark and the former employee whereby the individual served as an independent contractor as a consultant and expert witness in a collection against a former customer. The individual rendered these services in 2001. ThinkSpark agreed to pay the indivual $1,500 per month for a term of eleven months, commencing in August 2003. The parties also executed an Agreed Judgment in the amount of $21,500. In the event ThinkSpark defaults on its payments to this individual, the Agreed Judgment will be enforced with an offset equal to the amounts ThinkSpark had paid prior to the default. In exchange, the individual agreed to abate the proceedings against ThinkSpark and will file a motion for nonsuit with prejudice upon full satisfaction of the payments due.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUANCE OF SERIES A PREFERRED STOCK

On May 23, 2003, we issued 2,335 shares of our Series A Preferred Stock in a private offering to new and existing private, accredited investors at $1,000 per share. We received gross proceeds of $2.3 million, consisting of $2.25 million in cash and $84,000 in satisfaction of debt owed by Axtive to a stockholder and to an executive officer. Of the net cash proceeds, after $124,000 in legal expenses related to the issuance of Series A Preferred Stock, the acquisition of ThinkSpark and the preparation of the management agreement regarding Demand Aggregation Solutions, LLC, we have used or expect to use $500,000 to satisfy current liabilities arising from prior acquisitions and $61,000 in cash merger consideration for the ThinkSpark acquisition. The balance is available for working capital and general corporate purposes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the second quarter of 2003.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive and Chief Financial Officer’s Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 11, 2003, Axtive filed a Form 8-K/A reporting the unaudited combined pro forma condensed balance sheets of Axtive Corporation and ThinkSpark Corporation as of March 31, 2003, and the related unaudited combined pro forma condensed statements of operations for the year ended December 31, 2002, and the three months ended March 31, 2003, for the previously announced acquisition of ThinkSpark Corporation and its subsidiaries on May 23, 2003.

On August 14, 2003, Axtive filed a Form 8-K announcing the change in their certifying accountant and the change in their Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXTIVE CORPORATION

By:	/s/ Molly W. MacTaggart
Molly W. MacTaggart
Chief Financial Officer
(Principal Financial and Accounting Officer)

September             , 2003

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive and Chief Financial Officer’s Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.