Form 10QSB/A
period 2003-06-30
AXTIVE CORP
filed 2003-09-08
CIK 1015172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

AXTIVE CORPORATION

EXPLANATORY NOTE

Axtive Corporation (the “Company”) is amending its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 due to the premature filing thereof on the morning of September 8, 2003 by the Company’s financial printer before all corrections had been made.

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

AXTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities, net of effect of acquisition	$(890,229)	$(1,014,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(37,006)	(5,002)
Cash received in the acquisition of ThinkSpark	—	91,832
Cash paid in connection with the ThinkSpark acquisition	—	(258,914)
Acquisition of subsidiaries, net of cash received	(1,640,168)	—
Settlements of prior acquisitions	—	(189,710)

Net cash used in investing activities	(1,677,174)	(361,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of preferred stock and warrants	2,561,000	2,212,966
Deferred financing fees	(35,007)	—
Repayment of settlement notes payable	—	(114,391)
Contributed capital	200,000	—
Principal payments on capital leases	—	(20,333)

Net cash provided by financing activities	2,725,993	2,078,242

NET CHANGE IN CASH AND CASH EQUIVALENTS	158,590	702,296

Cash and cash equivalents, beginning of period	340,683	444,275

Cash and cash equivalents, end of period	$499,273	$1,146,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,841	$51,816
Cash paid for taxes	$8,386	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Fair value of warrants issued in connection with sale of preferred stock	$—	$411,000
Fair value of warrants issued to settle a note payable	$—	$414,000
Amortization of preferred stock beneficial conversion feature	$—	$95,936
Issuance of common stock as collateral	$—	$12,191
Issuance of notes payable in connection with acquisition of ThinkSpark	$—	$181,440
Preferred stock issued in satisfaction of note payable	$—	$84,115
Preferred stock issued—cash not yet received	$—	$50,000

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

The following table illustrates the effect had we determined compensation cost based on fair value at the grant date for our stock options under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Disclosure and Transition”:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2003	2002	2003
Net loss attributed to common stockholders
As reported	$(845,528)	$(1,404,028)	$(1,072,782)	$(2,010,148)
Pro forma compensation expense	$(440,338)	$(994,935)	$(1,292,333)	$(1,600,958)

Pro forma	$(1,285,866)	$(2,398,963)	$(2,365,115)	$(3,611,106)

Basic and diluted loss per share
As reported	$(0.05)	$(0.07)	$(0.06)	$(0.10)
Pro forma	$(0.07)	$(0.12)	$(0.14)	$(0.19)

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

In exchange for all of the outstanding shares of ThinkSpark, we paid approximately $242,000 in cash and notes and $198,000 in acquisition-related costs. As part of the acquisition, Axtive assumed $5.0 million of long-term debt from ThinkSpark’s secured creditor, Merrill Lynch Business Financial Services, Inc. The debt assumed is secured by $1.0 million of accounts receivable of ThinkSpark and is guaranteed by the remaining subsidiaries of Axtive. We also issued Merrill Lynch warrants to acquire 5,000,000 shares of Axtive’s common stock in exchange for the retirement of an additional $1.9 million of debt due from ThinkSpark to Merrill Lynch. The warrants have an exercise price of $0.01 per share and can be exercised anytime prior to the 10th anniversary of their issuance (May 2013). As a result of the warrants, Merrill Lynch could acquire a significant equity interest in Axtive. The issuance of these warrants, valued at $414,000 using the Black-Scholes model, had no effect in the statement of operations as the debt was recorded as part of the ThinkSpark acquisition.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of ThinkSpark have been recorded at their estimated fair value and the results of operations have been included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible assets acquired in the acquisition totaled $3.0 million and was allocated to goodwill.

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

4. RELATED PARTY TRANSACTIONS

Investment in PurchasePooling Solutions, Inc.

In October 2001, we participated in the amount of $400,000 in a syndicated loan to PurchasePooling Solutions, Inc. (“PurchasePooling”) in the total amount of $1,600,000. The loan was considered impaired and written off by the Company during 2001. In February 2003, the lenders to PurchasePooling (including Axtive) declared the loan to PurchasePooling in default and foreclosed upon the assets of the company. The previous lenders formed a new entity, Demand Aggregation Solutions, LLC (“DAS”), to hold the assets, and Axtive, under a management agreement, has agreed to manage the affairs of DAS in exchange for a management fee of $25,000 per month beginning in May 2003. Stemming from Axtive’s participation in the loan, the Company has a 25% membership interest in DAS that is subject to forfeiture if Axtive breaches its obligations under the management agreement. Additionally, the management agreement with DAS obligates Axtive to advance DAS for working capital needs at a rate not exceeding, on average, $50,000 per month up to a maximum of $1.2 million over the three year life of the agreement. At such time as DAS’s cash flow permits, DAS will reimburse the Company for all outstanding advances. As of June 30, 2003, Axtive has funded DAS approximately $100,000 which is included in “Other current assets” on the consolidated balance sheet.

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

10. FINANCING TRANSACTIONS

2003 Series A Preferred Financing

On May 23, 2003, the Company issued 2,335 shares of Series A Preferred shares in a private offering to new and existing private, accredited investors at $1,000 per share. The Company received gross proceeds of $2.3 million, consisting of $2.25 million in cash, less $122,024 of issuance costs and $84,000 in satisfaction of debt owed by the Company to a stockholder and an executive officer. The Series A Preferred shares carry an 8% cumulative dividend and are immediately convertible, at the option of the holder, into shares of common stock at $0.10 per share. The purchasers also received warrants to acquire 4,670,000 shares of common stock at $0.20 per share in connection with the transaction. These warrants were valued at $386,000 using the Black-Scholes model and have been treated as a discount to the Series A Preferred and were recorded as an increase in additional paid in capital. Demand Aggregation Solutions, LLC (“DAS”) purchased $1.2 million of the Series A Preferred. See Note 4 “Related Party Transactions” regarding our obligation to provide up to $1.2 million in funding to DAS.

The 2002 issuances of Series A Preferred, as discussed in our 2002 Annual Report, provided that subsequent issuances of such securities on terms more favorable than those provided to the original investors in the Series A Preferred would automatically adjust the terms and conditions on the outstanding Series A Preferred to the more favorable terms and conditions (“Superior Rights”). As a result, the initial conversion price on all Series A Preferred outstanding prior to the 2003 issuance was reduced from $0.75 to $0.10 per share and the exercise price of the warrants was reduced from $1.15 per share to $0.20 per share. Each purchaser of Series A Preferred in 2002 was issued a restated warrant exercisable for additional shares as a result of the decrease in the initial conversion price. The additional value of the modified warrants was determined to be $77,000 using the Black-Scholes model and has been treated as a discount to the Series A Preferred and were recorded as an increase in additional paid in capital. The restated warrants are exercisable for a total of 4,440,000 additional shares of common stock.

In July 2003, we issued an additional 50 shares of Series A Preferred in a private offering to a purchaser in the May 2003 offering, G.C. “Scooter” Beachum, who is also one of our executive officers. This issuance was pursuant to an irrevocable subscription agreement executed by the purchaser at the time of the issuance of Series A Preferred in May 2003. The terms were identical to the May 2003 sale of Series A Preferred. The Company received gross proceeds of $50,000 in cash in July 2003. Based upon an irrevocable commitment to purchase, the $50,000 is included with “Other assets” as of June 30, 2003. As part of this subsequent issuance, we issued additional warrants exercisable for 100,000 shares of our common stock.

Receivables Factoring

One of the Company’s subsidiaries, UDT Consulting, Inc., has engaged with a third-party to factor certain of its receivables. The receivables are purchased by the factor with recourse to UDT Consulting, and amounts due under the Factoring and Security Agreement are secured by a pledge of receivables and other assets of UDT Consulting, and are guaranteed by Axtive. Under the agreement, UDT Consulting receives approximately 80% of the face amount of the receivable, pays interest at a rate of prime plus 2% and is subject to additional fees in certain circumstances. At June 30, 2003, UDT Consulting had approximately $194,000 of receivables sold under the agreement. These receivables remain on the Company’s financial statements until collected and the related liability to the factor is included in “Other current liabilities” in the Consolidated Balance Sheet.

Dividends in Arrears

As of June 30, 2003, there had been no dividends declared on the Series A Preferred and total dividends in arrears at June 30, 2003 totals $457,449. Undeclared dividends for the three and six months ended June 30, 2003 on the preferred shares as of that date totaled $107,501 and $196,005 and are reflected in the computation of net loss attributable to common stockholders in the Consolidated Statements of Operations.

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

In October 2002, a former employee and shareholder filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the former employee. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the former employee and shareholder a promissory note in the amount of $169,000, a portion of which represented the merger consideration payable to the former employee and shareholder. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The former employee agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants.

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

16. INVESTMENT BANKING AGREEMENT

On June 26, 2003, the Company entered into an amended Investment Banking Agreement with Atlas Capital Services, LLC (“Atlas”), that was effective May 1, 2003, to act as an agent on a per transaction fee basis on our behalf in connection with certain advisory and investment banking services. At execution, the Company issued to Atlas 1,115,000 shares of its common stock and warrants to purchase 1,250,000 shares of common stock at $0.20 per share. The Company also issued 250,000 restricted shares of our common stock directly to Leeb Brokerage Services for Leeb’s introduction of Atlas to us. Additionally, Atlas is entitled to a $10,000 per month advisory fee. As of June 30, 2003, we have paid Atlas $10,000 under the terms of this amended agreement and have recorded a liability for the fees accrued but not yet paid.

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

General and Administrative Expenses. General and administrative expenses increased $980,000 to $1.96 million for the six months ended June 30, 2003 from $980,000 for the six months ended June 30, 2002. This increase is substantially a result of the acquisitions.

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

Interest Expense. Interest expense increased $46,800 to $84,000 for the six months ended June 30, 2003 from $37,200 for the six months ended June 30, 2002. Interest expense in the first six months of 2002 was attributable to certain loans that were converted into equity in April 2002 with the issuance of Series A Preferred. Interest expense in the six months ended June 30, 2003, reflects primarily the cost of factoring receivables by our subsidiary, UDT Consulting, and one month’s interest expense on the installment note and settlement agreements entered into as a result of the ThinkSpark acquisition.

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

We expect our liquidity to remain tight throughout the remainder of 2003. We will look to our current cash reserves, cash reserves created by our additional issuance of shares of Series A Preferred in May 2003, cash flows generated by our factoring agreements, and cash flows generated by our acquired companies to meet current liquidity requirements. While we have a level of comfort as to the projected cash flows generated by our acquired companies, we are relying on projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity.

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

In October 2002, a former employee and shareholder filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the former employee. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the former employee a promissory note in the amount of $169,000, a portion of which represented the merger consideration payable to the former employee. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The former employee and shareholder agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUANCE OF SERIES A PREFERRED

On May 23, 2003, we issued 2,335 shares of our Series A Preferred shares in a private offering to new and existing private, accredited investors at $1,000 per share. We received gross proceeds of $2.3 million, consisting of $2.25 million in cash and $84,000 in satisfaction of debt owed by Axtive to a stockholder and to an executive officer. Of the net cash proceeds, after $124,000 in legal expenses related to the issuance of Series A Preferred, the acquisition of ThinkSpark and the preparation of the management agreement regarding Demand Aggregation Solutions, LLC, we have used or expect to use $500,000 to satisfy current liabilities arising from prior acquisitions and $61,000 in cash merger consideration for the ThinkSpark acquisition. The balance is available for working capital and general corporate purposes.

Each new share of our Series A Preferred carries an 8% cumulative dividend and is convertible into shares of our common stock at an initial conversion price of $0.10 per share. The new shares of Series A Preferred were immediately convertible upon issuance. Each new purchaser was also granted warrants to purchase 20 shares of our common stock for each 100 shares of common stock the investor was initially entitled to receive upon conversion of the Series A Preferred. The warrants are exercisable at a price of $0.20 per share. We issued warrants to acquire 4,670,000 shares of common stock in connection with the new financing.

The initial issuance of Series A Preferred in 2002 provided that subsequent issuances of the shares on terms more favorable than those provided to the original investors in the Series A Preferred would automatically adjust the terms and conditions on the outstanding Series A Preferred to the more favorable terms and conditions. As a result, the initial conversion price on all shares of Series A Preferred issued in 2002 was reduced from $0.75 to $0.10 per share, and the exercise price of the warrants issued in 2002 was reduced from $1.15 per share to $0.20 per share. Each purchaser of Series A Preferred in 2002 was issued a restated warrant exercisable for additional shares as a result of the decrease in the initial conversion price. The restated warrants are exercisable for a total of 7,696,002 additional shares of common stock. In addition, the holders of the Series A Preferred were given the right to elect one member of our board of directors.

In July 2003, we issued an additional 50 shares of Series A Preferred in a private offering to a purchaser in the May 2003 offering, G.C. “Scooter” Beachum, who is also one of our executive officers. This issuance was pursuant to an irrevocable subscription agreement executed by the purchaser at the time of the issuance of Series A Preferred in May 2003. The terms were identical to the May 2003 sale of Series A Preferred. The Company received gross proceeds of $50,000 in cash. Net proceeds of the sale will be used for general corporate purposes. As part of this subsequent issuance, we issued additional warrants exercisable for 100,000 shares of our common stock.

We paid no commissions in connection with issuance of the new shares of Series A Preferred in 2003. The new shares of Series A Preferred and warrants to purchase common stock were issued by the Company in reliance upon an exemption from registration pursuant to Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933. A Form D was filed with the SEC.

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

Effective May 1, 2003, we entered into a new services agreement with Atlas Capital Services, LLC. Pursuant to the agreement, in exchange for financial advisory services as described in the agreement Atlas was entitled to an advisory fee consisting of (1) 1,115,000 restricted shares of our common stock, (2) 250,000 restricted shares of our common stock to be issued directly to Leeb Brokerage Services for Leeb’s introduction of Atlas to us, (3) warrants to purchase 1,250,000 restricted shares of our common stock, and (4) a monthly cash fee. The warrants were issued effective June 26, 2003, upon the same terms as the warrants issued to the purchasers of Series A Preferred in May 2003. The restricted shares of common stock were issued in July 2003. The issuance of the restricted shares of common stock and warrants did not involve a public offering. The restricted shares and warrants were issued by the Company in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXTIVE CORPORATION

By:	/s/ Molly W. MacTaggart
Molly W. MacTaggart
Chief Financial Officer
(Principal Financial and Accounting Officer)

September 8, 2003

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