Form 10QSB
period 2003-09-30
AXTIVE CORP
filed 2003-11-13
CIK 1015172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of November 1, 2003, the issuer had 21,630,555 shares of Common Stock outstanding.

AXTIVE CORPORATION

AXTIVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2003
		(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$444,275	$62,278
Marketable securities	26,873	—
Accounts receivable, net	392,043	2,604,915
Other current assets	121,984	508,238

Total current assets	985,175	3,175,431

NON-CURRENT ASSETS
Property and equipment, net	301,388	554,075
Goodwill	2,247,714	4,636,065
Intangible assets, net	361,476	3,577,642
Other assets	8,853	82,058

TOTAL ASSETS	$3,904,606	$12,025,271

CURRENT LIABILITIES
Accounts payable	$408,187	$1,950,233
Accrued expenses	322,380	449,654
Short-term notes payable	995,619	456,921
Current portion – long-term debt	—	370,268
Current portion – settlement notes payable	—	641,797
Lease termination liability	—	342,000
Other current liabilities	666,333	934,293

Total current liabilities	2,392,519	5,145,166

Long-term debt, less current portion	—	4,800,184
Other liabilities	69,195	55,351

Total non-current liabilities	69,195	4,855,535

TOTAL LIABILITIES	2,461,714	10,000,701

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $.01 par value, 5,000,000 shares authorized, 4,440 and 6,825 issued and outstanding at December 31, 2002 and September 30, 2003, net of discount; liquidation preference of $4,440,000 and $6,825,000, respectively	3,925,572	5,871,439
Common stock, $.01 par value, 100,000,000 shares authorized, 19,039,622 and 21,956,445 issued and outstanding at December 31, 2002 and September 30, 2003, respectively	190,396	219,564
Additional paid in capital	41,924,284	42,758,011
Accumulated deficit	(44,586,502)	(46,826,300)
Accumulated other comprehensive income (loss)	(10,858)	1,856

TOTAL STOCKHOLDERS’ EQUITY	1,442,892	2,024,570

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,904,606	$12,025,271

The accompanying notes are an integral part of these financial statements.

AXTIVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2003	2002	2003
Net revenue	$1,008,998	$3,590,774	$1,520,099	$6,284,437
Cost of revenue	(498,518)	(2,156,717)	(838,558)	(3,707,433)
Gross profit	510,480	1,434,057	681,541	2,577,004

Operating expenses
General and administrative	1,033,405	1,957,065	2,069,156	3,959,955
Marketing	46,673	84,225	80,858	312,104
Bad debt	(982,500)	9,975	(1,037,500)	18,770
Impairment of assets	600,000	220,372	600,000	220,372
Depreciation and amortization	29,110	373,213	41,278	631,430

Total operating expenses	726,688	2,644,850	1,753,792	5,142,631

Operating loss	(216,208)	(1,210,793)	(1,072,251)	(2,565,627)
Other income (expense)
Interest income	1,262	887	5,651	1,242
Interest expense	(15,917)	(88,347)	(53,176)	(172,377)
Gain on extinguishment of debt	—	390,619	—	390,619
Income—other	3,979	60,000	3,822	106,345
Expenses—other	—	(6,153)	(8,365)	—

Total other income (expense)	(10,676)	357,006	(52,068)	325,829

Net loss	(226,884)	(853,787)	(1,124,319)	(2,239,798)
Provision for preferred stock dividends	(89,066)	(137,622)	(171,915)	(333,627)
Amortization of discount on preferred stock	(95,595)	—	(188,095)	(334,000)

Net loss attributed to common stockholders	$(411,545)	$(991,409)	$(1,484,329)	$(2,907,425)

Net loss per share, basic and diluted	$(0.02)	$(0.05)	$(0.08)	$(0.14)

Weighted average common shares outstanding, basic and diluted	18,984,677	21,313,425	17,755,760	20,320,404

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

Net loss	$(226,884)	$(853,787)	$(1,124,319)	$(2,239,798)
Unrealized loss on available for sale securities	(29,381)	—	(29,381)	—

Comprehensive loss	$(256,265)	$(853,787)	$(1,153,700)	$(2,239,798)

The accompanying notes are an integral part of these financial statements.

AXTIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities, net of effect of acquisition	$(656,564)	$(1,783,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(81,734)	—
Proceeds from sale of assets	—	2,395
Cash received in the acquisition of ThinkSpark	—	91,832
Cash paid in connection with the ThinkSpark acquisition	—	(258,914)
Cash received from sale of marketable securities	—	16,077
Acquisition of subsidiaries, net of cash received	(1,640,168)	—
Settlements of prior acquisitions	—	(189,710)

Net cash used in investing activities	(1,721,902)	(338,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of preferred stock and warrants	2,874,869	2,260,931
Repayment of settlement notes	—	(262,416)
Borrowings on short-term notes payable	—	222,931
Repayment on short-term notes payable	(48,000)	(376,010)
Repayment on long-term debt	—	(85,691)
Contributed capital	200,000	—
Principal payments on capital leases	—	(20,333)

Net cash provided by financing activities	3,026,869	1,739,412

NET CHANGE IN CASH AND CASH EQUIVALENTS	648,403	(381,997)

Cash and cash equivalents, beginning of period	340,683	444,275

Cash and cash equivalents, end of period	$989,086	$62,278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$17,758	$170,631

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Fair value of warrants issued in connection with sale of preferred stock	$—	$411,000
Fair value of warrants issued to settle a note payable	$—	$414,000
Amortization of preferred stock beneficial conversion feature	$—	$95,936
Issuance of common stock as collateral	$—	$12,191
Issuance of notes payable in connection with acquisition of ThinkSpark	$—	$181,440
Preferred stock issued in satisfaction of note payable	$—	$84,115
Issuance of common stock as payment for certain assets	$—	$15,000

The accompanying notes are an integral part of these financial statements.

AXTIVE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In this Quarterly Report on Form 10-QSB, we will refer to Axtive Corporation, a Delaware corporation, as “Axtive,” “Company,” “we,” “us” and “our.” Prior to October 28, 2002, the Company was known as Edge Technology Group, Inc. Throughout this Quarterly Report where prior reports included a reference to “Edge” in a historical context, the reference to Edge has been changed to “Axtive.” Axtive is a publicly traded company (OTC BB: AXTV).

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows of the Company. The results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 2003. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 (“Annual Report”).

As disclosed in the Annual Report, we apply Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, in accounting for our stock plans. Under APB No. 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is equal to or greater than the market price on the grant date. Compensation cost related to stock options recognized by us in accordance with APB No. 25 was not significant during the three and nine months ended September 30, 2002 or 2003.

The following table illustrates the effect had we determined compensation cost based on fair value at the grant date for our stock options under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Disclosure and Transition”:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss attributed to common stockholders
As reported	($411,545)	($991,409)	($1,484,329)	($2,907,425)
Pro forma compensation expense	($440,338)	($97,069)	($1,292,333)	($1,698,027)

Pro forma net loss attributed to common stockholders	($851,883)	($1,088,478)	($2,776,662)	($4,605,452)

Basic and diluted loss per share
As reported	($0.02)	($0.05)	($0.08)	($0.14)
Pro forma	($0.04)	($0.05)	($0.16)	($0.23)

2. UNCERTAINTY OF PROPOSED PLAN OF OPERATION

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $46.8 million at September 30, 2003. Of this amount, approximately $33.5 million had accumulated through March 31, 2001, and is attributable to the Company’s former One-on-One golf video business. An additional amount totaling approximately $6.2 million reflects impairment charges and bad debts stemming from investments and loans made prior to the Company’s creation of its current business plan.

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

3. BUSINESS COMBINATIONS

The acquisitions described below were made pursuant to our business model as discussed in the Annual Report. The purchase price for each acquisition was generally based upon a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for certain non-recurring costs deemed to be unique to the particular company or situation. The excess purchase price over the fair value of the tangible and intangible assets acquired in the acquisitions resulted in payments characterized as goodwill.

Acquisition of The Visionary Group, Inc.

On April 8, 2002, we acquired The Visionary Group, Inc., a professional services firm providing IT Professional Services related to Oracle applications software. In December 2002 The Visionary Group ceased operations and transferred all of its assets to other of the Company’s subsidiaries.

Acquisition of Universal Data Technology, Inc.

On May 31, 2002, our newly created and wholly owned subsidiary, UDT Consulting, Inc., acquired the assets of Universal Data Technology, Inc., an IT Professional Services practice headquartered in Dallas, Texas with additional operations in Arkansas and Florida. In July 2003, Axtive, UDT Consulting, Inc., and Universal Data Technology, Inc. entered into a settlement agreement to resolve all outstanding obligations of the parties arising from the acquisition of Universal Data Technology, Inc.’s assets. In July 2003 we paid Universal Data Technology, Inc. $310,000 in full and final payment of the purchase price for the acquisition. $390,000, which represents the difference between the $700,000 that was originally recorded as a note payable as of the acquisition date and the amount paid of $310,000, is included as a “Gain on extinguishment of debt” in the accompanying consolidated statements of operations.

Acquisition of Media Resolutions, Inc.

On April 11, 2002, we completed the acquisition of Media Resolutions, Inc., an application service provider (“ASP”) and website hosting company located in Dallas, Texas.

Acquisition of Virtually There, Inc.

In May 2002, we acquired Virtually There, Inc., an ASP and website hosting company located in Fort Worth, Texas.

In July 2003, the Company announced the formation of ThinkSpark Web Services and Solutions, a business unit which combines the operations of its Virtually There, Inc. and Media Resolutions, Inc. subsidiaries.

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

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of ThinkSpark have been recorded at their estimated fair value and the results of operations have been included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible assets acquired in the acquisition totaled $2.6 million and was allocated to goodwill.

Allocation of Purchase Price

Following is a summary of the amounts assigned to the assets and liabilities of ThinkSpark:

Net Assets Acquired
Cash	$91,832
Accounts receivable	1,757,279
Property and equipment	445,746
Goodwill	2,614,013
Intangibles	3,639,854
Other assets	98,812

Total assets acquired	8,647,536

Accounts payable and accrued expenses	1,288,333
Other liabilities	6,918,849

Total liabilities assumed	8,207,182

Total purchase price	$440,354

None of the goodwill recorded as a result of the acquisition is expected to be deductible for tax purposes.

Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions discussed above had occurred at January 1, 2002:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues	$5,450,260	$3,590,774	$21,267,716	$11,215,960

Net income (loss) attributed to common stockholders	$(2,073,344)	$(2,437,699)	$(4,421,590)	$(3,145,079)

Net income (loss) per share attributed to common stockholders, basic and diluted	$(0.11)	$(0.11)	$(0.25)	$(0.15)

Weighted average shares outstanding, basic and diluted	18,984,677	21,313,425	17,755,760	20,320,404

4. RELATED PARTY TRANSACTIONS

Investment in PurchasePooling Solutions, Inc.

In October 2001, we participated in the amount of $400,000 in a syndicated loan to PurchasePooling Solutions, Inc. (“PurchasePooling”) in the total amount of $1,600,000. The loan was considered impaired and written off by the Company during 2001. In February 2003, the lenders to PurchasePooling (including Axtive) declared the loan to PurchasePooling in default and foreclosed upon the assets of the company. The previous lenders formed a new entity, Demand Aggregation Solutions, LLC (“DAS”), to hold the assets, and Axtive, under a management agreement, has agreed to manage the affairs of DAS in exchange for a management fee of $25,000 per month beginning in May 2003. Stemming from our participation in the loan, the Company has a 25% membership interest in DAS that is subject to forfeiture if Axtive breaches its obligations under the management agreement. Additionally, the management agreement with DAS obligates Axtive to advance DAS for working capital needs at a rate not exceeding, on average, $50,000 per month up to a maximum of $1.2 million over the three year life of the agreement. At such time as DAS’s cash flow permits, DAS will reimburse the Company for all outstanding advances. As of September 30, 2003, Axtive has funded DAS approximately $263,000 which is included in “Other current assets” in the accompanying consolidated balance sheets.

In connection with the formation of DAS and Axtive’s agreement to manage its affairs, DAS participated in the Axtive 2003 Series A Preferred Financing (see Note 10 “Financing Transactions”) investing $1.2 million of the $2.3 million raised.

Acquisition of “Axtive” Name

In June 2002, the Company acquired the name “Axtive” and its related logo and trademark and certain tangible assets including furniture and fixtures, signage and office supplies from Axtive Software Corporation, as represented by its sole shareholder, G.C. “Scooter” Beachum III, our Executive Vice President and General Manager. The assets were acquired in exchange for an initial grant of 400,000 restricted shares of our common stock, which was valued at approximately $168,000 at the time of acquisition. This amount was allocated between relative fair values of the intangible ($153,000) and tangible assets ($15,000) purchased by us.

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

Although the Company provides consulting services under both time-and-material and fixed-price contracts, the majority of our service revenues are recognized under time-and-material contracts as hours and costs are incurred. Revenues include reimbursable expenses billed to customers. Revenues from consulting services and database monitoring services are recognized when the Company has received a signed agreement, the Company has delivered the services, and collection is considered probable by management. Cost of revenues for consulting services and database management includes salaries, benefits, and other direct expenses related to providing consulting services. Deposits received from customers in advance of the delivery of product or provision of service are included in “Other current liabilities” in the accompanying consolidated balance sheets.

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

7. FOREIGN SUBSIDIARY

The Company’s indirect wholly owned United Kingdom subsidiary, Thinkspark Limited, is currently in liquidation. No adjustments have been made to these consolidated financial statements to reflect the possible effects of this liquidation, which could include the reduction or settlement of certain liabilities.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No, 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS No. 142, we performed an annual impairment test of goodwill in the third quarter of 2002 and 2003. Of the approximate $906,000 of goodwill recorded in the acquisition of The Visionary Group, $600,000 was written off in September 2002, and the balance was written off in December 2002. Of the approximate $1,000,000 of goodwill and intangible assets recorded in the acquisition of UDT Consulting, Inc., $100,000 was written off in September 2003. Of the approximate $477,000 of goodwill and intangibles recorded in the acquisition of Media Resolutions, Inc., $119,000 was written off in September 2003. A reduction of goodwill on the ThinkSpark acquisition of $344,200 was recorded in the third quarter of 2003 as a result of updated information including signed releases and ongoing negotiations on terminated lease liability contingencies that were determined to be less than the estimated liabilities recorded as of the acquisition date.

Intangible assets consist of the following as of September 30, 2003:

	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements	$911,040	$224,381
Oracle partnership	661,792	110,299
Government contracts acquired	2,316,270	154,418

Total	$3,889,102	$489,098

Intangible assets not subject to amortization:
Tradename	$177,638	$—
Goodwill	4,636,065	—

Total	$4,813,703	$—

Amortization expense related to the intangible assets totaled $302,487 and $438,688 for the three and nine months ended September 30, 2003. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2003 is as follows:

2003	$302,489
2004	1,175,872
2005	765,472
2006	489,738
2007	473,408
2008	193,025

Total	$3,400,004

9. LOSS PER SHARE

Basic loss per share is calculated by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.

For the nine months ended September 30, 2002 and 2003, due to our net losses, all shares of our common stock issuable upon conversion of convertible preferred stock, convertible debt and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive. The aggregate number of warrants and options excluded from the loss per share calculation for the nine months ended September 30, 2002 and 2003 are 9,136,834 and 37,372,834, respectively.

10. FINANCING TRANSACTIONS

2003 Series A Preferred Financing

On May 23, 2003, the Company issued 2,335 shares of Series A Convertible Preferred Stock (“Series A Preferred”) in a private offering to new and existing private, accredited investors at $1,000 per share. The Company received gross proceeds of $2.3 million, consisting of $2.25 million in cash, less $122,024 of issuance costs and $84,000 in satisfaction of debt owed by the Company to a stockholder and an executive officer. The Series A Preferred shares carry an 8% cumulative dividend and are immediately convertible, at the option of the holder, into shares of common stock at $0.10 per share. The purchasers also received warrants to acquire 4,670,000 shares of common stock at $0.20 per share in connection with the transaction. These warrants were valued at $386,000 using the Black-Scholes model and have been treated as a discount to the Series A Preferred and were recorded as an increase in additional paid in capital. Demand Aggregation Solutions, LLC (“DAS”) purchased $1.2 million of the Series A Preferred. See Note 4 “Related Party Transactions” regarding our obligation to provide up to $1.2 million in funding to DAS.

The 2002 issuances of Series A Preferred, as discussed in our 2002 Annual Report, provided that subsequent issuances of such securities on terms more favorable than those provided to the original investors in the Series A Preferred would automatically adjust the terms and conditions on the outstanding Series A Preferred to the more favorable terms and conditions (“Superior Rights”). As a result, the initial conversion price on all Series A Preferred outstanding prior to the 2003 issuance was reduced from $0.75 to $0.10 per share and the exercise price of the warrants was reduced from $1.15 per share to $0.20 per share. Each purchaser of Series A Preferred in 2002 was issued a restated warrant exercisable for additional shares as a result of the decrease in the initial conversion price. The additional value of the modified warrants was determined to be $77,000 using the Black-Scholes model, has been treated as a discount to the Series A Preferred and was recorded as an increase in additional paid in capital. The restated warrants are exercisable for a total of 4,440,000 additional shares of common stock.

In July 2003, we issued an additional 50 shares of Series A Preferred in a private offering to a purchaser in the May 2003 offering, G.C. “Scooter” Beachum, who is also one of our executive officers. This issuance was pursuant to an irrevocable subscription agreement executed by the purchaser at the time of the issuance of Series A Preferred in May 2003.

The terms were identical to the May 2003 sale of Series A Preferred. The Company received gross proceeds of $50,000 in cash in July 2003. As part of this issuance, we issued additional warrants exercisable for 100,000 shares of our common stock. The calculated value of the warrants was deemed to not be material and was therefore not recorded in the accompanying consolidated balance sheets.

Short-Term Loans

On September 11, 2003, three of the Company’s investors, GCA Strategic Investment Fund Limited, Beneke Companies, Inc. and G.C. “Scooter” Beachum made short-term loans to the Company in the amounts of $160,274, $48,745 and $13,220, respectively. The loans, which were used for working capital, bear an annual interest rate of 6% and are due and payable as of November 15, 2003.

Receivables Factoring

Two of the Company’s subsidiaries, UDT Consulting, Inc. and ThinkSpark Corporation, have engaged with a third-party to factor certain of its receivables. The receivables are purchased by the factor with recourse to UDT Consulting and ThinkSpark and amounts due under the Factoring and Security Agreement are secured by a pledge of receivables and other assets of UDT Consulting and ThinkSpark, and are guaranteed by Axtive. Under the agreement, UDT Consulting and ThinkSpark receive approximately 80% of the face amount of the receivable, pay interest at a rate of prime plus 2% and are subject to additional fees in certain circumstances. At September 30, 2003, UDT Consulting and ThinkSpark have approximately $405,000 of receivables sold under the agreement. These receivables remain on the Company’s financial statements until collected and the related liability to the factor is included in “Other current liabilities” in the accompanying consolidated balance sheets.

Dividends in Arrears

As of September 30, 2003, there had been no dividends declared on the Series A Preferred and total dividends in arrears at September 30, 2003 totaled $595,071. Undeclared dividends for the three and nine months ended September 30, 2003 on the preferred shares as of that date totaled $137,622 and $333,627, respectively, and are reflected in the computation of net loss attributable to common stockholders in the accompanying consolidated statements of operations.

11. ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	December 31, 2002	September 30, 2003
Professional fees	$59,632	$71,003
Salaries, bonuses and benefits	223,806	318,710
Other	38,942	59,941

	$322,380	$449,654

12. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows:

	December 31, 2002	September 30, 2003
Current portion of capital lease obligations	$41,522	$26,808
Deferred vendor liabilities	377,969	338,682
Amounts due on receivables factored	151,089	404,608
Customer deposits	39,941	70,232
Deferred revenue	37,707	62,388
Other	18,105	31,575

	$666,333	$934,293

13. LONG-TERM DEBT AND SETTLEMENT NOTES PAYABLE

Concurrent with the ThinkSpark acquisition, the Company entered into an Assignment and Assumption Agreement to assume $5.0 million of debt of ThinkSpark outstanding with Merrill Lynch. The debt assumed is secured by $1.0 million of accounts receivable of ThinkSpark and is guaranteed by the remaining subsidiaries of Axtive. The debt is payable in monthly installments of $55,000 including 6% percent interest in year one, and monthly installments of $60,000 including 8% interest in year two, with the remaining balance due on June 1, 2005. As of September 30, 2003, the balance remaining due and outstanding is $4.9 million, of which $370,000 is included in “Current portion – long-term debt” and $4.5 million is included in “Long-term debt, less current portion” in the accompanying consolidated balance sheets. The Company also issued Merrill Lynch warrants to acquire 5,000,000 shares of Axtive’s common stock at $0.01 per share for a term of 10 years in exchange for Merrill Lynch’s assignment to Axtive and settlement of an additional $1.9 million of debt due from ThinkSpark. These warrants were valued at $414,000 using the Black-Scholes model on the date of grant.

Also concurrent with the ThinkSpark acquisition, the Company entered into various other settlement agreements with former landlords, customers, and employees of ThinkSpark. Of these settlements, $1.17 million bear interest rates of 6% and are all due and payable within six months to twenty-four months of execution, and $160,000 bear no interest rate and are due and payable within twelve months of execution. As of September 30, 2003, the balance remaining due and outstanding is $898,000, of which $642,000 is included in “Current portion – settlement notes payable” and $256,000 is included in “Long-term debt, less current portion” in the accompanying consolidated balance sheets.

14. LEASE TERMINATION LIABILITY

During 2002, ThinkSpark closed certain offices that had existing lease obligations. The Company has estimated the liability associated with terminating these leases prior to their respective maturity dates. At September 30, 2003, the estimated liability related to these obligations that has been recorded by the Company totaled approximately $342,000, and is included in “Lease termination liability” in the accompanying consolidated balance sheets. This estimate is based on signed releases, if applicable, or management’s expected liability based on ongoing negotiations. The Company is involved in litigation related to unpaid rent on several of these facilities, however management believes that the Company will be able to settle these claims and that the ultimate remaining liability will approximate $342,000. This is a reduction from the previously recorded liability of $706,200 at June 30, 2003. This reduction is based on updated information including signed releases and ongoing negotiations. Goodwill recorded in conjunction with the ThinkSpark acquisition was reduced by $344,200 based on this updated information. The remaining reduction of $20,000 relates to payments made during the third quarter.

15. LEGAL PROCEEDINGS

Proceedings Against The Visionary Group

In June 2002, we were notified that The Visionary Group and Axtive had been sued in the District Court of Dallas County, Texas for non-payment of approximately $110,000 due to former sub-contractors of The Visionary Group. In order to limit our costs to defend the matter, Axtive agreed to a partial summary judgment pursuant to which Axtive admitted the liability of The Visionary Group, but retained our defenses on the third-party beneficiary claim against Axtive. Based on an announcement that both parties have agreed to a tentative settlement, the trial has been reset for late November 2003.

The Visionary Group ceased operations in December 2002 and currently has no employees and no assets and identified liabilities, including the $110,000 non-payment discussed above, of approximately $190,000, which have been recorded in the accompanying consolidated balance sheets. We do not expect that an adverse judgment against The Visionary Group in this lawsuit would have a material impact on Axtive.

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

Proceedings Against ThinkSpark

In 2002, a former customer obtained a final judgment against ThinkSpark. The former customer filed a collection suit against ThinkSpark with respect to the judgment in the amount of $940,000, including attorneys’ fees. The former customer also filed a lawsuit against certain of ThinkSpark’s then directors and stockholders with respect to alleged improper repurchases of stock from certain stockholders. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a settlement agreement with the former customer. ThinkSpark agreed to make a cash payment of $18,000 to the former customer and issue a promissory note for $150,000. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 12 months. As of September 30, 2003 the balance remaining due and outstanding is $113,000 and is included in “Current portion – settlement notes payable” in the accompanying consolidated balance sheets. In exchange, the former customer agreed not to seek to enforce the judgment, to dismiss with prejudice the separate lawsuit, and upon payment in full of the promissory note, to fully release ThinkSpark and the individual defendants from all claims.

In October 2002, a former employee and shareholder filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the former employee. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the former employee a promissory note in the amount of $169,000, a portion of which represented the merger consideration payable to the former employee and shareholder. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The former employee agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants. As of September 30, 2003 the balance remaining due and outstanding is $142,000, of which $122,000 is included in “Current portion – settlement notes payable” and $20,000 is included in “Long-term debt, less current portion” in the accompanying consolidated balance sheets.

In January 2001, ThinkSpark Limited, a United Kingdom subsidiary of ThinkSpark, entered into a lease for office space in London for a 15-year term. ThinkSpark was required to be a surety on this lease agreement. In October 2002, ThinkSpark Limited ceased operations in the United Kingdom and consequently breached the lease agreement. ThinkSpark Limited is now in liquidation. The landlord filed suit against ThinkSpark in the United Kingdom. In May 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, Axtive executed a promissory note in favor of the landlord for $200,000. The promissory note bears interest at 6% per year and is payable over 12 months. As of September 30, 2003 the balance remaining due and outstanding is $134,000 and is included in “Short-term notes payable” in the accompanying consolidated balance sheets. Axtive issued 1,219,149 restricted shares of our common stock to the landlord as security for the promissory note. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. In October 2003, 325,890 shares were returned to the Company and are held by us as treasury stock. Assuming the balance of the promissory note is paid in full pursuant to its terms, all remaining shares will be returned and held as treasury stock. If there is a default on the promissory note, the landlord has the right to keep all or part of the shares to satisfy any remaining obligation. As of September 30, 2003, these shares have been treated as outstanding in the accompanying financial statements and were recorded at par value with an offset to additional paid in capital.

ThinkSpark was sued in state court in Cuyahoga County, Ohio, for breach of a November 1998 lease agreement for office space in Cleveland, Ohio, which has been vacated by ThinkSpark. The landlord obtained a judgment in March 2003 for approximately $203,000 plus 10% per year until paid and all costs, including collection costs. The landlord has filed in state court in Texas an authenticated copy of a judgment for domestication under the Uniform Enforcement of Foreign Judgments Act, and ThinkSpark has been served with post-judgment discovery. ThinkSpark is in discussions with the landlord to settle the judgment; however, we can give you no assurance that ThinkSpark will be able to enter into a settlement. Management’s estimate of the potential liability has been recorded at $50,000 and is included in the accompanying consolidated balance sheets as “Lease termination liability.”

A subsidiary of ThinkSpark was sued in state court in Tarrant County, Texas for breach of an October 1998 lease agreement for office space in Fort Worth, Texas, which has been vacated by the ThinkSpark subsidiary. The landlord seeks damages for past due rent, utilities and other sums due under the lease, future rents, brokerage commissions paid by the landlord at the commencement of the lease, and unreimbursed tenant improvement expenses in the total amount of approximately $212,000, plus attorneys’ fees. In August 2003, ThinkSpark entered into a Release and Settlement Agreement with the landlord. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, ThinkSpark agreed to a cash payment of $20,000 and executed a promissory note in favor of the landlord for $36,000. The promissory note bears interest at 6% per year and is payable over 12 months. As of September 30, 2003 the balance remaining due and outstanding is $36,000 and is included in “Lease termination liability” in the accompanying consolidated balance sheets.

A subsidiary of ThinkSpark was sued in state court in Fulton County, Georgia for breach of a June 2000 lease agreement for office space in Atlanta, Georgia, which has been vacated by the ThinkSpark subsidiary. The landlord seeks damages for past due rent of approximately $12,000 per month since August 2002. The action as originally filed claimed past due rent from August through November 2002 although the landlord has indicated its intent to seek the full remaining obligation under the lease from November 2002 of approximately $420,000. The ThinkSpark subsidiary is in discussions with the landlord to settle the claims; however, we can give you no assurance that the ThinkSpark subsidiary will be able to enter into a settlement or otherwise successfully defend against the landlord’s claims. Management’s estimate of the potential liability has been recorded at $100,000 and is included in the accompanying consolidated balance sheets as “Lease termination liability.”

In August 2003, ThinkSpark was sued in Greene County, Ohio for breach of a November 1998 lease agreement extension for office space in Dayton, Ohio, which has been vacated by ThinkSpark. The landlord seeks damages for $55,556. ThinkSpark is in discussions with the landlord to settle the judgment; however, we can give you no assurance that ThinkSpark will be able to enter into a settlement. Management’s estimate of the potential liability has been recorded at $56,000 and is included in the accompanying consolidated balance sheets as “Lease termination liability.”

In July 2003, ThinkSpark was sued for breach of a lease agreement for office space in Las Vegas, Nevada. The landlord seeks damages in excess of $10,000 for one month’s rent plus attorney’s fees and costs of the suit. Management believes the rent to have been paid and does not expect an adverse judgment against ThinkSpark.

As a result of the settlements reached we reduced the previously recorded lease settlement liability from $706,200 to $342,000. Goodwill recorded in connection with the ThinkSpark acquisition was reduced by $344,200 based on these settlements. The remaining reduction of $20,000 relates to payments made during the third quarter.

In July 2003, an individual filed suit against ThinkSpark alleging breach of contract and seeking damages of $14,040 plus interest, attorney’s fees and court costs. The suit was based on a contract between ThinkSpark and the former employee whereby the individual served as an independent contractor as a consultant and expert witness in a collection effort against a former customer. The individual rendered these services in 2001. ThinkSpark agreed to pay the individual $1,500 per month for a term of eleven months, commencing in August 2003. The parties also executed an agreed judgment in the amount of $21,500. In the event ThinkSpark defaults on its payments to this individual, the agreed judgment will be enforced with an offset equal to the amounts ThinkSpark had paid prior to the default. In exchange, the individual agreed to abate the proceedings against ThinkSpark and will file a motion for nonsuit with prejudice upon full satisfaction of the payments due.

16. INVESTMENT BANKING AGREEMENT

On June 26, 2003, the Company entered into an amended Investment Banking Agreement with Atlas Capital Services, LLC (“Atlas”), that was effective May 1, 2003, to act as an agent on a per transaction fee basis on our behalf in connection with certain advisory and investment banking services for a term of six months. At execution, the Company issued to Atlas 1,150,000 shares of its common stock and warrants to purchase 1,250,000 shares of common stock at $0.20 per share. Additionally, Atlas is entitled to a $10,000 per month advisory fee. As of September 30, 2003, we have paid Atlas $40,000 under the terms of this amended agreement and have recorded a prepaid asset for fees paid for services not yet received.

17. SUBSEQUENT EVENTS

On October 15, 2003, the Company entered into a short-term convertible note with one of its investors, GCA Strategic Investment Fund Limited. The $100,000 note bears interest at a rate of 6% a year and is due and payable by November 15, 2003. If the note payment amount is not paid by the maturity date, the note becomes a 12% secured convertible note.

In October 2003, the Company filed a preliminary Information Statement announcing the amendment of its 2002 Stock Incentive Plan to increase the maximum number of common stock reserved and available for issuance under the plan; and announcing our intention to amend our Amended and Restated Certificate of Incorporation to effect a 1-for-10 reverse split of our common stock. We anticipate the 1-for-10 reverse split will be effective in late November or early December following the mailing of the definitive Information Statement to the Company’s stockholders and the passage of 20 days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included as Item 1 of this report. This document contains “forward-looking statements” relating to future events or our future financial performance within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and which are intended to be covered by the safe harbors created thereby. These forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements include without limitation, statements regarding our future capital requirements and our ability to satisfy our capital needs, statements regarding our recent acquisitions, statements regarding our ability to implement our plans to acquire additional companies, and other statements which speak to projections of future conditions or our anticipated performance which contain the words “anticipate”, “believe,” “expect” and words or phrases of similar import, as they relate to us or our management. You should be aware that these forward-looking statements are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the ability to adopt and successfully execute a revised business plan, respond to future business opportunities, and overcome numerous other risks and difficulties generally experienced by early stage business models, including, but not limited to, those factors set forth under the heading “RISK FACTORS” in Annual Report on Form 10-KSB for our fiscal year ended December 31, 2002. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. We expressly undertake no obligation to update these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

GENERAL

Axtive’s business model is to acquire software-related technology companies that deliver software products and related information technology services to middle-market companies. We offer products and services that improve the utilization of business information for middle-market companies, initially within the United States. We expect that customer organizations will benefit from integrated business process applications that are delivered on a fully outsourced basis through portal technology or, if needed, as traditional licensed products. Our acquisition targets are companies with existing strategic relationships with Oracle, IBM or Microsoft that will allow us to take advantage of partnership opportunities available only to select parties. The technology companies targeted for acquisition are those that operate within the following business sectors and operating business units: (1) IT Professional Services; (2) Business Application Software, comprised of six product groups; and (3) Application Services and Management.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Net Sales. Revenues from operations for the three months ended September 30, 2003 were $3.6 million versus $1.0 million for the three months ended September 30, 2002. The increase is a result of the acquisition of ThinkSpark in May 2003. Gross margins across all businesses averaged 39.9%, which is a slight increase from previous reporting periods. This increase is primarily due to revenue realized in July and August on government contract over-runs for which the related cost of sales was recognized during the previous quarter.

General and Administrative Expenses. General and administrative expenses increased $1.0 million to $2.0 million for the three months ended September 30, 2003 from $1.0 million for the three months ended September 30, 2002. This increase is substantially a result of the ThinkSpark acquisition, partially offset by a reduction in the third quarter of office and accounting personnel and the related costs.

Marketing Expenses. Marketing expenses increased $37,600 to $84,200 for the three months ended September 30, 2003 from $46,600 for the three months ended September 30, 2002. This increase in expenses is primarily related to salaries and bonuses of internal sales and marketing personnel stemming from the ThinkSpark acquisition.

Impairment of Assets. Impairment of assets for the three months ended September 30, 2002 reflects a partial write off of goodwill recorded as part of the acquisition of The Visionary Group. Impairment of assets for the three months ended September 30, 2003 reflects a partial write off of goodwill recorded as part of the UDT Consulting and Media Resolutions acquisitions.

Depreciation and Amortization Expenses. The depreciation expense of $70,700 for the three months ended September 30, 2003 is related primarily to the property and equipment acquired through the acquisitions. The amortization expense of $302,500 relates to non-competition agreements entered into with former employees of the acquired companies, and our Oracle partnership and government contracts assumed in the ThinkSpark acquisition.

Interest Expense. Interest expense increased $72,400 to $88,300 for the three months ended September 30, 2003 from $15,900 for the three months ended September 30, 2002. Interest expense in the three months ended September 30, 2003 reflects primarily the cost of factoring receivables by our subsidiaries, UDT Consulting and ThinkSpark, and interest expense on the installment note and settlement agreements entered into as a result of the ThinkSpark acquisition. Interest expense in the three months ended September 30, 2002 reflects primarily the cost of factoring receivables for UDT Consulting only.

Gain on Extinguishment of Debt. Gain on extinguishment of debt for the three months ended September 30, 2003 includes $390,000 for a reduction in the final settlement of the amounts owed to UDT Consulting for full and final consideration of the purchase price.

Other Income. Other income for the three months ended September 30, 2003 consists primarily of the management fees we received from DAS (see note 4 “Related Party Transactions”).

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Net Sales. As a result of our acquisitions in 2002 and the ThinkSpark acquisition in May 2003, revenues from continuing operations for the nine months ended September 30, 2003 were $6.3 million as compared to $1.5 million for the nine months ended September 30. 2002. Gross margins across all businesses averaged 41.0%, which is a slight decline from previous reporting periods. This decline is primarily due to the revenue associated with the large volume of government contracts, which yield lower margins, since the acquisition of ThinkSpark in May 2003.

General and Administrative Expenses. General and administrative expenses increased $1.9 million to $4.0 million for the nine months ended September 30, 2003 from $2.1 million for the nine months ended September 30, 2002. This increase is substantially a result of the acquisitions, partially offset by a reduction in the third quarter of office and accounting personnel and the related costs.

Marketing Expenses. Marketing expenses increased $231,200 to $312,100 for the nine months ended September 30, 2003 from $80,900 for the nine months ended September 30, 2002. This increase in expenses is primarily related to salaries and bonuses of internal sales and marketing personnel stemming from the acquisitions in 2002.

Impairment of Assets. Impairment of assets for the nine months ended September 30, 2002 reflects a partial write off of goodwill recorded as part of the acquisition of The Visionary Group. Impairment of assets for the nine months ended September 30, 2003 reflects a partial write off of goodwill recorded as part of the UDT Consulting and Media Resolutions acquisitions.

Depreciation and Amortization Expenses. The depreciation expense of $192,700 for the nine months ended September 30, 2003 is related primarily to the property and equipment acquired through the acquisitions. The amortization expense of $438,700 relates to non-competition agreements entered into with former employees of the acquired companies, and our Oracle partnership and government contracts assumed in the ThinkSpark acquisition.

Interest Expense. Interest expense increased $119,200 to $172,400 for the nine months ended September 30, 2003 from $53,200 for the nine months ended September 30, 2002. Interest expense in the first nine months of 2002 was attributable to certain loans that were converted into equity in April 2002 with the issuance of Series A Preferred and the cost of factoring receivables by our subsidiary, UDT Consulting. Interest expense in the nine months ended September 30, 2003 reflects primarily the cost of factoring receivables by two of our subsidiaries, UDT Consulting and ThinkSpark, and four month’s interest expense on the installment note and settlement agreements entered into as a result of the ThinkSpark acquisition.

Gain on Extinguishment of Debt. Gain on extinguishment of debt for the nine months ended September 30, 2003 includes $390,000 for a reduction in the final settlement of the amounts owed to UDT Consulting for full and final consideration of the purchase price.

Other Income. Other income for the nine months ended September 30, 2003 consists primarily of the management fees we received from PurchasePooling and DAS (see note 4 “Related Party Transactions”).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had cash and cash equivalents of $62,300 and a working capital deficit of $2.0 million compared to cash and cash equivalents of $444,300 and a working capital deficit of $1.4 million on December 31, 2002. During the nine months ended September 30, 2003, net cash used in operating activities was $1.8 million, net cash used in investing activities was $0.3 million and net cash provided by financing activities was $1.7 million, for a total decrease in cash and cash equivalents for the period of $0.4 million. We do not maintain a bank credit facility.

During the first nine months of 2003, the Company entered into an Assignment and Assumption Agreement to assume $5.0 million of debt of ThinkSpark outstanding with Merrill Lynch. As of September 30, 2003, the current portion outstanding is $370,300. The debt assumed is secured by $1.0 million of accounts receivable of ThinkSpark and is guaranteed by the remaining subsidiaries of Axtive. The debt is payable in monthly installments of $55,000 including 6% percent interest in year one, and monthly installments of $60,000, including 8% interest in year two, with the remaining balance due on June 1, 2005.

Also during the first nine months of 2003, three of the Company’s investors made loans to the Company in the amount of approximately $222,000 to fund the working capital needs of the Company. The notes bear an annual interest rate of 6% and are due and payable on November 15, 2003. As of September 30, 2003, the current portion outstanding is $222,000. An additional loan of $100,000 was made on October 15, 2003 for further funding of working capital needs by one of the Company’s investors. The note, which bears an annual interest rate of 6% and is due and payable on November 15, 2003, has a convertibility feature into a 12% secured convertible note if the note payment amount is not paid by the maturity date.

Additionally during the first nine months of 2003, the Company entered into various other settlement agreements with former landlords, customers, and employees of ThinkSpark. Of these settlements, $1.17 million bear interest rates of 6% and are all due and payable within six months to twenty-four months of execution, and $160,000 bear no interest rate and are due and payable within twelve months of execution. As of September 30, 2003, the balance remaining due is $0.9 million, including $641,800 classified as current on the accompanying consolidated balance sheets.

We expect our liquidity to remain tight throughout the remainder of 2003. We will look to our current cash reserves, cash flows generated by our factoring agreements, cash flows generated by short-term notes, and cash flows generated by our acquired companies to meet current liquidity requirements. While we have a level of comfort as to the projected cash flows generated by our acquired companies, we are relying on projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity.

We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. There can be no assurance that future financings can be completed.

Ability to Continue as a Going Concern

Our independent accountants included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2002, contained in our most recent Annual Report on Form 10-KSB, that states that our consolidated financial statements have been prepared assuming that we will continue as a going concern but that substantial doubt exists as to our ability to do so.

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

THIRD PARTY REPORTS AND PRESS RELEASES

We do not make financial forecasts or projections nor do we endorse the financial forecasts or projections of third parties or comment on the accuracy of third-party reports. We do not participate in the preparation of the reports or the estimates given by analysts. Analysts who issue financial reports are not privy to non-public financial information. Any purchase of our securities based on financial estimates provided by analysts or third parties is done entirely at the risk of the purchaser. We periodically issue press releases to update stockholders on new developments at Axtive and our business. These releases may contain certain “forward-looking statements” relating to future events or our future financial performance within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and which are intended to be covered by the safe harbors created thereby. Readers are cautioned that such statements are only predictions and that actual events or results may materially differ with those statements. In evaluating such statements, readers should specifically consider the various risk factors and other information identified that could cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon their evaluation, the CEO and the CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Axtive in such reports is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Proceedings Against The Visionary Group

In June 2002, we were notified that The Visionary Group and Axtive had been sued in the District Court of Dallas County, Texas for non-payment of approximately $110,000 due to former sub-contractors of The Visionary Group. In order to limit our costs to defend the matter, Axtive agreed to a partial summary judgment pursuant to which Axtive admitted the liability of The Visionary Group, but retained our defenses on the third-party beneficiary claim against Axtive. Based on an announcement that both parties have agreed to a tentative settlement, the trial has been reset for late November 2003.

The Visionary Group ceased operations in December 2002. The company has no employees and no assets and identified liabilities, including the $110,000 non-payment discussed above, of approximately $190,000. Accordingly, we do not expect that an adverse judgment against The Visionary Group in this lawsuit would have a material impact on Axtive.

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

In January 2001, ThinkSpark Limited, a United Kingdom subsidiary of ThinkSpark, entered into a lease for office space in London for a 15-year term. ThinkSpark was required to be a surety on this lease agreement. In October 2002, ThinkSpark Limited ceased operations in the United Kingdom and consequently breached the lease agreement. ThinkSpark Limited is now in liquidation. The landlord filed suit against ThinkSpark in the United Kingdom. In May 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, Axtive executed a promissory note in favor of the landlord for $200,000. The promissory note bears interest at 6% per year and is payable over 12 months. Axtive issued 1,219,149 restricted shares of our common stock to the landlord as security for the promissory note. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. In October 2003, 325,890 shares were returned to the Company and are held by us as treasury stock. Assuming the balance of the promissory note is paid in full pursuant to its terms, all remaining shares will be returned and held as treasury stock. If there is a default on the promissory note, the landlord has the right to keep all or part of the shares to satisfy any remaining obligation.

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

A subsidiary of ThinkSpark was sued in state court in Tarrant County, Texas for breach of an October 1998 lease agreement for office space in Fort Worth, Texas, which has been vacated by the ThinkSpark subsidiary. The landlord seeks damages for past due rent, utilities and other sums due under the lease, future rents, brokerage commissions paid by the landlord at the commencement of the lease, and unreimbursed tenant improvement expenses in the total amount of approximately $212,000, plus attorneys’ fees. In August 2003, ThinkSpark entered into a Release and Settlement Agreement with the landlord. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, ThinkSpark agreed to a cash payment of $20,000 and executed a promissory note in favor of the landlord for $36,000. The promissory note bears interest at 6% per year and is payable over 12 months.

A subsidiary of ThinkSpark was sued in state court in Fulton County, Georgia for breach of a June 2000 lease agreement for office space in Atlanta, Georgia, which has been vacated by the ThinkSpark subsidiary. The landlord seeks damages for past due rent of approximately $12,000 per month since August 2002. The action as originally filed claimed past due rent from August through November 2002 although the landlord has indicated its intent to seek the full remaining obligation under the lease from November 2002 of approximately $420,000. The ThinkSpark subsidiary is in discussions with the landlord to settle the claims; however, we can give you no assurance that the ThinkSpark subsidiary will be able to enter into a settlement or otherwise successfully defend against the landlord’s claims.

In August 2003, ThinkSpark was sued in Greene County, Ohio for breach of a November 1998 lease agreement extension for office space in Dayton, Ohio, which has been vacated by ThinkSpark. The landlord seeks damages for $55,556. ThinkSpark is in discussions with the landlord to settle the judgment; however, we can give you no assurance that ThinkSpark will be able to enter into a settlement.

In July 2003, ThinkSpark was sued for breach of a lease agreement for office space in Las Vegas, Nevada. The landlord seeks damages in excess of $10,000 for one month’s rent plus attorney’s fees and costs of the suit. Management believes the rent to have been paid and does not expect an adverse judgment against ThinkSpark.

In July 2003, an individual filed suit against ThinkSpark alleging breach of contract and seeking damages of $14,040 plus interest, attorney’s fees and court costs. The suit was based on a contract between ThinkSpark and the former employee whereby the individual served as an independent contractor as a consultant and expert witness in a collection effort against a former customer. The individual rendered these services in 2001. ThinkSpark agreed to pay the indivual $1,500 per month for a term of eleven months, commencing in August 2003. The parties also executed an agreed judgment in the amount of $21,500. In the event ThinkSpark defaults on its payments to this individual, the agreed judgment will be enforced with an offset equal to the amounts ThinkSpark had paid prior to the default. In exchange, the individual agreed to abate the proceedings against ThinkSpark and will file a motion for nonsuit with prejudice upon full satisfaction of the payments due.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Issuance of Series A Preferred

In July 2003, we issued 50 shares of Series A Preferred in a private offering to a purchaser in the May 2003 offering, G.C. “Scooter” Beachum, who is also one of our executive officers. This issuance was pursuant to an irrevocable subscription agreement executed by the purchaser at the time of the issuance of Series A Preferred in May 2003. The terms were identical to the May 2003 sale of Series A Preferred. The Company received gross proceeds of $50,000 in cash. Net proceeds of the sale were used for general corporate purposes. As part of this subsequent issuance, we issued additional warrants exercisable for 100,000 shares of our common stock.

Other Issuances

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

No matters were submitted to a vote of our stockholders during the third quarter of 2003.

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

November 13, 2003

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