Form 10KSB
period 2003-12-31
AXTIVE CORP
filed 2004-04-14
CIK 1015172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-20995

AXTIVE CORPORATION

(Exact name of small business issuer as specified in its charter)

DELAWARE	13-3778895
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5001 LBJ FREEWAY, SUITE 275

DALLAS, TEXAS 75244

(Address of principal executive offices)

(972) 560-6328

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.01 PER SHARE

REDEEMABLE WARRANTS, EACH TO PURCHASE ONE SHARE OF COMMON STOCK

(Title of Class)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenue for its most recent fiscal year was approximately $8.8 million.

The aggregate market value of the issuer’s common stock, $0.01 par value, held by non-affiliates as of March 31, 2004, based on the average bid and asked price of the common stock was approximately $2.5 million.

As of March 31, 2004, the issuer had 37,536,018 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

In this Annual Report on Form 10-KSB, we will refer to Axtive Corporation, a Delaware corporation, as “Axtive,” “Company,” “we,” “us” and “our. “ Prior to October 28, 2002, the Company was known as Edge Technology Group, Inc. Throughout this Annual Report where prior reports included a reference to “Edge” in a historical context, the reference to Edge has been changed to “Axtive.”

Axtive Corporation was incorporated in Delaware in July 1994 and commenced operations in January 1995. Axtive is a publicly traded company (OTC: AXTC.OB). On December 23, 2003, the Company effected a 1-for-10 reverse share split of all of its common stock. Unless otherwise indicated in this report, all share numbers reflect the 1-for-10 reverse share split for all periods reported.

Our business model is to acquire technology companies that deliver software products and related professional services to middle-market companies. We currently offer products and services that improve the utilization of business information for middle-market companies within the United States. We expect that current and prospective customers will benefit from integrated business application solutions that are delivered through portal technology or as traditional licensed products. Our acquisitions target companies with existing strategic relationships with Oracle, IBM or Microsoft that will allow us to take advantage of partnership opportunities available only to those select parties. The technology companies targeted for acquisition are those that operate within the following business sectors and operating business units: (1) Information Technology (“IT”) Professional Services; (2) Business Application Software (“BAS”) comprised of six product groups; and (3) Application Services and Management.

Our acquisitions have included ThinkSpark, a professional services firm specializing in the installation and integration of technology solutions from Oracle Corporation; VirtuallyThere, a web services firm; UDT Consulting, a professional services firm specializing in the installation, integration and application of software solutions from IBM, Informix and Microsoft; and Media Resolutions, an application and managed hosting services provider.

Initial development of our business model has involved the acquisition of IT Professional Services and Application Services and Management firms that have existing relationships with numerous middle-market customers. Subsequent acquisitions are expected to target companies that service or offer software products operating on Oracle, IBM or Microsoft database technologies that support the application service delivery channel. Nearly all operations are expected to continue within each operating business unit while a small corporate staff will interface with the capital markets, formulate and manage our overall strategic objectives and oversee all mergers and acquisitions.

BUSINESS STRATEGY

Our business strategy is to bring together complementary software-related companies to offer our customers a complete end-to-end solution for their information technology needs. Our targeted customers are an estimated 150,000 middle-market companies with software and consulting needs. We currently focus on markets primarily within the U.S.

PRODUCT AND SERVICE OFFERINGS

IT Professional Services

IT Professional Services consist of implementation, integration and development of custom technology applications. In 2002, IT Professional Services generated $536 billion in global revenue and approximately $224 billion in U.S. revenue.1 Market research firm Yankee Group projected a 6% annual growth rate for 2003,2 and

[1]	“IT Services Market Declines,” TechWeb News, May 13, 2003.

International Data Corporation (“IDC”) predicts a growth rate for the sector of 9% for 2004.3 This is a highly fragmented market with industry leader IBM Global Services controlling 7.5%, the five largest market participants controlling less than 20%, the top 400 global corporations controlling less than 50% and over 14,000 small-to-medium sized firms controlling the remaining market share of over 50%.4 IDC’s chief research officer predicts a 4.9% increase in worldwide IT spending in 2004.5 Particularly, North America will see an increase of 3.9% growth in IT Spending.6 Soundview Technology cites that IT service providers should have a strong year due to an increasing demand for business process outsourcing services and application integration work particularly fueled by rising government spending.7 We believe that increasing demand for business-process-outsourcing services and application-integration work, along with rising government spending, should add up to a strong year for a number of IT services providers.

The IT Professional Services sector is currently experiencing a period of significant change, which may create immense opportunity for proactive entrepreneurial companies. After a multi-year period of record-setting sales through 2000, the sector is still projected to grow, but at a slower pace. Many participants were not prepared for decelerating growth and a changing environment.

We will continue to serve the needs of middle-market businesses, initially within the United States. Our management estimates that U.S. middle-market companies were responsible for $62 billion of the U.S. revenue in this sector. We generally define middle-market companies as those that generate between $10 million and $2 billion in annual revenue and typically employ between 100 and 10,000 persons. There are approximately 150,000 middle-market companies in the United States that we plan to target as potential customers. In addition, because of the fragmented market for these services, thousands of medium-sized market participants are both our potential competitors for the $62 billion in revenue from U.S. middle-market customers and potentially acquisition targets. Gartner has indicated that IT spending by middle-market companies will be growing in the coming years.8

We provide IT project and staffing solutions that include planning, design, deployment, consulting and integration and support services based upon industry-leading Oracle, IBM/Informix and Microsoft database technologies to meet the needs of middle market customers. In addition to database consulting, we offer technology training, system services and product sales that augment our core IT professional services practices.

Business Application Software

Business application software companies develop, publish and support specific software applications and suites of applications. AMR Research reports that enterprise software buyers spent $41 billion in 2002 and were estimated to spend $46 billion in 2003.9 Furthermore, studies directed by SmithBarney indicate that a considerable number of CIOs are ready to spend additional budget dollars on database projects.10 Additionally, the market for certain types of BAS is changing significantly. In 2001, customer relationship management software (“CRM”) spending accounted for 29% of BAS spending and will account for 38% of BAS spending by 2006.11 Supply-chain and product life-cycle management software accounted for 20% of BAS spending in 2001 and is expected to increase to 30% by 2006.12 Spending for enterprise resource planning (“ERP”) made up 47% of the BAS market in

[2]	“IT Consulting, Integration Expected to Grow,” TechWeb News, March 18, 2003.

[3]	“IT services Outlook Improves,” VARBusiness, January 7, 2003.

[4]	“IT Services Market Declines,” TechWeb News, May 13, 2003.

[5]	“IDC Projects 2004 ‘Conservative’ IT Spending Growth of 4.9%; Could Be Higher,” VARBusiness, December 12, 2003.

[6]	Ibid.

[7]	“Report: IT Services Market Strong In 2004,” InformationWeek, January 9, 2004.

[8]	“Being Stuck In The Middle Might Be The Right Place,” VARBusiness, January 21, 2003.

[9]	Study Finds Growth In Enterprise Software Market, InformationWeek, May 31, 2002.

[10]	“IT Spending Rising,” ChannelWeb, February 27, 2004.

[11]	Study Finds Growth In Enterprise Software Market, InformationWeek, May 31, 2002.

[12]	Ibid.

2001, but is expected to shrink to 27% by 2006.13 IDC predicts worldwide sales of database software, relational and object-relational database management systems to reach $20 billion by 2006.14

A new term and application for software, enterprise performance management (or “EPM”), was introduced by AMR Research and described as the application of the future. EPM is the convergence of existing application areas toward improving the overall performance of the company.15 We view this convergence as integral to our business strategy because customers will be able to connect disparate systems in order to draw valuable business conclusions.

Our value proposition for BAS is similar to IT Professional Services in that both involve integration, implementation and scale to middle-market segments. BAS products typically fall into one of three categories: strategic; operational; or transactional. The typical challenge experienced across all segments of the middle market is that disparate software applications utilized across all three product categories do not communicate with one another.

We have identified six middle-market business application software product categories that the Company expects to pursue through the course of future acquisitions and partnerships consisting of Enterprise Operations, Enterprise Intelligence, E-Business Applications, Collaborative Applications, Content and Knowledge Management and Internet Services. These categories are designed to meet the needs of six targeted industries: financial services; healthcare; light manufacturing; energy/utilities; and wholesale/retail and services.

•	Enterprise Operations – consisting of accounting, human resources management, benefits management, workforce management, contract and revenue management, aggregation services and professional service automation services. Our model focuses on the ability to take these disparate but common Enterprise Operations systems and use all data sources as efficiently as possible by minimizing the duplication of entries. Streamlining these data operations allows companies to reduce overhead costs associated with redundant systems and the staffing required for those systems.

•	Enterprise Intelligence – consisting of on-line analytical processing, database (multidimensional and relational), data processing, data mining, costing, budgeting and forecasting products. With the data input and stored by the Enterprise Operations product category, retrieval and presentation of that data falls in the realm of Enterprise Intelligence products. Because this use of data is the critical component in the guidance and direction of business processes and decisions, we expect to sell and deliver applications that allow companies to make timely decisions and share the information necessary for proper profit management.

•	E-Business Applications – consisting of customer relationship management, sales force automation, commerce analysis, order taking, transactional back-office, commerce-enabled portals and procurement applications. We plan to use these applications to help customers track their sales activities, make customer service more efficient and implement effective marketing campaigns, for example. The primary focus of CRM is customer service, with issues ranging from order fulfillment to customer support. All customer interaction touch points are maintained in the CRM system with the sole intent of providing positive customer interaction and thereby increasing customer loyalty. With fierce competition on the web, we will allow companies to set themselves apart by providing a personalized web browsing experience. Today, a page that includes status information for pending orders and shipments will welcome corporate buyers. eProcurement programs help companies buy everyday items such as paper, office machinery and cleaning supplies via the web and help manufacturers support a supply chain system with timely refills of required parts.

•	Collaborative Applications – consisting of voice, fax and video over IP, scheduling, calendaring, integrated messaging, whiteboard conferencing, project management and document editing applications. These applications facilitate both internal and external communication. We expect to use collaborative

[13]	Ibid.

[14]	UPDATE - IDC: Database software market heading to $20 billion, ITWorld, May 23, 2002.

[15]	Software is HOT – Highlights from AMR’s Spring Conference in the Desert, USBancorp Piper Jaffery, May 31, 2002.

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

•	Content and Knowledge Management – consisting of “spidering,” digital rights management, data security, encryption, authentication library services and push technology applications. Content and knowledge management applications are expected to provide our customers with the ability to maintain online catalogs and other mission-critical data for internal and external consumption. Digitalization of legacy content allows prior-period investments to be brought into the current web environment and thereby extend the useful life of that data. Electronic content is vulnerable to piracy and misuse at the instant content is downloaded and accessed. Digital rights management strategies and tools extend protection beyond the firewall restricting who can do what to the electronic content. Protecting intellectual property through digital rights management is a core requirement of e-business infrastructure. We expect to employee these technologies to facilitate the efficient sharing of digital information in order to increase productivity for customers.

•	Internet Services – consisting of portals, email, facsimile and wireless services. These services provide much of the content delivered in a website portal. These items are typically generic, informative and time-sensitive. The sources of the content may be the company itself or external feeds such as news agencies or stock markets. In addition, with the introduction of advanced wireless technologies, mobile customers are well positioned to access content and services anytime, anywhere. We create value for customers through enabling the use of these technologies for use within customer organizations. A key to a company successfully using such services is the ability to control or push the content from specific providers selected by management, for example, the Vice President of Marketing may want all sales people to have content pushed to them from specific publications as their main source of industry news so as to maintain a standard of information provided. Or the company may establish a portal with content from specific providers for outside services such as travel, shipping and banking.

Application Services and Management

IDC expects steady growth in worldwide spending on application service provider (or “ASP”) services from $11.1 billion in 2001 to over $20 billion by 2006.16 This growth is attributable to companies of all sizes looking to outsource maintenance and competitive IT management activities in order to focus on more strategic activities.17 Our strategic objective is to use our ASP delivery mechanism to implement IT solutions for all segments of the middle market. We deliver BAS products either through an ASP or on-site, linking end-users to applications with significantly lower cost by accessing them through a universal external point. We also offer third-party software and applications through both an ASP and license agreement. Our professional services operating business units generate recurring revenue by providing ASP hosting contracts as part of their ongoing maintenance and upgrades for customers.

MARKETING AND DISTRIBUTION

Through our operating companies, we market our IT Professional Services, Business Application Software and Application Services and Management outsourcing to middle-market businesses. We believe that products and services we may develop or acquire should be marketed with the goal of improving utilization of business information. We intend for these product and service offerings to offer professional services and software applications that support business intelligence systems, enterprise information performance and improved knowledge management throughout our customers’ business operations. We target middle-market companies that

[16]	ASP, App Management Markets to Reach $20 Billion by 2006, IDC, March 28, 2002.

[17]	Ibid.

have requirements for IT professional services, business application software and application service and management.

We believe this model will enable middle-market companies to access integrated business process applications that can be delivered on a fully outsourced basis through portal technology or, if needed, delivered as a traditional licensed product. This entails the integration, deployment, hosting and ongoing management of, and network access to, remotely hosted business process applications like e-commerce, accounting, scheduling and messaging. We provide products and services to middle-market customers that trade the difficulties of purchasing software, managing software implementation risk, staffing an internal information technology department and suffering from unpredictable budgets for a single interface, an interoperable data structure, access to applications that complete the end-to-end solution for business processes and a selection of pricing structures.

We believe that it will be necessary for the success of our business plan to have multiple sales models for generating revenue. We are using the two basic sales models in the industry, software application sales and service sales.

The software application sales model that we have deployed consists of:

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

Best-of-breed software companies such as Seibel, PeopleSoft, SAP and others offer specific products to their customers, but, in most cases, these companies focus on a single offering, intending to be the best in their product category. Our middle-market customers may require implementation and integration of these types of products from time to time. We are qualified to provide those services for these companies’ products.

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

DEPENDENCE ON MAJOR CUSTOMERS

Certain customers account for a significant portion of our revenues. In 2003, our ten largest customers represented approximately 48% of our total revenues, and our largest customer accounted for approximately 12%. No other customer accounted for more than 7% of total revenues in 2003. Some of our significant customers include: Lockheed Martin Corporation; Bloomberg L.P.; Aegis Communications Group; IBM – Data Management Division; ACS Government Services; Devon Energy Production L.P.; and Computer Science Corporation. We seek to develop long-term relationships with our customers. Although a typical individual customer assignment ranges from two to 12 months in duration, some of our customer relationships have continued for more than four years. In late 2003, we lost one major customer, and in early 2004 we were notified by Oracle Corporation of their intent to terminate the Oracle Approved Education Center Agreement between Oracle and ThinkSpark. The revenue generated by these two losses totaled approximately 11% of our total revenues in 2003. If any additional significant customer terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse effect on our business, financial condition and results of operations.

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

Acquisition of Media Resolutions, Inc.

In April 2002, we acquired Media Resolutions, Inc., an ASP and website hosting company located in Dallas, Texas. We paid $330,000 in cash and notes and 50,000 restricted shares of our common stock valued at $313,000 in exchange for all the outstanding shares of Media Resolutions.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Media Resolutions were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible net assets acquired in the acquisition of Media Resolutions totaled approximately $477,000 and was allocated to goodwill. Of the approximate $477,000 of goodwill recorded in the acquisition of Media Resolutions, Inc., $119,000 was written off in September 2003.

Acquisition of Virtually There, Inc.

In May 2002, we acquired Virtually There, Inc., an ASP and website hosting company located in Fort Worth, Texas. In exchange for the outstanding shares of Virtually There, we paid $120,000 in notes, issued 115,385 shares of our restricted common stock valued at $455,000 to the shareholders of Virtually There, and assumed approximately $185,000 of the existing liabilities of Virtually There as of the date of closing.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Virtually There were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible net assets acquired in the acquisition of Virtually There totaled approximately $714,000 and was allocated to goodwill. The value allocated to goodwill exceeded the stated purchase price due to the assumption of liabilities at acquisition.

In July 2003, the Company announced the formation of ThinkSpark Web Services and Solutions, a business unit which combines the operations of its Virtually There, Inc. and Media Resolutions, Inc. subsidiaries.

Acquisition of The Visionary Group, Inc.

In April 2002, we acquired The Visionary Group, Inc., a professional services firm providing IT Professional Services related to Oracle applications software. Headquartered in Dallas, Texas, The Visionary Group had operations in Dallas and Austin, Texas. We paid $910,000 in cash and notes and satisfied approximately $70,000 of existing debt in exchange for all the outstanding shares of The Visionary Group.

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

Acquisition of Universal Data Technology, Inc.

In May 2002, our newly created and wholly owned subsidiary, UDT Consulting, Inc., acquired the assets of Universal Data Technology, Inc., an IT Professional Services practice headquartered in Dallas, Texas with additional operations in Arkansas and Florida. Our total purchase price for substantially all of Universal Data Technology’s assets was the sum of a minimum purchase price of $1,127,750 and the product of multiplying two times UDT’s adjusted earnings before interest, taxes, depreciation and amortization for the 12 months immediately following the closing date of the acquisition (the “Measurement Period”). In July 2003, Axtive, UDT Consulting, Inc., and Universal Data Technology, Inc. entered into a settlement agreement to resolve all outstanding obligations of the parties arising from the acquisition of Universal Data Technology, Inc.’s assets. In July 2003, we paid Universal Data Technology, Inc. $310,000 in full and final payment of the purchase price for the acquisition. $390,000, which represents the difference between the $700,000 originally recorded as a note payable as of the acquisition date and the amount paid of $310,000, is included as a “Gain on extinguishment of debt” in the accompanying consolidated statements of operations.

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

During the third and fourth quarters of 2003, revenues for UDT Consulting, Inc. fell below acceptable levels. The decline resulted from the loss of several significant contracts and an overall decline in the market. In an effort to retain the remaining UDT business, while reducing overhead costs, all operations of UDT Consulting, Inc. were consolidated under ThinkSpark Corporation, another of the Company’s subsidiaries. Despite ThinkSpark’s aggressive steps to maintain the current business, substantially all remaining revenue was lost in December 2003. Of the approximate $1.05 million of goodwill recorded in the acquisition of Universal Data Technology, $100,000 was written off in September 2003 and the balance was written off in December 2003.

Acquisition of ThinkSpark Corporation

In May 2003, we acquired ThinkSpark Corporation and its subsidiaries, a professional services firm providing IT Professional Services related to Oracle database software, in a merger transaction. ThinkSpark is headquartered in Dallas, Texas with additional offices in Austin, Texas, San Antonio, Texas, Oklahoma City, Oklahoma and Las Vegas, Nevada. The Company believes that ThinkSpark is a significant building block for growing Axtive’s IT professional services business in conjunction with executing the Company’s current business plan. As a result of the acquisition, the Company gained an industry savvy management team with decades of professional service experience, an established and profitable partnership with Oracle and numerous long-term government contracts. We assigned a value of $662,000 to non-compete agreements entered into by ThinkSpark management, amortizable over 2 years; $662,000 to the Oracle partnership, amortizable over 2 years; and approximately $2.3 million to the government contracts acquired, amortizable over 5 years.

In exchange for all the outstanding shares of ThinkSpark, we paid approximately $242,000 in cash and notes and $198,000 in acquisition-related costs. As part of the acquisition, Axtive assumed $5.0 million of long-term debt from ThinkSpark’s secured creditor, Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”). The debt assumed is secured by all of the assets of ThinkSpark, although Merrill Lynch agreed to subordinate its liens on up to $1.0 million of accounts receivable of ThinkSpark under certain circumstances. The debt is also guaranteed by the remaining subsidiaries of Axtive. We also issued Merrill Lynch warrants to acquire 500,000 shares of Axtive’s common stock in exchange for Merrill Lynch’s assignment to Axtive of an additional $1.9 million of debt due from ThinkSpark. The warrants have an exercise price of $0.10 per share and can be exercised anytime prior to the tenth anniversary of their issuance (May 2013).

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of ThinkSpark have been recorded at their estimated fair value and the results of operations have been included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible assets acquired in the acquisition totaled $2.5 million and was allocated to goodwill.

PATENTS, TRADEMARKS, ETC.

We currently have no patents. We acquired the “Axtive” trademark and logo in June 2002. See Item 12, “Certain Relationships and Related Transactions—Acquisition of ‘Axtive’ Name.”

EMPLOYEES

As of December 31, 2003, we employed three executive officers, six full-time employees in the corporate office, 24 full-time employees within our subsidiaries and a total of 58 billable consultants. None of our employees are subject to a collective bargaining arrangement. We have employment agreements with our executive officers. We believe our relations with our employees are good.

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

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $49.4 million at December 31, 2003. Of this amount, approximately $33.5 million had accumulated through March 31, 2001, and is attributable to the Company’s former One-on-One golf video business. Another approximately $6.2 million reflects impairment charges and bad debts stemming from investments and loans made prior to the Company’s creation of its current business plan. For the year ended December 31, 2003, we incurred a net loss of approximately $4.8 million including impairment charges related to goodwill and intangibles of approximately $1.3 million.

We believe we will continue to incur losses until we are able to generate sufficient revenues to offset the operating costs associated with executing our new business plan. These losses could limit our ability to grow and to raise new funds and could ultimately jeopardize our ability to remain in business.

We need additional financing.

We do not currently maintain a credit facility with any bank or financial institution. We believe that our ability to raise additional financing, either as debt or equity, is further hindered by our continuing operating losses, the low market price of our common stock and the lack of a listing for our stock on a national securities exchange or association.

We may not be able to carry out our acquisition strategy.

Our business strategy is focused upon making additional acquisitions of software-related technology companies. To be suitable for acquisition by us, these companies must be small enough to be affordable yet profitable. Acquisition candidates may be few in number and may attract offers from companies with greater financial resources than us. Acquisitions involve numerous risks, including, among others, loss of key personnel of the acquired company, difficulties associated with assimilating the personnel and operations of the acquired company, potential disruption of our ongoing business and the maintenance of uniform standards, controls, procedures and policies. While we believe our past acquisitions are compatible with our business plan, we have not experienced success with all of our past acquisitions. Our acquisition strategy has been adversely affected by our continuing need for additional financing, which limits our ability to seek and complete acquisitions. We can provide no assurance that we will be able to locate suitable acquisition targets or that we will be able to complete additional acquisitions. Our business plan will succeed only if we are able to identify, acquire and manage additional acquisitions. There can be no assurance that we will be able to implement our business plan, and failure to effectively implement our business plan will have a material adverse effect on us.

Our current financial condition prevents us from financing an acquisition independently.

Our current financial condition will not allow us to finance additional acquisitions independently. We can offer no assurance that Axtive will be able to obtain financing in addition to that secured in connection with the issuance of the offering of our series A convertible preferred stock (“Series A Preferred Stock”) in April 2002 and May 2003, and the private placement of our common stock in February 2004 on acceptable terms or at all. If we cannot obtain additional financing, we will not be able to complete any future acquisitions and will consequently not be able to successfully implement our business plan.

We depend on major customers.

A small number of our customers account for a significant portion of our revenues. In 2003, our ten largest customers represented approximately 48% of our total revenues, and our largest customer accounting for approximately 12%. No other customer accounted for more than 7% of total revenues in 2003. Our typical customer assignments are short in duration due to the nature of our products and services. Our customers may cancel their contracts on short notice or may reduce their use of our products or services. In late 2003, we lost one major customer, and in early 2004 we were notified by Oracle Corporation of their intent to terminate the Oracle Approved Education Center Agreement between Oracle and ThinkSpark. The revenue generated by these two losses totaled approximately 11% of our total revenues in 2003. If any additional significant customer terminates its relationship with us or substantially decreases its use of our products or services, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on our officers and key personnel.

Our prospects depend on the personal efforts of Graham C. Beachum II, our Chairman of the Board and Chief Executive Officer, Graham C. “Scooter” Beachum III, our President and Chief Operating Officer, and other key personnel throughout Axtive and its operating companies to implement our acquisition and operating strategies. The loss of the services of these executives could have a material adverse effect on our business and prospects because of their knowledge and experience of, and contacts within, our industry.

Our success depends, to a significant extent, on the continued contributions, experience and knowledge of our senior management team and key technical and marketing personnel and the key personnel of our operating companies. Our success also depends upon our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing personnel. No assurance can be given that we will be able to successfully attract, assimilate or retain a sufficient number of qualified personnel. The failure to do so could have a material adverse effect on our business, results of operation and financial condition. Our ability to attract or retain qualified personnel is adversely affected by our continuing operating losses and need for additional financing.

If we fail to manage our growth and integrate our acquired businesses, our business will be adversely affected.

If the business strategy discussed in this report results in significant growth of our operations, we will be required to implement and improve our operating and financial systems and controls, and expand, train and manage our employee base to manage this growth. To the extent that our management is unable to manage the growth and integration effectively, our business, results of operations and financial condition could be adversely affected. We have not been able to successfully grow or integrate all of our acquired companies, which has led to the termination of some of the acquired businesses. In addition, the integration of the acquired entities and their operations will require our management to make and implement a number of strategic operational decisions. The timing and manner of the implementation of these decisions could materially impact our business operations.

We must attract and retain qualified consultants.

Our future success depends, in part, on our ability to attract and retain adequately trained personnel who can address the changing and increasingly sophisticated technology needs of our customers. While the current employment conditions have lessened our risk somewhat in attracting high caliber consultants, there can be no assurance that such conditions will continue and we will be successful in attracting and retaining the personnel we require to conduct and expand our operations in the future. Our ability to attract or retain qualified personnel is adversely affected by our continuing operating losses and need for additional financing.

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

If our stockholders sell substantial amounts of their common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. As a result of the private placement of our common stock in February 2004 and the related conversion of our outstanding preferred stock into common, we have a substantial number of outstanding shares of common stock that are restricted securities. These shares are subject to demand and incidental registration rights. The sale of a substantial number of shares of our common stock may adversely affect the prevailing price of our common stock in the public market and may impair our ability to raise capital through the sale of our equity securities.

There are also a substantial number of outstanding options to purchase shares of our common stock. The exercise of any of these options would also have a dilutive effect on our stockholders. Furthermore, holders of options are more likely to exercise them at times when we could obtain additional equity capital on terms that are more favorable to us than those provided in the options. As a result, exercise of the options may adversely effect the terms of future financings and would require us to issue significant amounts of our common stock at the time of exercise.

Our common stock is not listed on any exchange or automated quotation system, which adversely affects its liquidity and market price.

Our common stock currently trades on the Over-the-Counter Bulletin Board. The lack of a listing on one of the national securities exchanges or automated quotation systems adversely affects the liquidity and market price of our common stock.

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

ITEM 2.	DESCRIPTION OF PROPERTY

We lease our office space, and each of the office locations and property details are set forth in the following table:

Description	Address	Square Feet	Lease Expiration

Virtually There	411 West Seventh Street, Suite 200 Fort Worth, Texas 76102	2,962	July 2004

ThinkSpark	5001 LBJ Freeway, Suite 275 Dallas, TX 75244	8,230	August 2007

	3305 Northland Dr., Suite 402 Austin, TX 78731	1,857	February 2006

	613 NW Loop 410 Suite 520, San Antonio, TX 78216	6,439	August 2004

	1601 NW Expressway, Suite 850 Oklahoma City, OK 73118	5,028	February 2006

	500 North Rainbow Blvd., Suite 300 Las Vegas, NV 89108	3,521	Month-to-Month

TERMINATING LEASES (1)

Houston, Texas		5,959	December 2006

Cleveland		6,219	December 2003

Dayton		3,138	January 2004

(1)	Terminating leases represent properties acquired as part of the ThinkSpark acquisition but are no longer needed. The Company is currently in negotiations with the respective landlords and intends to settle any remaining obligations at less than full value. One settlement totaling $55,000 has been agreed to by one landlord. Per the terms of the settlement, we made a $27,500 payment in March 2004; the balance is due on April 30, 2004. The remaining obligations that have not yet been resolved under terminating leases could total approximately $268,000.

We believe our facilities are generally in good condition and are adequate for our current level of operations. We believe that suitable additional or alternative space will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS

PROCEEDINGS AGAINST THE VISIONARY GROUP

In June 2002, we were notified that The Visionary Group and Axtive had been sued in the District Court of Dallas County, Texas for non-payment of approximately $110,000 due to former sub-contractors of The Visionary Group. In order to limit our costs to defend the matter, Axtive agreed to a partial summary judgment pursuant to which Axtive admitted the liability of The Visionary Group, but retained our defenses on the third-party beneficiary claim against Axtive. In November 2003, we entered into settlement agreements with the parties assigning to them all interest in any claims we may have against any former officer, director or shareholder of The Visionary Group, in exchange for the parties releasing us from any claims arising out of the suit discussed above.

In April 2003, a judgment was entered against The Visionary Group in the amount of approximately $3,000 for failure to pay the business related expenses of a former employee. The judgment remains outstanding.

PROCEEDINGS AGAINST THINKSPARK

In 2002, a former customer obtained a final judgment against ThinkSpark. The former customer filed a collection suit against ThinkSpark with respect to the judgment in the amount of $940,000, including attorneys’ fees. The former customer also filed a lawsuit against certain of ThinkSpark’s then directors and stockholders with respect to alleged improper repurchases of stock from certain stockholders. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a settlement agreement and a tolling agreement with the former customer. ThinkSpark agreed to make a cash payment of $18,000 to the former customer and issue a promissory note for $150,000. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 12 months. In exchange, the former customer agreed not to seek to enforce the judgment, to dismiss with prejudice the separate lawsuit, and upon payment in full of the promissory note, to fully release ThinkSpark and the individual defendants from all claims. The payments due on the promissory note in 2004 total approximately $65,000. ThinkSpark is currently past due on the payments for the three months of 2004, but is in the process of bringing its payments current. The promissory note matures in May 2004.

In October 2002, a former employee filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the former employee. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the former employee a promissory note in the amount of $169,000, which the former employee agreed to accept in settlement of his claims. A portion of which represented the merger consideration payable to the former employee. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The former employee agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants. No payments have been made on the promissory note since October 2003. In February 2004, the former employee attempted to seek a default judgment against the former ThinkSpark directors and stockholders on the lawsuit, which was avoided as a result of answers filed by those individuals. ThinkSpark is currently negotiating with the former employee to restructure the settlement obligations and bring them current; however, we can provide no assurance that we will be successful in restructuring the settlement or bring our settlement obligations current.

ThinkSpark was sued in state court in Cuyahoga County, Ohio, for breach of a November 1998 lease agreement for office space in Cleveland, Ohio, which has been vacated by ThinkSpark. The landlord obtained a judgment in March 2003 for approximately $203,000 plus 10% per year until paid and all costs, including collection costs. The landlord has sought to domesticate the judgment in state court in Texas and ThinkSpark has been served with post-judgment discovery.

ThinkSpark was sued in state court in Tarrant County, Texas for breach of an October 1998 lease agreement for office space in Fort Worth, Texas, which has been vacated by ThinkSpark. The landlord seeks damages for past due rent, utilities and other sums due under the lease, future rents, brokerage commissions paid by the landlord at the commencement of the lease, and unreimbursed tenant improvement expenses in the total amount of approximately $212,000, plus attorneys’ fees. In August 2003, ThinkSpark entered into a Release and Settlement Agreement with the landlord. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, ThinkSpark agreed to a cash payment of $20,000 and executed a promissory note in favor of the landlord for $36,000. The promissory note bore interest at 6% per year and was payable over 12 months. ThinkSpark failed to make the required payments under the promissory note, and in January 2004, the landlord obtained a final judgment for $224,000. In March 2004, ThinkSpark and the landlord reached a final settlement and the obligation was settled for payment by ThinkSpark of $36,000.

ThinkSpark was sued in state court in Fulton County, Georgia for breach of a June 2000 lease agreement for office space in Atlanta, Georgia, which has been vacated by ThinkSpark. The landlord seeks damages for past due rent of approximately $12,000 per month since August 2002. The action as originally filed claimed past due rent from August through November 2002. In November 2003, the landlord obtained a subsequent judgment for approximately $323,000, and served one of ThinkSpark’s customers with two separate garnishment orders totaling $323,000. In December 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of that agreement, we paid the landlord $200,000 and delivered a bill of sale for all furniture, fixtures and equipment left on the premises in exchange for a release and dismissal of the garnishment orders and full satisfaction and release of the judgments.

In January 2001, a United Kingdom subsidiary of ThinkSpark entered into a lease for office space in London for a 15-year term. ThinkSpark was required to be a surety on this lease agreement. In October 2002, the ThinkSpark subsidiary ceased operations in the United Kingdom and consequently breached the lease agreement. The United Kingdom subsidiary is now in liquidation. The landlord filed suit against ThinkSpark in the United Kingdom. In May 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, Axtive executed a promissory note in favor of the landlord for $200,000. The promissory note bears interest at 6% per year and is payable over 12 months. Axtive issued 121,915 restricted shares of our common stock to the landlord as security for the promissory note. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. In October 2003, 32,589 shares were returned to the Company and held by us as treasury stock. In 2004, ThinkSpark became past due on certain payments, but has now brought the payments current. Approximately $35,000 in payments remain and the promissory note matures in May 2004. Assuming the promissory note is paid in full pursuant to its terms, all of the shares will be returned. All returned shares will be held by us as treasury shares. If there is a continuing default on the promissory note, the landlord has the right to keep all or part of the shares to satisfy any remaining obligation.

In July 2003, ThinkSpark was sued for breach of a lease agreement for office space in Las Vegas, Nevada. The landlord seeks damages in excess of $10,000 for one month’s rent plus attorney’s fees and costs of the suit. Management believes the rent to have been paid and does not expect an adverse judgment against ThinkSpark.

In July 2003, an individual filed suit against ThinkSpark alleging breach of contract and seeking damages of $14,040 plus interest, attorney’s fees and court costs. The suit was based on a contract between ThinkSpark and the former employee whereby the individual served as an independent contractor as a consultant and expert witness in a collection effort against a former customer. The individual rendered these services in 2001. ThinkSpark agreed to pay the individual $1,500 per month for a term of eleven months, commencing in August 2003. The parties also executed an agreed judgment in the amount of $21,500. In December 2003, based on ThinkSpark’s failure to make timely payments due under the agreement, the individual obtained a lien on ThinkSpark’s operating bank account. In order to obtain a release of the lien, in December 2003, ThinkSpark paid all remaining amounts due and the individual abated the proceedings against ThinkSpark and filed a motion for nonsuit with prejudice.

In December 2003, ThinkSpark received notification of a demand for arbitration based on failure to pay for services rendered under a subcontract agreement and for failure to make payments after entering into a $235,000 promissory note in November 2003 with said subcontractor for a portion of the unpaid services. The amount sought is $304,000 plus interest and attorneys’ fees and costs. An administrative hearing in the arbitration was scheduled for February 2004, but was postponed. ThinkSpark is currently in negotiations with the subcontractor to reduce the liability to $75,000; however, we can give no assurance that ThinkSpark will be successful in reducing the claim.

OTHER LEGAL PROCEEDINGS

Currently, the Company has three judgments totaling approximately $75,000 pending against us relating to our former One-on-One golf video business. In March 2004, we settled one of the judgments for $39,000 and are in negotiations to reduce the amounts payable under the remaining two judgments. Depending on the success or failure of such negotiations, an unfavorable outcome could have a material negative impact on our business.

Axtive and its subsidiaries are involved in other legal proceedings arising in the ordinary course of business. We believe that none of these other legal proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our common stock is traded on the Over-The-Counter (OTC) Bulletin Board under the symbol “AXTC.OB”.

The following table sets forth, for the period from January 1, 2002 through March 31, 2004, the range of high and low closing bid prices for the common stock reported on the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect interdealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2002
First Quarter	$10.00	$5.00
Second Quarter	7.80	3.50
Third Quarter	5.10	1.10
Fourth Quarter	4.00	1.20

2003
First Quarter	2.70	1.70
Second Quarter	2.50	1.00
Third Quarter	2.50	1.00
Fourth Quarter	3.00	0.80

2004
First Quarter	1.35	0.57

HOLDERS OF COMMON STOCK

As of March 31, 2004, the last reported closing bid price of our common stock was $0.80 per share, and there were 154 holders of record of our common stock.

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

Holders of our Series A Preferred Stock were entitled to receive an 8% cumulative dividend payable, when and if declared by the board of directors, in cash or in additional shares of stock. As of December 31, 2003, undeclared dividends payable to holders of the Series A Preferred Stock totaled approximately $732,024. On February 26, 2004, all of our outstanding shares of Series A Preferred Stock, together with all accrued and unpaid dividends, were converted into shares of our common stock. See Item 5, “Market for Common Equity and Related Stockholder Matters—Recent Sales of Unregistered Securities” and Item 6, “Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources.”

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATIONS PLANS

Equity Compensation Plan Information

(as of December 31, 2003)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1996 Stock Incentive Plan)	85,000	23.10	0
Equity compensation plans approved by security holders (2002 Stock Incentive Plan)	1,309,550	3.44	3,690,450
Equity compensation plans not approved by security holders	240,000	8.55	N/A
Total	1,634,550	5.21	3,690,450

1996 Employee Stock Option Plan

In April 1996, we adopted the 1996 Stock Option Plan, which was amended most recently in August 2000. The 1996 Plan provides for the granting to directors, officers, key employees and consultants of up to 50,000 shares of common stock in a year. Grants of options may be incentive stock options or non-qualified stock options and will be at such exercise prices, in such amounts, and upon such terms and conditions, as determined by the board of directors or the compensation committee of the board of directors. The term of any option may not exceed ten years. In August 2000, the 1996 Plan was amended to increase the number of shares reserved for issuance to 100,000 shares of our outstanding common stock.

During 2000 and 2001, stock option grants were made by the board of directors that would cause the number of options issued under the 1996 Plan to exceed the number authorized under the plan. As described below, such grants were transferred to the 2002 Stock Incentive Plan and were approved by the stockholders. As of December 31, 2003, there were options exercisable for 85,000 shares of common stock outstanding under the 1996 Plan, which are held by one optionee, and none available for future grants.

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

For administrative convenience and to provide that all options outstanding for current employees are under a single plan, 291,000 options previously granted pursuant to the 1996 Stock Option Plan, but in excess of the number of shares authorized under the plan (the “Transferred Options”), were transferred to the 2002 Plan. The administrative transfer did not change the number of option shares, the vesting schedule or the exercise price of the options previously granted under the 1996 Plan. As a result, there was no accounting impact to the Company.

In May 2003, our board of directors approved an amendment of the 2002 Plan to increase the number of shares authorized for issuance under the 2002 Plan from the original number of 12,000,000 to 17,000,000 shares, on a pre-split basis. In addition, the amendment provided that upon the effectiveness of a 1-for-10 reverse stock split announced by the Company, the number of shares authorized for issuance under the 2002 Plan will be 5,000,000 shares. The amendment was immediately effective, but was subject to approval by our stockholders. In May 2003, a majority of our shares entitled to vote approved the adoption of amendment by written consent. On November 24, 2003, a Schedule 14C Information Statement was mailed to our stockholders reflecting this action. The stockholder approval of the adoption of the amendment became effective on December 23, 2003.

As of December 31, 2003, there were 1,309,550 options outstanding under the 2002 Plan (which includes the Transferred Options), of which 857,662 were vested, and 3,690,450 shares of our common stock were available for future awards under the 2002 Plan.

To date, the Company has not issued any restricted or unrestricted stock awards, stock appreciation rights, dividend equivalents rights or long-term performance awards under the 2002 Plan.

Stand-Alone Agreements

During 2001 we issued 50,000 stock options in conjunction with an employment agreement to an executive officer, and during 2002 we issued 215,000 stock options in conjunction with employment agreements to the key management of the acquired companies under stand-alone stock option agreements. As of December 31, 2003, 240,000 remained outstanding. The exercise prices on these options ranged from $4.16 to $15.00 per share with a weighted average price of $8.55 per share. Vesting periods ranged from immediately upon grant to three years with a weighted average vesting period of nine months. All stand-alone options granted in 2001 and 2002 were not intended to be incentive stock options under the Internal Revenue Code of 1986, as amended. The Company recorded no expense related to the grant of options pursuant to stand-alone agreements.

RECENT SALES OF UNREGISTERED SECURITIES

Private Placement of Common Stock

On February 26, 2004, we issued 23,459,087 shares of our common stock in a private offering to existing investors at $0.07687 per share. We received gross proceeds of $1.8 million, consisting of $1.05 million in cash and $750,000 in consideration of conversion of promissory notes and note warrants issued by Axtive to certain of its stockholders. Of the net cash proceeds, after paying legal expenses related to the offering, we have used or expect to use $167,000 to repay short-term notes and a 12% promissory note issued to one of our investors, $456,000 to satisfy past due liabilities and $296,000 to settle judgments and promissory notes from prior acquisitions. The balance is available for working capital and general corporate purposes. These purchasers have demand registration rights beginning in February 2005, as well as incidental registration rights, with respect to the shares of common stock acquired.

As part of the February 2004 private offering, two of the purchasers agreed to purchase an aggregate of 15,345,464 additional shares of common stock for cash on the same terms. The additional purchases are scheduled to occur monthly, in varying amounts, from April 2004 to November 2004.

Additionally on February 26, 2004, we issued 7,648,221 shares of our common stock at $0.07687 per share to our preferred stockholders upon conversion of all outstanding shares of our Series A Convertible Preferred Stock. Concurrent with this conversion, the preferred stockholders agreed to waive and terminate all warrants issued in conjunction with their previous purchases of Series A Convertible Preferred Stock.

On March 5, 2004, as part of the February 2004 offering, we issued 571,090 of our common stock at $0.07687 per share to one of our stockholders in consideration of the conversion of a promissory note and note warrant issued by Axtive to that stockholder.

On March 26, 2004, as part of the February 2004 offering, we issued an additional 3,694,521 shares of our common stock at $0.07687 per share. We received additional gross proceeds of $284,000, all of which is available for working capital and general corporate purposes.

We paid no commissions in connection with issuance of the new shares of common stock in 2004. The new shares of Common Stock were issued by the Company in reliance upon an exemption from registration pursuant to Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933. A Form D was filed with the SEC.

Other Issuances

In connection with the settlement of a lease dispute involving a United Kingdom subsidiary of ThinkSpark Corporation, ThinkSpark entered into a settlement agreement with the landlord. See Item 3, “Legal Proceedings—Proceedings Against ThinkSpark.” Pursuant to the terms of the settlement agreement, we issued 121,915 restricted shares of our common stock to the landlord as security for a promissory note from Axtive for $200,000. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. Assuming the promissory note is paid in full pursuant to its terms, all of the shares will be returned. In October 2003, 32,589 shares were returned to the Company and are held by us as treasury stock. Assuming the balance of the promissory note is paid in full pursuant to its terms; all remaining shares will be returned and held as treasury stock. If there is a default on the promissory note, the landlord has the right to keep all or part of the shares to satisfy any remaining obligation. The issuance of the restricted shares of common stock did not involve a public offering. The restricted shares were issued by the Company in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

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

GENERAL

Our business model is to acquire technology companies that deliver software products and related professional services to middle-market companies. We currently offer products and services that improve the utilization of business information for middle-market companies within the United States. We expect that current and prospective customers will benefit from integrated business application solutions that are delivered through portal technology or as traditional licensed products. Our acquisitions target companies with existing strategic relationships with Oracle, IBM or Microsoft that will allow us to take advantage of partnership opportunities available only to those select parties. The technology companies targeted for acquisition are those that operate within the following business sectors and operating business units: (1) Information Technology (“IT”) Professional Services; (2) Business Application Software (“BAS”) comprised of six product groups; and (3) Application Services and Management.

Our acquisitions have included ThinkSpark, a professional services firm specializing in the installation and integration of technology solutions from Oracle Corporation; VirtuallyThere, a web services firm; UDT Consulting, a professional services firm specializing in the installation, integration and application of software solutions from IBM, Informix and Microsoft; and Media Resolutions, an application and managed hosting services provider.

Initial development of our business model has involved the acquisition of IT Professional Services and Application Services and Management firms that have existing relationships with numerous middle-market customers. Subsequent acquisitions are expected to target companies that service or offer software products operating on Oracle, IBM or Microsoft database technologies that support the application service delivery channel. Nearly all operations are expected to continue within each operating business unit while a small corporate staff will interface with the capital markets, formulate and manage our overall strategic objectives and oversee all mergers and acquisitions.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Net Revenue. As a result of our acquisitions in 2002 and the ThinkSpark acquisition in May 2003, revenues increased $6.4 million to $8.8 million for the year ended December 31, 2003 from $2.4 million for the year ended December 31, 2002. This increase includes $5.9 million generated by ThinkSpark, and an increase in revenue of $500,000 from the companies acquired in 2002. Gross margins across all businesses averaged 40.5% in 2003 as compared to 43.0% in 2002. This decline is primarily due to the revenue associated with the large volume of government contracts, which yield lower margins, since the acquisition of ThinkSpark in May 2003.

General and Administrative Expenses. General and administrative expenses increased $2.6 million, or 80.6% to $5.7 million for the year ended December 31, 2003 from $3.1 million for the year ended December 31, 2002. This increase primarily includes $2.2 million of general and administrative expenses for ThinkSpark, a $170,000 increase in general and administrative expenses relating to the 2002 acquisitions, and an increase in legal and other professional expenses of $230,000 partially offset by a reduction in the third quarter of office and accounting personnel and the related costs.

Marketing Expenses. Marketing expenses increased $255,200 to $438,300 for the year ended December 31, 2003 from $183,100 for the year ended December 31, 2002. This increase in expenses is primarily related to salaries and bonuses of internal sales and marketing personnel stemming from the acquisitions in 2002 and 2003.

Bad Debt. Bad debt expense in 2003 primarily reflects reserves recorded against receivables of UDT Consulting, Inc. Bad debt expenses in 2002 reflected the $1,037,500 recovery of amounts written off in 2001 with respect to a September 2000 loan that was subsequently settled in 2002 and all rights sold to a third party. See Note 6, “Note Receivable”, to our consolidated financial statements included elsewhere in this report.

Depreciation and Amortization Expenses. The depreciation expense of $269,800 for the year ended December 31, 2003 is related primarily to the property and equipment acquired through the acquisitions. The amortization expense of $741,100 relates to non-competition agreements entered into with former employees of the acquired companies and our Oracle partnership and government contracts assumed in the ThinkSpark acquisition.

Impairment of Assets. In late 2002, as a result of eliminations or delays on significant contracts and an overall decline in the market, The Visionary Group’s revenue fell below acceptable levels and operations were ceased. As such, the goodwill recorded as part of the acquisition was written off and is included as an impairment of assets for the year ended December 31, 2002. In late 2003, due to a loss of significantly all contracts and an overall decline in the market, revenue for UDT Consulting fell below acceptable levels and the remaining operations of UDT Consulting were consolidated under another of the Company’s subsidiaries. As such, the goodwill recorded as part of the acquisition was written off and is included as an impairment of assets for the year ended December 31, 2003. Additionally, based on annual third party valuations performed during the third and fourth quarters of 2003 for all the intangibles and goodwill, we also recorded a partial impairment of the goodwill recorded as part of the Media Resolutions acquisition and an impairment of the intangibles recorded as part of the acquisition of the Axtive trademark and other tangible assets.

Interest Expense. Interest expense increased $247,800 to $313,700 for the year ended December 31, 2003 from $65,900 for the year ended December 31, 2002. Interest expense in 2002 was attributable to certain loans that were converted into equity in April 2002 with the issuance of preferred stock and the cost of factoring receivables by our subsidiary, UDT Consulting. Interest expense in 2003 reflects primarily the cost of factoring receivables by two of our subsidiaries, UDT Consulting and ThinkSpark, and seven month’s interest expense on the installment note and settlement agreements entered into as a result of the ThinkSpark acquisition.

Gain on Extinguishment of Debt. Gain on extinguishment of debt for the year ended December 31, 2003 includes $390,000 for a reduction in the final settlement of the amounts owed to UDT Consulting for full and final consideration of the purchase price.

Management Fees. Management fees for the years ended December 31, 2003 and 2002 consist of fees we received from PurchasePooling Solutions, Inc. and Demand Aggregation Solutions, LLC (“DAS”) for services of our Chief Operating Officer and other Axtive employees to manage the day-to-day affairs of PurchasePooling and DAS. See Note 5, “Related Party Transactions,” to our consolidated financial statements included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had cash and cash equivalents of $146,000 and a working capital deficit of $7.8 million, compared to cash and cash equivalents of $444,000 and a working capital deficit of $1.4 million on December 31, 2002. During 2003, net cash used in operating activities was $1.5 million as compared to $1.0 million in 2002. The decrease in cash flow from operations in 2003 is primarily the net result of the following: (1) cash used by the net loss of $2.6 million after adjustment for non-cash expenses, (2) an increase in accounts payable of $1.3 million as a result of the ThinkSpark acquisition, and (3) a net change in all other assets and liabilities of $115,000. During 2002, cash used in operating activities amounted to $1 million and consisted of (1) cash used by the net loss of $1.0 million after adjustment for non-cash expenses, (2) $600,000 increase in other liabilities resulting from judgments arising from our former One-on-One golf video business and amounts due on factoring of our receivables, and (3) a decrease in all other assets and liabilities of $600,000.

During 2003, net cash used in investing activities was $750,000 as compared to $1.5 million in 2002. The year 2003 use was due primarily to settlements of prior acquisitions in the amount of $190,000, management fees receivable and advances due from stockholder in the amount of $395,000 and the acquisition of ThinkSpark, net of cash received, in the amount of $180,000. The year 2002 use was primarily due to acquisition of subsidiaries in the amount of $1.5 million.

During 2003, net cash provided by financing activities was $1.9 million as compared to $2.9 million in 2002. Net cash provided in 2003 included $2.3 million in proceeds from the issuance of preferred stock and warrants, and $700,000 in proceeds from related parties offset by $1.0 million in repayments of long-term debt, settlements notes and other short-term notes entered into in connection with the ThinkSpark acquisition,. Net cash provided in 2002 included $2.9 million in proceeds from the issuance of preferred stock and warrants and $200,000 from the issuance of an option to a related party offset by repayments of $140,000 on short-term notes and capital lease payments.

At February 26, 2004, we had cash and cash equivalents of $1.0 million and a working capital deficit of $6.2 million.

During 2003, the Company entered into an Assignment and Assumption Agreement to assume $5.0 million of debt of ThinkSpark outstanding with Merrill Lynch. As of December 31, 2003, the current portion outstanding is $4.8 million. The debt assumed is secured by all the assets of ThinkSpark, although Merrill Lynch has agreed to subordinate its liens on up to $1.0 million of accounts receivable of ThinkSpark under certain circumstances. The debt is also guaranteed by the remaining subsidiaries of Axtive. The debt is payable in monthly installments of $55,000 including 6% percent interest in year one, and monthly installments of $60,000, including 8% interest in year two, with the remaining balance due on June 1, 2005. At December 31, 2003, the Company was not in compliance with certain performance covenants. Under the terms of the Merrill Lynch debt, in the event of a default, Merrill Lynch has the right to accelerate the maturity of the debt, whereupon all outstanding principal, interest and premiums on the note immediately become due and payable. As such, the entire $4.9 million remaining due was classified as a current liability at December 31, 2003 and is included in “Current portion – long-term debt” in the accompanying consolidated balance sheets. Subsequent to December 31, 2003, the Company has cured the default and is in negotiations with Merrill Lynch to obtain a waiver of the performance covenant; however, there can be no assurance that the Company will be successful in obtaining such waiver.

Also during 2003, a number of the Company’s investors made bridge loans to the Company in the amount of approximately $587,000 to fund the working capital needs of the Company. The notes bore annual interest rates of 6% to 12% and are due and payable within two to six months of execution. As of December 31, 2003, the current portion outstanding was $581,000.

On December 15, 2003, we issued 12% promissory notes to several of the company’s investors in the amount of $134,000 to fund the working capital needs of the Company. We also issued warrants to purchase 668,755 shares of common stock at a per share price of $1.10. As of December 31, 2003, the current portion outstanding, net of discount, was $26,000. Additional issuances of the 12% promissory notes were made in early 2004 for $718,000 for further funding of working capital needs by two of the Company’s investors. In connection with our common stock financing in February 2004, all of these notes were converted into shares of common stock or repaid. See Note 17 “Subsequent Events - Private Placement of Common Stock.”

Additionally during 2003, the Company entered into various other settlement agreements with former landlords, customers, and employees of ThinkSpark. Of these settlements, $1.17 million bear interest rates of 6% and are all due and payable within six months to twenty-four months of execution, and $160,000 bear no interest rate and are due and payable within twelve months of execution. As of December 31, 2003, the balance remaining due is $0.9 million, including $641,800 classified as current on the accompanying consolidated balance sheets.

We expect our liquidity to remain tight throughout 2004; however, we believe our current cash reserves, cash flows generated by continuing purchases in 2004 as part of the February 2004 offering, and cash flows generated by our acquired companies will be sufficient to meet our liquidity requirements through the end of 2004. While we have a level of comfort as to the projected cash flows generated by our operating companies, we are relying on projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity.

We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. There can be no assurance that future financings can be completed.

Series A Preferred Financings

In April 2002, we issued 4,200 shares of Series A Convertible Preferred Stock in a private offering to new and existing private, accredited investors at $1,000 per share. We received gross proceeds of $4.2 million, consisting of $2.7 million in cash and $1.5 million in satisfaction of debt owed by Axtive to one of our stockholders. Net proceeds of the sale were used for to acquire Media Resolutions, Inc., The Visionary Group, Inc., Virtually There, Inc. and the assets of Universal Data Technology, Inc. and for general corporate purposes. In connection with the issuance of the Series A Preferred Stock, each purchaser received warrants entitling the holder to purchase shares of our common stock. The purchasers of Series A Preferred Stock have demand and incidental registration rights with respect to the shares of common stock acquired upon conversion of the Series A Preferred Stock.

In July and August 2002, we issued an additional 240 shares of Series A Preferred Stock in private offerings to accredited investors with identical terms to the April 2002 sale of Series A Preferred Stock. The Company received gross proceeds of $240,000 in cash. Net proceeds of the sale were used to repay short-term notes of $48,000 and for general corporate purposes. As part of this subsequent issuance, we issued additional warrants exercisable for shares of our common stock.

In May 2003, we issued 2,335 shares of our Series A Preferred Stock in a private offering to new and existing private, accredited investors at $1,000 per share. We received gross proceeds of $2.3 million, consisting of $2.25 million in cash and $84,000 in satisfaction of debt owed by Axtive to a stockholder and to an executive officer. The additional shares were issued on similar terms and conditions as the 2002 issuances of Series A Preferred Stock, including the issuance of warrants to purchase common stock, except the initial conversion price of the new shares of Series A Preferred was $1.00 per share, additional warrants were issued and the exercise price of the warrants was lower. These purchasers of Series A Preferred Stock have demand registration rights beginning in May 2004, as well as incidental registration rights, with respect to the shares of common stock acquired upon conversion of the Series A Preferred Stock.

The initial issuance of Series A Preferred Stock in 2002 provided that subsequent issuances of the shares on terms more favorable than those provided to the original investors in the Series A Preferred would automatically adjust the terms and conditions on the outstanding Series A Preferred Stock to the more favorable terms and conditions. As a result, the initial conversion price on all shares of Series A Preferred Stock issued in 2002 was reduced from $7.50 to $1.00 per share, and the exercise price of the warrants issued in 2002 was reduced from $11.50 per share to $2.00 per share. Each purchaser of Series A Preferred Stock in 2002 was also issued a restated warrant exercisable for additional shares as a result of the decrease in the initial conversion price.

In July 2003, we issued an additional 50 shares of Series A Preferred Stock in a private offering to a purchaser in the May 2003 offering, G.C. “Scooter” Beachum, who is also one of our executive officers. The terms were identical to the May 2003 sale of Series A Preferred Stock. The Company received gross proceeds of $50,000 in cash. As part of this subsequent issuance, we issued additional warrants exercisable for shares of our common stock.

Private Placement of Common Stock

On February 26, 2004, we issued 23,459,087 shares of our common stock in a private offering to existing investors at $0.07687 per share. We received gross proceeds of $1.8 million, consisting of $1.05 million in cash and $750,000 in consideration of conversion of promissory notes and note warrants issued by Axtive to certain of its stockholders. Of the net cash proceeds, after paying legal expenses related to the offering, we have used or expect to use $167,000 to repay short-term notes and a 12% promissory note issued to one of our investors, $456,000 to satisfy past due liabilities and $296,000 to settle judgments and promissory notes from prior acquisitions. The balance is available for working capital and general corporate purposes. These purchasers have demand registration rights beginning in February 2005, as well as incidental registration rights, with respect to the shares of common stock acquired.

As part of the February 2004 private offering, two of the purchasers agreed to purchase an aggregate of 15,345,464 additional shares of common stock for cash on the same terms. The additional purchases are scheduled to occur monthly, in varying amounts from April 2004 to November 2004.

Additionally on February 26, 2004, we issued 7,648,221 shares of our common stock at $0.07687 per share to our preferred stockholders upon conversion of all outstanding shares of our Series A Convertible Preferred Stock. Concurrent with this conversion, the preferred stockholders agreed to waive and terminate all warrants issued in conjunction with their previous purchases of Series A Convertible Preferred Stock.

On March 5, 2004, as part of the February 2004 offering, we issued 571,090 of our common stock at $0.07687 per share to one of our stockholders in consideration of the conversion of a promissory note and note warrant issue by Axtive to that stockholder.

On March 26, 2004, as part of the February 2004 offering, we issued an additional 3,694,521 shares of our common stock at $0.07687 per share. We received additional gross proceeds of $284,000, all of which is available for working capital and general corporate purposes.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies that could have the most significant effect on the Company’s reported results and require the most difficult, subjective or complex judgments by management.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness; past transaction history with the customer; current economic industry trends; and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Revenue Recognition

The Company earns revenues primarily from providing consulting services and providing education services. Although the Company provides consulting services under both time-and-material and fixed-price contracts, the majority of our service revenues are recognized under time-and-material contracts as hours and costs are incurred. Revenues include reimbursable expenses billed to customers. Revenues from consulting services are recognized when the Company has received a signed agreement, the Company has delivered the services, and collection is considered probable by management. Cost of revenues for consulting services includes salaries, benefits, and other direct expenses related to providing consulting services. Deposits received from customers in advance of the delivery of product or provision of service are included in “Other current liabilities” in the accompanying consolidated balance sheets.

Education revenues include amounts billed for providing training seminars at Company-owned and third-party facilities. Revenues from Company-organized courses are reported on a gross basis. Revenues from training courses conducted for Oracle Corporation are recorded on a net basis, as the Company receives a percentage of the amounts billed to participants. Cost of revenues for education revenues includes salaries, benefits, and other direct expenses related to providing education services. Education revenues totaled less than 10% of total revenues for the years ended December 31, 2002 and 2003.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No, 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. In accordance with SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS No. 142, the Company performed an annual impairment test of goodwill in the third quarter of 2002, and had valuation reports prepared by a third party to assist us in our annual impairment tests of goodwill in the third and fourth quarters of 2003. Due to an overall decline in business (as further discussed in Note 3, “Business Combinations,” to our consolidated financial statements), of the approximate $906,000 of goodwill recorded in the acquisition of The Visionary Group, $600,000 was written off in September 2002, and the balance was written off in December 2002; of the approximate $477,000 of goodwill recorded in the acquisition of Media Resolutions, Inc., $119,000 was written off in September 2003; and of the approximate $1.05 million of goodwill recorded in the acquisition of Universal Data Technology, Inc., $100,000 was written off in September 2003, and the balance was written off in December 2003. Additionally, the intangible asset recorded for the Axtive trademark was written off in December 2003.

Long-Lived Assets

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

of Axtive Corporation

We have audited the accompanying consolidated balance sheet of Axtive Corporation and Subsidiaries (the “Company”), as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axtive Corporation and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of approximately $4.8 million during the year ended December 31, 2003, and, as of December 31, 2003, the Company’s current liabilities exceeded its current assets by approximately $7.8 million. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBA GROUP LLP

Dallas, Texas

March 26, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

of Axtive Corporation

We have audited the accompanying consolidated balance sheet of Axtive Corporation and Subsidiaries (formerly Edge Technology Group, Inc.) (the “Company”), as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axtive Corporation and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Grant Thornton LLP

Dallas, Texas

July 1, 2003

AXTIVE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
CURRENT ASSETS
Cash and cash equivalents	$444,275	$146,055
Marketable securities	26,873	—
Accounts receivable, net of allowance for doubtful accounts of $58,618 and $149,325 at December 31, 2002 and 2003, respectively	392,043	1,816,278
Other current assets	121,984	225,128

Total current assets	985,175	2,187,461
NON-CURRENT ASSETS
Property and equipment, net	301,388	471,697
Goodwill	2,247,714	3,579,608
Intangible assets, net	361,476	3,097,515
Other assets	8,853	36,168

TOTAL ASSETS	$3,904,606	$9,372,449

CURRENT LIABILITIES
Accounts payable	$408,187	$1,982,803
Accrued expenses	322,380	575,745
Short-term notes payable	995,619	100,000
Short-term notes payable - related parties, net of debt discount of $0 and $108,794 at December 31, 2002 and 2003, respectively	—	607,491
Current portion - long-term debt	—	4,883,646
Current portion - settlement notes payable	—	1,006,199
Lease termination liability	—	236,650
Other current liabilities	666,333	608,110

Total current liabilities	2,392,519	10,000,644
NON-CURRENT LIABILITIES
Settlement notes payable, less current portion	—	173,359
Other liabilities	69,195	53,735

Total non-current liabilities	69,195	227,094

TOTAL LIABILITIES	2,461,714	10,227,738
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY / (DEFICIT)
Series A convertible preferred stock, $.01 par value, 5,000,000 shares authorized, 4,440 issued and outstanding at December 31, 2002, net of discount; liquidation preference of $4,440,000, and 6,825 issued and outstanding at December 31, 2003, net of discount; liquidation preference of $6,825,000	3,925,572	5,871,440
Common stock, $.01 par value, 10,000,000 shares authorized, 1,904,005 issued at December 31, 2002 and 2,195,688 issued at December 31, 2003	19,040	21,957
Additional paid in capital	42,095,640	43,063,909
Treasury shares (32,589 shares)	—	(326)
Accumulated deficit	(44,586,502)	(49,417,132)
Management fees receivable and advances due from stockholder	—	(395,137)
Accumulated other comprehensive loss	(10,858)	—

TOTAL STOCKHOLDERS’ EQUITY / (DEFICIT)	1,442,892	(855,289)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$3,904,606	$9,372,449

The accompanying notes are an integral part of these consolidated financial statements.

AXTIVE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2002	2003
Net revenues	$2,386,526	$8,828,091
Cost of revenues	(1,360,047)	(5,251,183)

Gross profit	1,026,479	3,576,908
Operating expenses
General and administrative	3,101,284	5,684,985
Marketing	183,135	438,318
Bad debt expense (recoveries), net	(978,882)	90,707
Depreciation and amortization	134,116	1,010,961
Impairment of assets	906,653	1,347,997

Total operating expenses	3,346,306	8,572,968

Operating loss	(2,319,827)	(4,996,060)
Other income (expense)
Interest expense	(65,940)	(313,719)
Loss on sale of property and equipment	(16,776)	—
Gain on extinguishment of debt	—	390,619
Management fees, related party	180,000	200,000
Other income (expense), net	41,728	(111,470)

Total other income (expense), net	139,012	165,430

Net loss	(2,180,815)	(4,830,630)
Provision for preferred stock dividends	(261,444)	(470,580)
Amortization of discount on preferred stock	(284,066)	(429,934)

Net loss attributed to common stockholders	$(2,726,325)	$(5,731,144)

Net loss per share attributed to common stockholders, basic and diluted	$(1.51)	$(2.80)

Weighted average common shares outstanding, basic and diluted	1,808,025	2,046,783

The accompanying notes are an integral part of these consolidated financial statements.

AXTIVE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Management Fees Receivable and Advances Due From S/Holder	Treasury Stock	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2001	1,648,856	$16,488	—	$—	$40,197,008	$—	$—	$—	$(42,405,687)	$(2,192,191)
- Issuance of Series A Preferred Stock and Warrants, Net of Offering Costs of $38,000	—	—	4,440	4,021,506	380,000	—	—	—	—	4,401,506
- Value of Beneficial Conversion Feature of Series A Preferred Stock	—	—	—	(380,000)	380,000	—	—	—	—	—
- Amortization Of Preferred Stock Beneficial Conversion Feature	—	—	—	284,066	(284,066)	—	—	—	—	—
- Issuance of Option to Infinity	—	—	—	—	200,000	—	—	—	—	200,000
- Acquisition of Media Resolutions, Inc.	50,000	500	—	—	312,500	—	—	—	—	313,000
- Acquisition of VirtuallyThere, Inc.	115,385	1,154	—	—	453,460	—	—	—	—	454,614
- Acquisiton of “Axtive” Name and Other Assets	40,000	400	—	—	167,600	—	—	—	—	168,000
- Issuance of Shares for Services	10,000	100	—	—	31,900	—	—	—	—	32,000
- Conversion of Infinity Loans	39,764	398	—	—	257,238	—	—	—	—	257,636
- Comprehensive Loss:
- Net Loss	—	—	—	—	—	—	—	—	(2,180,815)	(2,180,815)
- Change in Fair Value of Marketable Securities	—	—	—	—	—	(10,858)	—	—	—	(10,858)

Total Comprehensive Loss										(2,191,673

Balance December 31, 2002	1,904,005	19,040	4,440	3,925,572	42,095,640	(10,858)	—	—	(44,586,502)	1,442,892
- Issuance of Series A Preferred Stock and Warrants, Net of Offering Costs of $124,000	—	—	2,385	1,849,934	411,000	—	—	—	—	2,260,934
- Issuance of Warrants and Stock for Services	140,000	1,400	—	—	116,600	—	—	—	—	118,000
- Amortization Of Preferred Stock Beneficial Conversion Feature	—	—	—	95,934	(95,934)	—	—	—	—	—
- Issuance of Common Stock as Collateral (see Note 12)	121,915	1,219	—	—	(1,219)	—	—	—	—	—
- Additional Shares Issued for Acquisition of Assets	29,768	298	—	—	14,702	—	—	—	—	15,000
- Issuance of Warrants to Settle Note Payable	—	—	—	—	414,000	—	—	—	—	414,000
- Issuance of Warrants to Investors in Connection With Obtaining Debt Financing	—	—	—	—	108,794	—	—	—	—	108,794
- Treasury Stock Acquired (see Note 12)	—	—	—	—	326	—	—	(326)	—	—
- Management Fees Receivable and Advances Due From Stockholder	—	—	—	—	—	—	(395,137)	—	—	(395,137)
- Comprehensive Loss:
- Net Loss	—	—	—	—		—	—	—	(4,830,630)	(4,830,630)
- Realized Loss on Sale of Marketable Securities	—	—	—	—	—	10,858	—	—	—	10,858

Total Comprehensive Loss										(4,819,772)

Balance December 31, 2003	2,195,688	$21,957	6,825	$5,871,440	$43,063,909	$—	$(395,137)	$(326)	$(49,417,132)	$(855,289)

The accompanying notes are an integral part of these consolidated financial statements.

AXTIVE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($2,180,815)	($4,830,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	58,618	90,707
Non-cash stock and stock option compensation expense	32,000	—
Depreciation and amortization	134,116	1,010,961
Impairment of assets	906,653	1,347,997
Gain on extinguishment of debt	—	(390,619)
Loss on disposal of fixed assets	16,776	3,258
Common stock and warrants issued for services	—	118,000
(Gain) loss on sale of marketable securities	(11,569)	21,654
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(247,954)	177,680
Other current assets	(85,938)	(18,136)
Other assets	(5,544)	3,312
Accounts payable	(361,719)	1,271,996
Accrued expenses	81,103	(330,939)
Other current liabilities	623,522	(147,506)
Other liabilities	18,807	200,625

Net cash used in operating activities	(1,021,944)	(1,471,640)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(85,080)	2,395
Purchase of marketable securities	(54,124)	—
Acquisition of subsidiaries, net of cash received	(1,499,846)	(179,091)
Settlements of prior acquisitions	—	(189,710)
Proceeds from the sale of marketable securities	103,385	16,077
Advances to affiliated company	—	(395,137)
Purchase of Axtive name	(9,638)	—

Net cash used in investing activities	(1,545,303)	(745,466)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of preferred stock and warrants	2,871,382	2,176,818
Payments on long-term debt	—	(116,354)
Proceeds from short-term debt (including $0 and $707,549 from related parties, respectively)	—	716,284
Repayment of settlement notes	—	(490,245)
Repayment of short-term notes payable	(123,000)	(324,893)
Principal payments under capital leases	(19,427)	(42,724)
Issuance of option to Infinity	200,000	—

Net cash provided by financing activities	2,928,955	1,918,886

NET CHANGE IN CASH AND CASH EQUIVALENTS	361,708	(298,220)
Cash and cash equivalents, beginning of year	82,567	444,275

Cash and cash equivalents, end of year	$444,275	$146,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$33,126	$202,383
Cash paid for taxes	$8,615	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Property and equipment acquired through capital leases	$25,498	$—
Issuance of restricted shares of common stock in connection with acquisitions	$768,000	$—
Issuance of common stock as payment for related party note payable	$258,464	$—
Fair value of warrants issued in connection with sale of preferred stock	$380,000	$411,000
Fair value of warrants issued to settle a note payable	$—	$414,000
Amortization of preferred stock beneficial conversion feature	$284,066	$429,934
Issuance of common stock as collateral	$—	$12,191
Issuance of notes payable in connection with acquisition of ThinkSpark	$—	$181,440
Preferred stock issued in satisfaction of note payable	$1,530,124	$84,115
Issuance of common stock as payment for assets	$168,000	$15,000
Fair value of warrants issued in connection with obtaining debt financing recorded as a debt discount	$—	$108,794

The accompanying notes are an integral part of these consolidated financial statements.

AXTIVE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2003

1. NATURE OF OPERATIONS and SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Axtive Corporation (“Axtive” or “Company”), formerly Edge Technology Group, Inc., was incorporated in Delaware in July 1994 and commenced operations in January 1995. We changed the name of our company to Axtive Corporation in October 2002 to better reflect our current business operations and business strategy.

Axtive is a publicly traded company (OTC: AXTC.OB). On December 23, 2003, the Company effected a 1-for-10 reverse share split of all of its common stock. Unless otherwise indicated in this report, all share numbers reflect the 1-for-10 reverse share split for all periods presented.

Our business model is to acquire technology companies that deliver software products and related professional information technology services to middle-market companies. Our acquisitions have included ThinkSpark, a professional services firm specializing in the installation and integration of technology solutions from Oracle Corporation; VirtuallyThere, a web services firm; UDT Consulting, a professional services firm specializing in the installation, integration and application of software solutions from IBM, Informix and Microsoft; and Media Resolutions, an application and managed hosting services provider.

We will continue to offer products and services that improve the utilization of business information for middle-market companies, initially within the United States. We expect that customer organizations will benefit from integrated business application solutions that are delivered through portal technology or as traditional licensed products. Future acquisitions will target companies with existing strategic relationships with Oracle, IBM or Microsoft, allowing us to take advantage of partnership opportunities available only to select parties. The technology companies targeted for acquisition are those that operate within the following business sectors and operating business units: (1) IT Professional Services; (2) Business Application Software comprised of six product groups; and (3) Application Services and Management.

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

Cash and Cash Equivalents

Cash and cash equivalents include bank demand deposits, money market funds and other highly liquid investments with original maturities of three months or less at the date of purchase.

Marketable Securities

Marketable equity securities are classified as available-for-sale and are recorded at fair market value based on quoted market prices. The net unrealized gain or loss of marketable securities is included in “Accumulated other comprehensive income (loss)” in the equity section of the accompanying consolidated balance sheets. Realized gains and losses and declines in market value determined to be other than temporary are included in “Other income (expense), net” in the accompanying consolidated statements of operations. Realized gains and losses are based on the average cost of shares acquired.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness; past transaction history with the customer; current economic industry trends; and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Property and Equipment

Property and equipment, comprised primarily of computer equipment, software and office equipment, are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets that range from 3 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for maintenance and repairs are charged against income as incurred and betterments are capitalized.

Long-Lived Assets

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

Revenue Recognition

The Company earns revenues primarily from providing consulting services and providing education services. Although the Company provides consulting services under both time-and-material and fixed-price contracts, the majority of our service revenues are recognized under time-and-material contracts as hours and costs are incurred. Revenues include reimbursable expenses billed to customers. Revenues from consulting services are recognized when the Company has received a signed agreement, the Company has delivered the services, and collection is considered probable by management. Cost of revenues for consulting services includes salaries, benefits, and other direct expenses related to providing consulting services. Deposits received from customers in advance of the delivery of product or provision of service are included in “Other current liabilities” in the accompanying consolidated balance sheets.

Education revenues include amounts billed for providing training seminars at Company-owned and third-party facilities. Revenues from Company-organized courses are reported on a gross basis. Revenues from training courses conducted for Oracle Corporation are recorded on a net basis, as the Company receives a percentage of the amounts billed to participants. Cost of revenues for education revenues includes salaries, benefits, and other direct expenses related to providing education services. Education revenues totaled less than 10% of total revenues for the years ended December 31, 2002 and 2003.

Principles of Consolidation

The Company’s consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No, 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. In accordance with SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS No. 142, the Company performed an annual impairment test of goodwill in the third quarter of 2002, and had valuation reports prepared by a third party to assist us in our annual impairment tests of goodwill in the third and fourth quarters of 2003. Due to an overall decline in business (as further discussed in Note 3, “Business Combinations”), of the approximate $906,000 of goodwill recorded in the acquisition of The Visionary Group, $600,000 was written off in September 2002, and the balance was written off in December 2002; of the approximate $477,000 of goodwill recorded in the acquisition of Media Resolutions, Inc., $119,000 was written off in September 2003; and of the approximate $1.05 million of goodwill recorded in the acquisition of Universal Data Technology, Inc., $100,000 was written off in September 2003, and the balance was written off in December 2003. Additionally, the intangible asset recorded for the Axtive trademark was written off in December 2003.

A summary of the changes in goodwill is as follows:

Net carrying value at December 31, 2001	$—
Acquisitions:
The Visionary Group	906,653
Media Resolutions, Inc.	477,646
Virtually There, Inc.	718,684
Universal Data Technology, Inc.	1,051,384
Impairment loss—The Visionary Group	(906,653)

Net carrying value at December 31, 2002	2,247,714
Acquisition of ThinkSpark Corporation	2,507,544
Settlements of previous acquisitions:
Media Resolutions, Inc.	(732)
Virtually There, Inc.	(4,558)
Impairment losses:
Media Resolutions, Inc.	(118,976)
Universal Data Technology, Inc.	(1,051,384)

Net carrying value at December 31, 2003	$3,579,608

Intangible assets consist of the following as of December 31:

	2002		2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements	$249,248	$50,410	$911,040	$328,334
Oracle partnership	—	—	661,792	193,023
Government contracts acquired	—	—	2,316,270	270,230

Intangible assets not subject to amortization:
Tradename	162,638	—	—	—

Total	$411,886	$50,410	$3,889,102	$791,587

Amortization expense related to the intangible assets totaled $50,410 and $741,177 for the twelve months ended December 31, 2002 and 2003, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2003 is as follows:

2004	$1,175,872
2005	765,472
2006	489,738
2007	473,407
2008	193,026

Total	$3,097,515

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change. Due to the continuing losses experienced by Axtive, we continue to fully reserve all net deferred tax assets due to the uncertainty surrounding their recoverability.

Major Customers

During 2003, one customer accounted for approximately 12% of our total revenues. No other customer accounted for more than 7%. In late 2003, we lost one major customer, and in early 2004 we were notified by Oracle Corporation of their intent to terminate the Oracle Approved Education Center Agreement between Oracle and ThinkSpark. The revenue generated by these two losses totaled approximately 11% of our total revenues in 2003.

During 2002, one customer accounted for approximately 15% of our total revenues. No other customer accounted for more than 10%.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments, note receivable, notes payable, accounts receivable and accounts payable as reflected in the accompanying consolidated balance sheets approximate fair value due to the short-term maturity of these instruments.

Loss per Share

Basic loss per share is calculated by dividing loss attributed to common stockholders by the weighted average number of shares of common stock outstanding during each period.

As of December 31, 2002 and 2003, due to our net losses, all shares of Common Stock issuable upon conversion of convertible stock and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying consolidated statements of operations as their impact would be antidilutive. The aggregate number of potentially dilutive instruments including preferred stock, warrants and options excluded from the loss per share calculation for the years ended December 31, 2002 and 2003 are 1,513,281 and 11,935,763, respectively.

Accounting for Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company’s stock over the exercise price. Under APB Opinion No. 25, if the exercise price of an employee’s stock option equals or exceeds the fair market value of the Company’s stock on the date of grant, no compensation expense is recognized. The Company did not record compensation expense related to the issuance of stock options during the years ended December 31, 2002 and 2003. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure and amendment of FASB Statement No. 123,” net loss and loss per share would have been increased as indicated below:

	For the Year Ended December 31,
	2002	2003
Net loss attributed to common stockholders
As reported	($2,726,325)	($5,731,144)
Pro forma compensation expense	(1,814,827)	(1,790,224)

Pro forma	($4,541,152)	($7,521,368)

Basic and diluted loss per share
As reported	($1.51)	($2.80)
Pro forma	($2.51)	($3.67)

The assumptions used in determining the fair value of options granted for purposes of the preceding pro forma disclosures are included in Note 14.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Axtive will continue as a going concern. We incurred net losses of approximately $2.2 million and $4.8 million during the years ended December 31, 2002 and 2003, respectively, and, as of those dates, our current liabilities exceeded our current assets by approximately $1.4 million and $7.8 million, respectively. Additionally, at December 31, 2003 we have not made the required monthly payments on a significant portion of our outstanding debt. These factors, among others, raise substantial doubt about our ability to continue as a going concern. We expect our liquidity to remain tight throughout 2004. We will look to our current cash reserves, cash reserves created by our additional issuance of shares of common stock in February 2004 and continuing purchases in 2004 as part of the February 2004 offering discussed in Note 17, and cash flows generated from operations to meet current liquidity requirements. While we have a level of comfort as to the projected cash flows generated by our acquired companies, we are relying on projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity. We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. There can be no assurance that future financings can be completed. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

3. BUSINESS COMBINATIONS

The acquisitions described below were made pursuant to our business model as discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies.” The purchase price for each acquisition was generally based upon a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for certain non-recurring costs deemed to be unique to the particular company or situation. Since the acquired companies are technology service companies with minimal tangible or intangible assets, the purchases resulted in amounts characterized as goodwill.

Acquisition of Media Resolutions, Inc.

On April 11, 2002, we closed the acquisition of Media Resolutions, Inc., an Application Service Provider (“ASP”) and website hosting company located in Dallas, Texas. We paid $330,000 in cash and notes and 50,000 restricted shares of our $.01 par value common stock (“Common Stock”) valued at $313,000 in exchange for all the outstanding shares of Media Resolutions.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Media Resolutions were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible net assets acquired in the acquisition of Media Resolutions totaled approximately $477,000 and was allocated to goodwill. Due to a slight decline in business in 2003, $119,000 of the recorded goodwill was written off in September 2003.

Acquisition of Virtually There, Inc.

In May 2002, we acquired Virtually There, Inc., an ASP and website hosting company located in Fort Worth, Texas. In exchange for the outstanding shares of Virtually There, Inc., we issued $120,000 in notes, issued 115,385 shares of our restricted Common Stock valued at $455,000 to the shareholders of Virtually There, and assumed approximately $185,000 of Virtually There’s existing liabilities as of the date of closing.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of Virtually There were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the identifiable assets acquired in the acquisition of Virtually There combined totaled approximately $714,000 and was allocated to goodwill. The value allocated to goodwill exceeded the stated purchase price due to the assumption of liabilities at acquisition.

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

Following its acquisition, revenues for The Visionary Group fell below acceptable levels. We believe the decline resulted from an overall decline in the market and the delay or elimination of several significant projects resulting from general economic conditions. Despite aggressive steps to rebuild the business including installing new management and producing new product offerings, we were not successful and the subsidiary ceased operations in December 2002. Of the approximate $906,000 of goodwill recorded in the acquisition of The Visionary Group, $600,000 was written off in September 2002, and the balance was written off in December 2002.

Acquisition of Universal Data Technology, Inc.

On May 31, 2002, our newly created and wholly owned subsidiary, UDT Consulting, Inc., acquired the assets of Universal Data Technology, Inc., an IT Professional Services practice headquartered in Dallas, Texas with additional operations in Arkansas and Florida. Our total purchase price for substantially all of Universal Data Technology’s assets was the sum of $1,127,750 (“Minimum Purchase Price”) and the product of multiplying two times UDT Consulting’s adjusted earnings before interest, taxes, depreciation and amortization, as defined in the acquisition agreement, for the twelve months immediately following the closing date of the acquisition (the “Measurement Period”). The calculation of the purchase price is subject to certain deductions and offset provisions. An initial payment of $227,750 and the forgiveness of a $150,000 promissory note from Universal Data Technology to Axtive were applied toward the purchase price as of the date of the closing. In July 2003, we paid Universal Data Technology, Inc. $310,000 in full and final payment of the purchase price for the acquisition. $390,000, which represents the difference between the $700,000 originally recorded as a note payable as of the acquisition date and the amount paid of $310,000, is included as a “Gain on extinguishment of debt” in the accompanying consolidated statements of operations.

The acquisition was accounted for using the purchase method of accounting. The assets acquired from Universal Data Technology were recorded at their estimated fair value and the results of operations are included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible net assets acquired in the acquisition totaled approximately $1.05 million and was allocated to goodwill.

During the third and fourth quarters of 2003, revenues for UDT Consulting, Inc. fell below acceptable levels. The decline resulted from the loss of several significant contracts and an overall decline in the market. In an effort to retain the remaining UDT business, while reducing overhead costs, all operations of UDT Consulting, Inc. were consolidated under ThinkSpark Corporation, another of the Company’s subsidiaries. Despite ThinkSpark’s aggressive steps to maintain the current business, substantially all remaining revenue was lost in December 2003. Of the approximate $1.05 million of goodwill recorded in the acquisition of Universal Data Technology, $100,000 was written off in September 2003 and the balance was written off in December 2003.

Allocation of Purchase Price

Following is a summary of the amounts assigned to the assets and liabilities of the companies acquired in 2002:

Net Assets Acquired

Cash	$140,116
Accounts receivable	202,707
Property and equipment	240,907
Goodwill	3,154,367
Intangibles	249,248
Other assets	94,439

Total assets acquired	4,081,784
Accounts payable and accrued expenses	469,749
Other liabilities	85,839

Total liabilities assumed	555,588

Total purchase price	$3,526,196

Approximately $1.05 million of goodwill is deductible for tax purposes.

Acquisition of ThinkSpark Corporation

In May 2003, we acquired ThinkSpark Corporation and its subsidiaries (“ThinkSpark”), a professional services firm providing IT Professional Services related to Oracle database software. ThinkSpark is headquartered in Dallas, Texas with additional offices in Austin, San Antonio, Oklahoma City, and Las Vegas. The Company believes that ThinkSpark is a significant building block for growing Axtive’s IT professional services business in conjunction with executing the Company’s current business plan. As a result of the acquisition, the Company gained an industry savvy management team with decades of professional service experience, an established and profitable partnership with Oracle, and numerous long-term government contracts. We assigned a value of $662,000 to non-compete agreements entered into by ThinkSpark management, amortizable over 2 years; $662,000 to the Oracle partnership, amortizable over 2 years; and approximately $2.3 million to the government contracts acquired, amortizable over 5 years.

In exchange for all of the outstanding shares of ThinkSpark, we paid approximately $242,000 in cash and notes and $198,000 in acquisition-related costs. As part of the acquisition, Axtive assumed $5.0 million of long-term debt from ThinkSpark’s secured creditor, Merrill Lynch Business Financial Services, Inc. The debt assumed is secured by all of the assets of ThinkSpark, although Merrill Lynch agreed to subordinate its liens up to $1.0 million of accounts receivable of ThinkSpark under certain circumstances. The debt is also guaranteed by the remaining subsidiaries of Axtive. We also issued Merrill Lynch warrants to acquire 500,000 shares of Axtive’s common stock in exchange for the retirement of an additional $1.9 million of debt due from ThinkSpark to Merrill Lynch. The warrants have an exercise price of $0.10 per share and can be exercised anytime prior to the tenth anniversary of their issuance (May 2013). The issuance of these warrants, valued at $414,000 using the Black-Scholes model, had no effect in the statements of operations as the debt was recorded at fair value as part of the ThinkSpark acquisition.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of ThinkSpark have been recorded at their estimated fair value and the results of operations have been included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible assets acquired in the acquisition totaled $2.5 million and was allocated to goodwill.

Allocation of Purchase Price

Following is a summary of the amounts assigned to the assets and liabilities of ThinkSpark:

Net Assets Acquired

Cash	$79,823
Accounts receivable	1,692,622
Property and equipment	445,746
Goodwill	2,507,544
Intangibles	3,639,854
Other assets	115,635

Total assets acquired	8,481,224
Accounts payable and accrued expenses	1,102,121
Other liabilities	6,938,749

Total liabilities assumed	8,040,870

Total purchase price	$440,354

None of the goodwill recorded as a result of the ThinkSpark acquisition is expected to be deductible for tax purposes.

Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions had occurred at the beginning of 2002 and 2003, respectively.

	For the Year Ended December 31,
	2002	2003
Revenues	$22,425,009	$13,403,013
Net loss attributed to common stockholders	$(11,654,247)	$(6,553,626)
Net loss per share attributed to common stockholders, basic and diluted	$(5.85)	$(3.12)
Weighted average shares outstanding, basic and diluted	1,990,908	2,101,042

4. PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consist of the following:

	As of December 31,		Lives (Years)
	2002	2003
Machinery and computer equipment	$264,982	$268,169	5
Computer software	77,559	100,201	3-5
Office furniture and equipment	52,102	365,727	3
Leasehold improvements	—	100,639	3-7

	394,643	834,736
Less: accumulated depreciation	(93,255)	(363,039)

Property and equipment, net	$301,388	$471,697

5. RELATED PARTY TRANSACTIONS

Management Fees

In December 2000, we entered into a management agreement with PurchasePooling Solutions, Inc., (“PurchasePooling”) in which PurchasePooling pays us a management fee ranging from $15,000 to $30,000 per month in return for the services provided by our President and other Axtive employees. We recognized $230,000 and $50,000 in management fees from PurchasePooling during 2002 and 2003, respectively. Of such amounts, $50,000 and $10,000 is reflected as a reduction of management salaries and included in “General and administrative” expenses, with the balance reflected as “Management fees, related party” in the accompanying consolidated statements of operations in 2002 and 2003, respectively.

In October 2001, we participated in the amount of $400,000 in a syndicated loan to PurchasePooling in the total amount of $1,600,000. The loan was considered impaired and written off by the Company during 2001. In February 2003, the lenders to PurchasePooling (including Axtive) declared the loan to PurchasePooling in default and foreclosed upon the assets of the company. The previous lenders formed a new entity, Demand Aggregation Solutions, LLC (“DAS”), to hold the assets, and Axtive, under a management agreement, has agreed to manage the affairs of DAS in exchange for a management fee of $25,000 per month beginning in May 2003. We recognized $200,000 in management fees from DAS during 2003. Of such amount, $40,000 is reflected as a reduction of management salaries and included in “General and administrative” expenses, with the balance reflected as “Management fees, related party” in the accompanying consolidated statements of operations in 2003. Stemming from Axtive’s participation in the loan, the Company has a 25% membership interest in DAS that is subject to forfeiture if Axtive breaches its obligations under the management agreement. Additionally, the management agreement with DAS obligates Axtive to advance DAS for working capital needs at a rate not exceeding, on average, $50,000 per month up to a maximum of $1.2 million over the three year life of the agreement. At such time as DAS’s cash flow permits, DAS will reimburse the Company for all outstanding advances. Axtive has a receivable from DAS of approximately $395,000 which is reflected as “Management fees receivable and advances due from stockholder” in the accompanying consolidated balance sheet at December 31, 2003, as the ultimate collection of this receivable is dependent on DAS’s ability to begin producing cash flow sufficient to repay these amounts. Additionally, at December 31, 2003, the Company has trade receivables of $126,000 from DAS for consulting services provided.

In connection with the formation of DAS and Axtive’s agreement to manage its affairs, DAS participated in the Axtive 2003 Series A Preferred Financing (see Note 9, “Financing Transactions”) investing $1.2 million of the $2.3 million raised.

Acquisition of “Axtive” Name

In June 2002, the Company acquired the name “Axtive” and its related logo and trademark and certain tangible assets including furniture and fixtures, signage and office supplies from Axtive Software Corporation, as represented by its sole shareholder, G.C. “Scooter” Beachum III, our President and Chief Operating Officer. The assets were acquired in exchange for an initial grant of 40,000 restricted shares of Axtive’s common stock, which was valued at approximately $168,000 at the time of acquisition. This amount was allocated between relative fair values of the intangible ($153,000) and tangible assets ($15,000) purchased by us.

On July 1, 2003, we issued 29,768 restricted shares of our common stock, valued at $15,000, to TSTC International Holding Company, formerly known as Axtive Software Corporation. These shares constituted an additional payment due to TSTC in connection with our June 2002 purchase discussed above. We were obligated to issue the additional restricted shares, not in excess of 29,768 shares, if the market price of our common stock had not been at or above $7.50 within the one-year period after our purchase. G.C. “Scooter” Beachum, our President and Chief Operating Officer, is the sole shareholder and director of TSTC. The issuance of the restricted shares of common stock did not involve a public offering. In December 2003, we determined that the entire intangible was impaired, and wrote off the balance totaling approximately $177,000.

Short-term Debt

As of December 31, 2003, the Company has recorded $607,000, net of discount, in short-term notes due to certain of its stockholders. See further discussion in Note 9, “Financing Transactions.”

6. NOTE RECEIVABLE

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

On September 20, 2002, all rights and amounts due to Axtive under the settlement with Hencie were sold without recourse to an unrelated third-party in exchange for $802,500. Prior to its sale, the Company had received payments totaling $235,000. Such payments, together with the sale proceeds, totaled $1,037,500 and were recorded as a recovery of bad debts in 2002

7. ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	As of December 31,
	2002	2003
Professional fees	$59,632	$65,938
Interest	—	59,391
Salaries, bonuses and benefits	223,806	376,080
Other	38,942	74,336

	$322,380	$575,745

8. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows:

	As of December 31,
	2002	2003
Current portion of capital lease obligations	$41,522	$12,913
Judgments	377,969	382,380
Amounts due on receivables sold	151,089	11,232
Customer deposits	39,941	65,496
Deferred revenue	37,707	83,588
Other	18,105	52,501

	$666,333	$608,110

9. FINANCING TRANSACTIONS

2002 Series A Convertible Preferred Stock

On April 1, 2002, we issued 4,200 shares of Series A Convertible Preferred Stock (“Series A Preferred”) at $1,000 per share providing proceeds to us of $2,631,382 calculated as $4,200,000, less $1,530,124 of the pre-existing debt converted to Series A Preferred and $38,494 of issuance costs. The Series A Preferred shares carry an 8% cumulative dividend and are convertible, at the option of the holder, into shares of Common Stock any time after one year at an initial conversion price of $7.50 per share. As discussed below, the purchasers also received warrants to purchase Common Stock. The preferred shares have voting rights pari pasu with the Common Stock and as a separate class on certain matters. The shares also have an antidilution provision whereby the price and number of shares issuable upon conversion adjusts for stock splits, stock dividends and future share issuances below the conversion price of the Series A Preferred. The Series A Preferred have demand registration rights after one year following closing of the financing transaction and the right to elect one member to our Board of Directors. The issuance of warrants resulted in a beneficial conversion feature of the Series A Preferred valued at $370,000.

In connection with the issuance of Series A Preferred, each purchaser received warrants entitling the holder to purchase 2 shares of Common Stock for each 10 shares of Common Stock the holder is entitled to receive upon conversion. The warrants entitle the holder to purchase common shares at the price of $11.50 per share. The warrants become exercisable on the second anniversary of the issuance of the Series A Preferred and, unless exercised earlier, will expire on the fourth anniversary of the issuance. We issued warrants exercisable for a total of 112,000 shares of Common Stock in the offering.

We paid no commissions in connection with issuance of Series A Preferred but did incur approximately $38,000 in other issuance costs. Such amount is reflected as a reduction to “Additional paid in capital” in the accompanying consolidated balance sheets. Proceeds from the offering were used to acquire Media Resolutions, Inc., The Visionary Group, Inc., Virtually There, Inc. and the assets of Universal Data Technology, Inc. and for general corporate purposes.

In July and August 2002, the Company raised additional funds under the Series A Preferred offering by issuing 240 shares of Series A Preferred at $1,000 per share providing proceeds to us of $240,000. The terms for the issuance of the Series A Preferred were identical to those investors who had invested in April 2002. In particular, we issued additional warrants exercisable for a total of 6,400 shares of Common Stock in the offering. The proceeds from the offering were used for general corporate purposes. The Company paid no issuance costs in connection with these subsequent issuances, and using the same methodology described above, valued the warrants and the conversion feature at $10,000 each. Such amounts were accounted for as described above.

2003 Series A Preferred Financing

On May 23, 2003, the Company issued 2,335 shares of Series A Convertible Preferred Stock (“Series A Preferred”) in a private offering to new and existing private, accredited investors at $1,000 per share. The Company received gross proceeds of $2.3 million, consisting of $2.25 million in cash, less $124,000 of issuance costs and $84,000 in satisfaction of debt owed by the Company to a stockholder and an executive officer. The Series A Preferred shares carry an 8% cumulative dividend and are immediately convertible, at the option of the holder, into shares of common stock at $1.00 per share. The purchasers also received warrants to acquire 467,000 shares of common stock at $2.00 per share in connection with the transaction. These warrants were valued at $334,000 using the Black-Scholes model and have been treated as a discount to the Series A Preferred and were recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series A Preferred valued at $334,000. Such amount was reflected as a discount to the Series A Preferred and the entire amount was fully amortized as the shares were immediately convertible. As a result, the net effect of the beneficial conversion feature did not change additional paid-in-capital. The amortization of the discount on the preferred stock is deducted from net loss to arrive at the net loss attributed to common stockholders. Demand Aggregation Solutions, LLC (“DAS”) purchased $1.2 million of the Series A Preferred. See Note 5, “Related Party Transactions,” regarding our obligation to provide up to $1.2 million in funding to DAS.

The 2002 issuances of Series A Preferred, described above, provided that subsequent issuances of such securities on terms more favorable than those provided to the original investors in the Series A Preferred would automatically adjust the terms and conditions on the outstanding Series A Preferred to the more favorable terms and conditions (“Superior Rights”). As a result, the initial conversion price on all Series A Preferred outstanding prior to the 2003 issuance was reduced from $7.50 to $1.00 per share and the exercise price of the warrants was reduced from $11.50 per share to $2.00 per share. Each purchaser of Series A Preferred in 2002 was issued a restated warrant exercisable for additional shares as a result of the decrease in the initial conversion price. The additional value of the modified warrants was determined to be $77,000 using the Black-Scholes model, has been treated as a discount to the Series A Preferred and was recorded as an increase in additional paid in capital. The restated warrants are exercisable for a total of 444,000 additional shares of common stock.

In July 2003, we issued an additional 50 shares of Series A Preferred in a private offering to a purchaser in the May 2003 offering, G.C. “Scooter” Beachum, who is also one of our executive officers. This issuance was pursuant to an irrevocable subscription agreement executed by the purchaser at the time of the issuance of Series A Preferred in May 2003. The terms were identical to the May 2003 sale of Series A Preferred. The Company received gross proceeds of $50,000 in cash in July 2003. As part of this issuance, we issued additional warrants exercisable for 10,000 shares of our common stock. The calculated value of the warrants was not material.

Short-Term Loans

On September 11, 2003, three of the Company’s investors, GCA Strategic Investment Fund Limited, Beneke Companies, Inc. and G.C. “Scooter” Beachum made short-term loans to the Company in the amounts of $160,274, $48,745 and $13,220, respectively. The loans, which were used for working capital, bore annual interest rates of 6% and were due and payable as of January 15, 2004, February 26, 2004 and December 15, 2003, respectively.

On October 15, 2003 and November 20, 2003, GCA Strategic Investment Fund Limited made two additional short-term loans to the Company in the amounts of $100,000 and $200,000. The loans, which were used for working capital, bore annual interest rates of 6% and 12%, respectively, and were due and payable as of January 15, 2004.

On November 26, 2003, Agincourt L.P., another of the Company’s investors, made a short-term loan to the Company in the amount of $65,000. The loan, which was used for working capital, bore an annual interest rate of 12%, and was due and payable as of February 26, 2004.

12% Promissory Notes

In a private notes offering, on December 15, 2003, we issued G.C. “Scooter” Beachum a 12% promissory note in the amount of $13,441 and issued a warrant to purchase 67,205 shares of common stock at a per share price of $1.10. The 12% promissory note has a December 15, 2004 maturity date and is secured by the Company’s assets, including stock of its subsidiaries and other equity investments. Interest on the note was payable quarterly, in arrears, on the last day of March, June, September and December of each year until the maturity date, commencing March 31, 2004. The warrants were valued at $11,500 using the Black-Scholes model and were recorded as a debt discount. The debt discount will be amortized to interest expense over the term of the note. The note was funded with the proceeds from the repayment of the principal amount plus accrued and unpaid interest of the September 11, 2003 short-term loan. The Company received no additional funds as a result of this transaction.

On December 15, 2003, as part of the same private notes offering, we issued three other of the Company’s investors, US Technology Investors LLC, Paul Morris and Jack E. Brown 12% promissory notes in the amounts of $43,900, $20,000 and $56,410, respectively and issued warrants to purchase 219,500, 100,000 and 282,050 shares of common stock at a per share price of $1.10. The 12% promissory notes and the warrants had the same terms as described above, including security for the notes. The warrants were valued at $35,100, $16,000 and $36,200, respectively, using the Black-Scholes model and were recorded as a debt discount. The debt discount will be amortized to interest expense over the term of the note. The proceeds from the issuance of the notes were used for working capital.

Subsequent Events

On January 15, 2004, as part of the private notes offering begun in December 2003, we issued GCA Strategic Investment Fund Limited a 12% promissory note in the amount of $668,463 and issued a warrant to purchase 3,342,315 shares of common stock at a per share price of $1.10. The 12% promissory note and the warrant had the same terms as described above, including security for the notes. The Company received a cash payment of $200,000, with the balance of the note funded with the proceeds from the repayment of the principal amount plus accrued and unpaid interest of the September 11, 2003, October 15, 2003 and November 20, 2003 short-term loans. The proceeds from the issuance of the notes were used for working capital.

On January 19, 2004, as part of the private notes offering begun in December 2003, we issued Agincourt L.P. a 12% promissory note in the amount of $49,615 and issued a warrant to purchase 248,075 shares of common stock at a per share price of $1.10. The 12% promissory note and the warrant had the same terms as described above, including security for the notes. The proceeds from the issuance of the note were used for working capital.

Receivables Factoring

Two of the Company’s subsidiaries, UDT Consulting, Inc. and ThinkSpark Corporation, have engaged with a third-party to factor certain of its receivables. The receivables are purchased by the factor with recourse to UDT Consulting and ThinkSpark and amounts due under the Factoring and Security Agreement are secured by a pledge of receivables and other assets of UDT Consulting and ThinkSpark, and are guaranteed by Axtive. Under the agreement, UDT Consulting and ThinkSpark receive approximately 80% of the face amount of the receivable, pay interest at a rate of prime plus 2% and are subject to additional fees in certain circumstances. At December 31, 2003, UDT Consulting and ThinkSpark have approximately $11,000 of receivables sold under the agreement. These receivables remain on the Company’s financial statements until collected and the related liability to the factor is included in “Other current liabilities” in the accompanying consolidated balance sheets.

Dividends in Arrears

As of December 31, 2003, there had been no dividends declared on the Series A Preferred and total dividends in arrears at December 31, 2003 totaled $732,024. Undeclared dividends for the years ended December 31, 2002 and December 31, 2003 on the preferred shares as of that date totaled $261,444 and $470,580, respectively, and are reflected in the computation of net loss attributable to common stockholders in the accompanying consolidated statements of operations. Until declared, dividends are not recorded as a liability by the Company.

10. LONG-TERM DEBT AND SETTLEMENT NOTES PAYABLE

Concurrent with the ThinkSpark acquisition, the Company entered into an Assignment and Assumption Agreement to assume $5.0 million of debt of ThinkSpark outstanding with Merrill Lynch. The debt assumed is secured by all of the assets of ThinkSpark, although Merrill Lynch agreed to subordinate its liens on up to $1.0 million of accounts receivable of ThinkSpark under certain circumstances. The debt is also guaranteed by the remaining subsidiaries of Axtive. The debt is payable in monthly installments of $55,000 including 6% interest in year one, and monthly installments of $60,000 including 8% interest in year two, with the remaining balance due on June 1, 2005. The Company also issued Merrill Lynch warrants to acquire 500,000 shares of Axtive’s common stock at $0.10 per share for a term of 10 years in exchange for Merrill Lynch’s assignment to Axtive and settlement of an additional $1.9 million of debt due from ThinkSpark. These warrants were valued at $414,000 using the Black-Scholes model on the date of grant.

At December 31, 2003, the Company was not in compliance with certain performance covenants. Under the terms of the Merrill Lynch debt, in the event of a default, Merrill Lynch has the right to accelerate the maturity of the debt, whereupon all outstanding principal, interest and premiums on the note immediately become due and payable. As such, the entire $4.9 million remaining due was classified as a current liability at December 31, 2003 and is included in “Current portion – long-term debt” in the accompanying consolidated balance sheets. Subsequent to December 31, 2003, the Company has made its required payments through December 2003 and is in negotiations with Merrill Lynch to obtain a waiver of the performance covenant; however, there can be no assurance that the Company will be successful in obtaining such waiver.

Also concurrent with the ThinkSpark acquisition, the Company entered into various other settlement agreements with former landlords, customers, and employees of ThinkSpark. Of these settlements, $1.17 million bear interest rates of 6% and are due and payable within six months to twenty-four months of execution, and $395,000 bear no interest rate and are due and payable within twelve months of execution. As of December 31, 2003, the balance remaining due and outstanding is $1,180,000, and is classified as “Settlement notes payable” in the accompanying consolidated balance sheets.

11. LEASE TERMINATION LIABILITY

During 2002, ThinkSpark closed certain offices that had existing lease obligations. The Company has estimated the liability associated with terminating these leases prior to their respective maturity dates. At December 31, 2003, the estimated liability related to these obligations that has been recorded by the Company totaled approximately $237,000, and is included in “Lease termination liability” in the accompanying consolidated balance sheets. This estimate is based on signed releases, if applicable, or management’s expected liability based on ongoing negotiations. The Company is involved in litigation related to unpaid rent on several of these facilities, however management believes that the Company will be able to settle these claims and that the ultimate remaining liability will approximate $237,000.

12. COMMON STOCK

On December 23, 2003, the Company effected a 1-for-10 reverse share split of all of its common stock. All share numbers discussed reflect the 1-for-10 reverse share split.

In April 2002, we issued 39,764 shares of our $0.01 par value common stock (“common stock”) in connection with the conversion of a prior period loan.

In April 2002, we issued 50,000 shares of our common stock in connection with the acquisition of Media Resolutions, Incorporated. The shares were valued at $313,000, using the fair value of the Company’s common stock on the date of issuance.

In May 2002, we issued 115,385 shares of our common stock in connection with the acquisition of Virtually There, Inc. The shares were valued at $455,000, using the fair value of the Company’s common stock on the date of issuance.

In June 2002, we issued 40,000 shares of our common stock in connection with the acquisition of the name “Axtive” and the related trademark and logo and certain furniture and fixtures. The shares were valued at $168,000, using the fair value of the Company’s common stock on the date of issuance.

In August 2002, we issued 10,000 shares of our common stock in exchange for advisory services related to mergers and acquisitions and financing. The shares were valued at $32,000, using the fair value of the Company’s common stock on the date of issuance.

In June 2003, we issued 121,915 shares of our common stock in connection with the acquisition of ThinkSpark to one of ThinkSpark’s former landlords as security for a promissory note (see Note 15, “Legal Proceedings,” below). Based upon payments made by us on the promissory note, 32,589 shares were returned to the Company in October 2003 and are held by the Company as treasury stock.

In July 2003, we issued 29,768 shares of our common stock in connection with the acquisition of the name “Axtive” and the related trademark and logo and certain furniture and fixtures. The shares were valued at $15,000, using the fair value of the Company’s common stock on the date of issuance.

In July 2003, we issued 140,000 shares of our common stock in exchange for advisory services related to mergers and acquisitions and financing. The shares were valued at $118,000, using the fair value of the Company’s common stock on the date of issuance.

13. INCOME TAXES

Temporary differences between the financial reporting and tax basis of assets and liabilities that give rise to deferred income tax assets and liabilities are as follows:

	As of December 31,
	2002	2003
Deferred tax assets
Net operating loss carryforwards	$8,835,171	$10,096,360
Property and equipment	300,262	310,463
Intangibles	—	249,776
Accounts receivable	133,115	54,971
Capital losses carried forward	2,171,669	2,171,669
Other	75,788	77,826

Net deferred tax assets	11,516,005	12,961,065
Valuation allowance	(11,516,005)	(12,961,065)

	$—	$—

Income tax expense differs from the statutory rate as follows:

	As of December 31,
	2002	2003
Income tax benefit at statutory rate	$741,000	$1,642,414
Permanent differences	(367,000)	(91,907)
Change in valuation allowance, including companies acquired in 2002 and 2003	(374,000)	(1,445,057)
Change in prior year estimate	—	(105,450)

	$—	$—

At December 31, 2003, we had net operating loss carryforwards (NOL’s) of approximately $29.6 million, which will expire in 2012 through 2023. However, because of changes in ownership of our common stock, use of these NOL’s of approximately $26.0 million accumulated through 2002 is limited to approximately $115,000 per year. The NOL created in 2003 of approximately $3.6 million has no such limitations.

14. STOCK OPTION PLANS

In April 1996, we adopted the 1996 Stock Option Plan (the “1996 Plan”), which was amended most recently in August 2000. The 1996 Plan provides for the granting to directors, officers, key employees and consultants of up to 50,000 shares of common stock in a year. Grants of options may be incentive stock options or non-qualified stock options and will be at such exercise prices, in such amounts, and upon such terms and conditions, as determined by the board of directors or the compensation committee of the board of directors. The term of any option may not exceed ten years. In August 2000, the 1996 Plan was amended to increase the number of shares reserved for issuance to 100,000 shares of our outstanding common stock.

During 2000 and 2001, stock option grants were made by the board of directors that would cause the number of options issued under the 1996 Plan to exceed the number authorized under the plan. As described below, such grants were transferred to the 2002 Stock Incentive Plan and were approved by the stockholders. As of December 31, 2003, there were options outstanding for 85,000 shares of common stock under the 1996 Plan, which are held by one optionee, and none available for future grants.

In June 2002, the Company adopted the 2002 Stock Incentive Plan (the “2002 Plan”), which provides for the issuance of non-qualified stock options and incentive stock options as well as restricted stock awards, unrestricted stock awards, performance stock awards, dividend equivalent rights, stock appreciation rights (in connection with options) and long-term performance awards to eligible employees, officers, independent consultants and directors of the Company and its subsidiaries. Under the terms of the 2002 Plan, options to purchase common stock are generally granted at not less than fair market value, become exercisable as established by the administering committee of the board of directors and generally expire ten years from the date of grant. If any shares reserved for an award are forfeited, repurchased or any such award otherwise terminates without a payment being made to the participant in the form of stock, the shares underlying such award will also become available for future awards under the 2002 Plan.

In September 2002, our stockholders approved the adoption of the 2002 Plan by written consent. The stockholder approval of the adoption of the 2002 Plan was effective 20 days after the mailing of the Information Statement to our stockholders. For administrative convenience and to provide that all options outstanding for current employees are under a single plan, 291,000 options previously granted pursuant to the 1996 Stock Option Plan, but in excess of the number of shares authorized under the plan (the “Transferred Options”) were transferred to the 2002 Plan.

In May 2003, our board of directors approved an amendment of the 2002 Plan to increase the number of shares authorized for issuance under the 2002 Plan from the original number of 12,000,000 to 17,000,000 shares, on a pre-split basis. In addition, the amendment provided that upon the effectiveness of a 1-for-10 reverse stock split announced by the Company, the number of shares authorized for issuance under the 2002 Plan will be 5,000,000 shares. The amendment was immediately effective, but was subject to approval by our stockholders. In May 2003, our stockholders approved the adoption of amendment by written consent. The stockholder approval of the adoption of the amendment became effective on December 23, 2003.

As of December 31, 2003, there were 1,309,550 options outstanding under the 2002 Plan (which includes the Transferred Options), of which 857,662 were vested and 3,690,450 options remain available for issuance under the 2002 plan. To date, the Company has not issued any restricted or unrestricted stock awards, stock appreciation rights, dividend equivalents rights or long-term performance awards under the 2002 Plan.

Stand-Alone Stock Option Agreements

During 2001, we issued 50,000 stock options in conjunction with an employment agreement to an executive officer, and during 2002 we issued 215,000 stock options in conjunction with employment agreements to the key management of the acquired companies under stand-alone stock option agreements. As of December 31, 2003, 240,000 of these options remained outstanding. The exercise prices on these options ranged from $4.16 to $15.00 per share with a weighted average price of $8.55 per share. Vesting periods ranged from immediately upon grant to three years with a weighted average vesting period of nine months. All stand-alone options granted in 2001 and 2002 were not intended to be incentive stock options under the Internal Revenue Code of 1986, as amended. As these options had exercise prices equal to or in excess of the fair market value of the underlying stock, the Company recorded no expense related to the grant of options pursuant to stand-alone agreements.

Stock option activity during the periods is indicated as follows:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2002	386,000	$16.90
Granted	348,690	9.40
Exercised	—
Forfeited	(52,101)	9.30

Balance at December 31, 2002	682,589	13.70
Granted	1,231,500	1.00
Exercised	—
Forfeited	(279,539)	5.81

Balance at December 31, 2003	1,634,550	$5.48

At December 31, 2002 and 2003, there were 331,468 and 1,130,743 options exercisable, respectively. At December 31, 2003, the weighted-average exercise price and weighted-average remaining contractual life of outstanding options were as follows:

	Outstanding		Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (years)	Number of Options
$1.00	1,078,500	9.38	719,000
$4.16	40,000	8.41	21,584
$4.20	3,550	8.54	1,174
$7.50	50,000	8.41	50,000
$7.53	50,000	8.28	16,500
$7.70	50,000	8.19	50,000
$15.00	277,500	7.15	187,488
$23.10	85,000	6.55	85,000

	1,634,550	8.73	1,130,746

As of December 31, 2003, we had 2,744,189 warrants outstanding at an average exercise price of $2.18.

In determining the fair value of options granted for purposes of the SFAS No. 123 pro forma disclosures in Note 1, the Company used the Black-Scholes option pricing model with the weighted-average assumptions: risk-free interest rates of 3.25% in 2003 and 5.0% in 2002; dividend yield of zero; volatility of 151% in 2003 and 706% in 2002; and expected option lives of ten years in 2003 and three years in 2002.

The weighted average fair value of options granted during 2002 and 2003 was $5.20 and $1.00 respectively.

At December 31, 2002 and 2003, common shares were reserved for future issuance under conversion of outstanding preferred stock, stock options, stock warrants and debt warrants as follows:

	2002	2003
Preferred stock	626,859	7,557,024
Stock options	682,589	1,634,550
Stock warrants	203,833	2,744,189

Total reserved common stock	1,513,281	11,935,763

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and office equipment under operating leases expiring through 2007. Expense recorded for these leases for the years ended December 31, 2002 and 2003 was approximately $96,000 and $689,000, respectively. Minimum rental commitments under noncancelable operating leases are as follows:

2004	$570,208
2005	349,432
2006	228,015
2007	132,298

Total	$1,279,953

Legal Proceedings

Proceedings Against The Visionary Group

In June 2002, we were notified that The Visionary Group and Axtive had been sued in the District Court of Dallas County, Texas for non-payment of approximately $110,000 due to former sub-contractors of The Visionary Group. In order to limit our costs to defend the matter, Axtive agreed to a partial summary judgment pursuant to which Axtive admitted the liability of The Visionary Group, but retained our defenses on the issue of third-party beneficiary against Axtive. In November 2003, we entered into settlement agreements with the parties assigning to them all interest in any claims we may have against any former officer, director or shareholder of The Visionary Group, in exchange for the parties releasing us from any claims arising out of the suit discussed above.

In April 2003, a judgment was entered against The Visionary Group in the amount of approximately $3,000 for failure to pay the business related expenses of a former employee. The judgment remains outstanding.

Proceedings Against ThinkSpark

In 2002, a former customer obtained a final judgment against ThinkSpark. The former customer filed a collection suit against ThinkSpark with respect to the judgment in the amount of $940,000, including attorneys’ fees. The former customer also filed a lawsuit against certain of ThinkSpark’s then directors and stockholders with respect to alleged improper repurchases of stock from certain stockholders. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a settlement agreement with the former customer. ThinkSpark agreed to make a cash payment of $18,000 to the former customer and issue a promissory note for $150,000. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 12 months. In exchange, the former customer agreed not to seek to enforce the judgment, to dismiss with prejudice the separate lawsuit, and upon payment in full of the promissory note, to fully release ThinkSpark and the individual defendants from all claims. As of December 31, 2003 the balance remaining due and outstanding is $101,000, including past due payments of $37,000, and is included in “Current portion – settlement notes payable” in the accompanying consolidated balance sheets

In October 2002, a former employee and shareholder filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the former employee. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the former employee a promissory note in the amount of $169,000, a portion of which represented the merger consideration payable to the former employee and shareholder. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The former employee agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants. As of December 31, 2003 the balance remaining due and outstanding is $133,000, including past due payments of $28,000, and is included in “Current portion – settlement notes payable” in the accompanying consolidated balance sheets. As no payments have been made on the promissory note since October 2003, the former employee attempted to seek a default judgment against the former ThinkSpark directors and stockholders on the lawsuit, which was avoided as a result of answers filed by those employees. ThinkSpark is currently negotiating with the former employee to restructure the settlement obligations and bring them current; however, we can provide no assurance that we will be successful in restructuring the settlement or bring our settlement obligations current.

In January 2001, ThinkSpark Limited, a United Kingdom subsidiary of ThinkSpark, entered into a lease for office space in London for a 15-year term. ThinkSpark was required to be a surety on this lease agreement. In October 2002, ThinkSpark Limited ceased operations in the United Kingdom and consequently breached the lease agreement. ThinkSpark Limited is now in liquidation. The landlord filed suit against ThinkSpark in the United Kingdom. In May 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, Axtive executed a promissory note in favor of the landlord for $200,000. The promissory note bears interest at 6% per year and is payable over 12 months. As of December 31, 2003 the balance remaining due and outstanding is $101,000 and is included in “Current portion - settlement notes payable” in the accompanying consolidated balance sheets. Axtive issued 121,915 restricted shares of our common stock to the landlord as security for the promissory note. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. In October 2003, 32,589 shares were returned to the Company and are held by us as treasury stock. Assuming the balance of the promissory note is paid in full pursuant to its terms, all remaining shares will be returned and held as treasury stock. If there is a default on the promissory note, the landlord has the right to keep all or part of the shares to satisfy any remaining obligation. As of December 31, 2003, the remaining unreturned shares have been treated as outstanding in the accompanying financial statements and were recorded at par value with an offset to additional paid in capital.

In December 2003, ThinkSpark received notification of a demand for arbitration based on failure to pay for services rendered under a subcontract agreement and for failure to make payments after entering into a $235,000 promissory note in November 2003 with said subcontractor for a portion of the unpaid services. The amount sought is $304,000 plus interest and attorneys’ fees and costs. An administrative hearing was scheduled for February 2004, but has been postponed. ThinkSpark is currently in negotiations with the subcontractor to reduce the liability to $75,000; however, we can give no assurance that ThinkSpark will be successful in reducing the claim. As such, as of December 31, 2003, the entire $235,000 promissory note is included in “Current portion – settlement notes payable” in the accompanying consolidated balance sheets, and the remaining liability is included in “Accounts payable” in the accompanying consolidated balance sheets.

ThinkSpark was sued in state court in Cuyahoga County, Ohio, for breach of a November 1998 lease agreement for office space in Cleveland, Ohio, which has been vacated by ThinkSpark. The landlord obtained a judgment in March 2003 for approximately $203,000 plus 10% per year until paid and all costs, including collection costs. The landlord has sought to domesticate the judgment in state court in Texas and ThinkSpark has been served with post-judgment discovery. ThinkSpark is in discussions with the landlord to settle the judgment; however, we can give no assurance that ThinkSpark will be able to enter into a settlement. Management’s estimate of the potential liability has been recorded at $50,000 and is included in the accompanying consolidated balance sheets as “Lease termination liability.”

ThinkSpark was sued in state court in Tarrant County, Texas for breach of an October 1998 lease agreement for office space in Fort Worth, Texas, which has been vacated by ThinkSpark. The landlord seeks damages for past due rent, utilities and other sums due under the lease, future rents, brokerage commissions paid by the landlord at the commencement of the lease, and unreimbursed tenant improvement expenses in the total amount of approximately $212,000, plus attorneys’ fees. In August 2003, ThinkSpark entered into a Release and Settlement Agreement with the landlord. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, ThinkSpark agreed to a cash payment of $20,000 and executed a promissory note in favor of the landlord for $36,000. The promissory note bears interest at 6% per year and is payable over 12 months. ThinkSpark failed to make the required payments under the promissory note, and in January 2004, the landlord obtained a final judgment for $224,000. In March 2004, ThinkSpark and the landlord reached a final settlement and the obligation was settled for payment by ThinkSpark of $36,000. As such, as of December 31, 2003, ThinkSpark has recorded an outstanding liability of $36,000 which is included in “Lease termination liability” in the accompanying consolidated balance sheets.

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

ThinkSpark was sued in state court in Fulton County, Georgia for breach of a June 2000 lease agreement for office space in Atlanta, Georgia, which has been vacated by ThinkSpark. The landlord seeks damages for past due rent of approximately $12,000 per month since August 2002. The action as originally filed claimed past due rent from August through November 2002. In November 2003, the landlord obtained a subsequent judgment for approximately $323,000, and served one of ThinkSpark’s customers with two separate garnishment orders totaling $323,000. In December 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of that agreement, in December 2003, we paid the landlord $200,000 and delivered a bill of sale for all furniture, fixtures and equipment left on the premises in exchange for a release and dismissal of the garnishment orders and full satisfaction and release of the judgments.

In July 2003, ThinkSpark was sued for breach of a lease agreement for office space in Las Vegas, Nevada. The landlord seeks damages in excess of $10,000 for one month’s rent plus attorney’s fees and costs of the suit. Management believes the rent to have been paid and does not expect an adverse judgment against ThinkSpark.

In July 2003, an individual filed suit against ThinkSpark alleging breach of contract and seeking damages of $14,040 plus interest, attorney’s fees and court costs. The suit was based on a contract between ThinkSpark and the former employee whereby the individual served as an independent contractor as a consultant and expert witness in a collection effort against a former customer. The individual rendered these services in 2001. ThinkSpark agreed to pay the individual $1,500 per month for a term of eleven months, commencing in August 2003. The parties also executed an agreed judgment in the amount of $21,500. In December 2003, based on ThinkSpark’s failure to make timely payments due under the agreement, the individual obtained a lien on ThinkSpark’s operating bank account. In order to obtain a release of the lien, in December 2003, ThinkSpark paid all remaining amounts due and the individual abated the proceedings against ThinkSpark and filed a motion for nonsuit with prejudice.

Other Legal Proceedings

The Company is involved in other legal proceedings arising in the ordinary course of business and has three judgments totaling approximately $75,000 pending against it. As of December 31, 2003, the judgments are recorded in “Other liabilities” on the accompanying consolidated balance sheets. In March 2004, one of the judgments was settled for $39,000 and we are in negotiations to reduce amounts payable under the two remaining judgments. We do not expect the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows of the Company as a whole. However, depending on the amount and timing, an unfavorable outcome of any such matters could possibly materially affect our future results of operations or cash flow in any particular period.

Axtive and its subsidiaries are involved in other legal proceedings arising in the ordinary course of business. We believe that none of these other legal proceedings will have a material adverse effect on our financial condition or results of operations.

Employment Agreements

Graham C. Beachum II

In January 2001, we entered into an employment agreement with Mr. Beachum to serve as our President and Chief Executive Officer. The agreement expires on January 2, 2005, unless terminated earlier. Under the agreement, Mr. Beachum was entitled to receive an annual base salary of $100,000, which would be increased to $240,000 upon the successful conclusion of an equity offering by Axtive of at least $10 million. The annual base salary will be increased by 5% each fiscal year. Pursuant to the agreement, Mr. Beachum will also be eligible to receive a bonus based on our performance, as determined by the board of directors or its compensation committee. In the event that Mr. Beachum is terminated without cause, including a change of control (as defined in the agreement), or terminates his employment for good reason (as defined in the agreement), he will be entitled to receive as severance the amount of his base salary for (1) the remainder of his term of employment or (2) six months, whichever period is shorter. The agreement also contains customary nondisclosure and non-competition covenants, as well as an assignment of inventions.

Subsequent to December 31, 2003, the employment agreement was amended to increase Mr. Beachum’s annual base salary to $165,000. Among other things, the amendment also restates the terms of discretionary incentive compensation, which is to be determined by the compensation committee of our board of directors, and sets forth certain significant objectives to be considered for purposes of a discretionary bonus with respect to the 2004 fiscal year. Mr. Beachum is also eligible to receive additional grants of stock options as determined by the compensation committee.

Mr. Beachum is the father of G.C. “Scooter” Beachum III, our President and Chief Operating Officer.

G. C. “Scooter” Beachum III

In January 2001, we entered into an employment agreement with Mr. G. C. “Scooter” Beachum III to serve as our President and Chief Operating Officer. The employment agreement expires on January 2, 2005, unless terminated earlier. Under the employment agreement, Scooter Beachum is entitled to receive an annual base salary of $95,000 that shall be increased to $165,000 upon the successful conclusion of an equity offering by Axtive of at least $10 million. The annual base salary shall be increased by 5% each fiscal year. Mr. Beachum is currently paid $150,000 annually. In addition, Scooter Beachum was granted options to purchase 750,000 shares of Axtive’s Common Stock at an exercise price of $1.50 per share, of which 25% vested upon the grant date and the remainder vesting at the rate of 18.75% on January 2 of each successive year. Pursuant to the employment agreement, Scooter Beachum will also be eligible to receive a bonus based on our performance, as determined by the Board of Directors or its Compensation Committee. In the event that Scooter Beachum is terminated without cause, including a change of control (as defined in the employment agreement), he will be entitled to receive as severance the amount of his base salary for (i) the remainder of his term of employment, or (ii) six months, whichever period is shorter. The employment agreement also contains customary nondisclosure and non-competition covenants, as well as an assignment of inventions.

Mr. Beachum is the son of Graham C. Beachum II and the son-in-law of Paul L. Morris, one of our directors.

16. INVESTMENT BANKING AGREEMENT

On June 26, 2003, the Company entered into an amended Investment Banking Agreement with Atlas Capital Services, LLC (“Atlas”), that was effective May 1, 2003, to act as an agent on a per transaction fee basis on our behalf in connection with certain advisory and investment banking services for a term of six months. At execution, the Company issued to Atlas 115,000 shares of its common stock and warrants to purchase 125,000 shares of common stock at $2.00 per share. The common stock issued to Atlas was valued at $57,500 using the fair value of the stock on the date of the agreement. The value of the warrants issued to Atlas was $48,000 using the Black-Scholes model. The value of the common stock and the warrants were recorded as a prepaid and amortized over the term of the agreement. At December 31, 2003, the prepaid was fully expensed. Additionally, Atlas is also entitled to a $10,000 per month advisory fee. As of December 31, 2003, we have paid Atlas $60,000 under the terms of this amended agreement.

Additionally, in connection with entering into the agreement with Atlas, we issued Leeb Brokerage Service, Inc. (“Leeb”) 25,000 shares of our common stock as a fee for the introduction of Atlas to the Company. The common stock issued to Leeb was valued at $12,500 using the fair market value of the stock on the date of the agreement.

17. SUBSEQUENT EVENTS (unaudited)

Private Placement of Common Stock

On February 26, 2004, we issued 23,459,087 shares of our common stock in a private offering to existing investors at $0.07687 per share. We received gross proceeds of $1.8 million, consisting of $1.05 million in cash and $750,000 in consideration of conversion of promissory notes and note warrants owed by Axtive to certain of its stockholders. Of the net cash proceeds, after paying legal expenses related to the offering, we have used or expect to use $167,000 to repay short-term notes and a 12% promissory note issued to one of our investors, $456,000 to satisfy past due liabilities and $296,000 to settle judgments and promissory notes from prior acquisitions. The balance is available for working capital and general corporate purposes. These purchasers have demand registration rights beginning in February 2005, as well as incidental registration rights, with respect to the shares of common stock issued.

As part of the February 2004 private offering, discussed above, two of the purchasers agreed to purchase an aggregate of 15,345,464 additional shares of common stock for cash totaling approximately $1.2 million on the same terms. The additional purchases are scheduled to occur monthly, in varying amounts, from April 2004 to November 2004.

Additionally on February 26, 2004, we issued 7,648,221 shares of our common stock at $0.07687 per share to our preferred stockholders upon conversion of all outstanding shares of our Series A Preferred Stock. Concurrent with this conversion, the preferred stockholders agreed to waive and terminate all warrants issued in conjunction with their previous purchases of Series A Preferred Stock.

On March 5, 2004, as part of the February 2004 offering, we issued 571,090 of our common stock at $0.07687 per share to one of our stockholders in consideration of the conversion of a promissory note and note warrant issued by Axtive to that stockholder.

On March 26, 2004, as part of the February 2004 offering, we issued an additional 3,694,521 shares of our common stock at $0.07687 per share. We received additional gross proceeds of $284,000, all of which is available for working capital and general corporate purposes.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon their evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Axtive in such reports is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2003, there were no changes in the Company’s internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

Name	Age	Position
Directors

Graham C. Beachum II	56	Chairman of the Board and Chief Executive Officer (1)

Ron Beneke	60	Director (1)(2)

Paul L. Morris	62	Director (1)

Brad A. Thompson	39	Director (1)(2)

Alan W. Tompkins	42	Director (1)(2)

Executive Officers

G.C. “Scooter” Beachum III	34	President and Chief Operating Officer

Stanley D. Strifler	45	President, ThinkSpark Corporation

Key Employees

Kerry S. Osborne	44	Chief Technology Officer, ThinkSpark Corporation

(1)	Member of the interim audit committee

(2)	Member of the compensation committee

Set forth below is a description of the backgrounds of each of our directors, executive officers and key employees.

Graham C. Beachum II has been a director and the Chairman of the Board and Chief Executive Officer of Axtive since January 2001. From January 2001 to April 2004, he also served as the Company’s President. From January 2000 to December 2000, Mr. Beachum was a private investor. From September 1996 to January 2000, Mr. Beachum was the Chairman and Chief Executive Officer of Axtive Software Corporation, a maker of customer relationship management software that was sold to Remedy Corporation in 2000. Mr. Beachum is the father of G.C. “Scooter” Beachum III, our President and Chief Operating Officer.

Ron Beneke became a director of Axtive in May 2003 in connection with our additional sale of shares of Series A Preferred Stock. Since he founded the company in April 1992 Mr. Beneke has served as President of Beneke Companies, Inc., of Dallas, which is the general partner of Beneke/Krieg Company, a national real estate partnership whose primary business is the acquisition of apartment projects financed with tax-exempt housing bonds. Mr. Beneke’s 28 years of experience in the real estate industry include ten years in legal practice. He spent six years as managing partner of a forty-lawyer firm of which he was a founding member. Mr. Beneke is a member of the Management Committee of Demand Aggregation Solutions, LLC and a member of the Board of Directors of NetLink Transaction Services, LLC.

Paul L. Morris became a director of Axtive in May 2003 in connection with our additional sale of shares of Series A Preferred Stock. Mr. Morris has been President and CEO of Wagner & Brown, Ltd., a large, closely-held independent oil and gas company headquartered in Midland, Texas since 1994. Prior to joining Wagner & Brown, Mr. Morris served as President of Banner Energy and in management positions with Columbia Gas System. Mr. Morris currently holds Board positions with the Rawls College of Business at Texas Tech University, Memorial Hospital and Medical Center (Midland) and the Petroleum Museum of Midland, where he is President. He is a past

President of the Permian Basin Petroleum Association and has served on the Boards of the Midland Chamber of Commerce and United Way. Mr. Morris is the father-in-law of G.C. “Scooter” Beachum III, our President and Chief Operating Officer.

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

G.C. “Scooter” Beachum III became our President and Chief Operating Officer in April 2004. From June 2003 to April 2004, he served as Executive Vice President and General Manager. In June 2003, he was designated an executive officer. Mr. Beachum also served as our Vice President and General Manager from January 2001 to June 2003. Mr. Beachum began his career as the founder of “StreetSmart,” a technology product and pricing report that provided competitive intelligence to Dell Computer Corporation, IBM Corporation, Digital Equipment Corporation and other personal computer companies. In 1993, he sold his first entrepreneurial venture and shortly thereafter founded Axtive Software Corporation, with the development of “ART,” an embedded customer relationship solution that captures customer registration data and initiates ongoing licensing, marketing and service relationships. The “ART” product line was followed by “e.Monogram,” an E-business personalization application suite for business-to-business enterprises. After supporting customer organizations such as IBM and Lotus Development, Axtive Software Corporation’s technology and development operations were acquired by Remedy Corporation in 2000. Mr. Beachum is the son of Graham C. Beachum II and the son-in-law of Paul L. Morris.

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

In May 2003, the then principal holders of Series A Preferred Stock, consisting of Sandera Partners, L.P., Global Capital Funding Group, L.P., GCA Strategic Investment Fund Limited and Demand Aggregation Solutions, LLC, entered into a Stockholders and Voting Agreement with respect to the Company’s capital stock they owned or would acquire in the future. They agreed to vote their shares to elect two independent directors to the board. For this purpose, an independent director is an individual who is not (1) an officer or director of the voting stockholder, the Company or any affiliate of either, (2) the holder of more than 10% of the voting power of the voting Stockholder, the Company or any Affiliate of either or (iii) a relative (as defined in the Stockholders and Voting Agreement) of the voting stockholder or any person described in the preceding clauses. These principal holders also agreed to vote their shares of Axtive capital stock to elect the individuals currently serving as directors to our board of directors. With its purchase of common stock in the February 2004 private offering, B/K Venture Capital, LLP, an affiliate of Mr. Beneke, also became bound by the Stockholders and Voting Agreement with respect to the share it owns or acquires.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of the reports filed with the SEC, or written representations of the reporting person, each of our listed directors and executive officers, except for Graham C. Beachum II, was late with respect to one filing in 2003.

AUDIT COMMITTEE

Our board of directors continues to serve as our audit committee on an interim basis. We anticipate that this interim status will continue until we are able to fill the one or both of the current vacancies on the board with new, independent directors.

We have not yet designated an audit committee financial expert from the members of the interim audit committee. Although the members of the interim audit committee are financially literate and sophisticated, we do not believe that any of the current members qualify as an audit committee financial expert as defined by the SEC. Our objective is to fill at least one of the current vacancies on the board with an independent director who would qualify as an audit committee financial expert and serve on the audit committee.

CODE OF ETHICS

In April 2004, our board of directors adopted a Code of Business Conduct and Ethics, which is designed to help officers, directors and employees resolve ethical issues in an increasingly complex business environment. The Code of Business Conduct and Ethics is applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. The Code of Business Conduct and Ethics covers topics, including but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Our Code of Business Conduct and Ethics is available, free of charge, on our website at www.axtive.com.

Waivers from our Code of Business Conduct and Ethics are discouraged, but any waivers from the Code of Business Conduct and Ethics that relate to our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions or any other executive officer or director must be approved by our audit committee and will be posted on our website at www.axtive.com.

ITEM 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table provides summary information concerning compensation paid by us to our Chief Executive Officer and our executive officers in 2003, if any, who earned more than $100,000 in salary and bonus for all services rendered in all capacities during the fiscal year ended December 31, 2003. We refer to the executive officers listed below as named executive officers. For a list of our current executive officers, see Item 9, “Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act—Directors, Executive Officers and Key Employees.”

		Annual Compensation Salary	Long-term compensation awards
Name and Principal Position(s)	Year		Securities underlying options (#)	All other compen- sation
Graham C. Beachum II	2003	$100,000	604,500	$—
Chief Executive Officer	2002	$100,000	—	$—
	2001	$95,833	150,000	—

G. C. “Scooter” Beachum III	2003	$150,000	300,000	$—
President and Chief Operating Officer	2002	$111,042	—	$—
	2001	$91,041	75,000	—

Stanley D. Strifler	2003	$266,667	—	$—
President, ThinkSpark Corporation	2002	$—	—	$—
	2001	$—	—	—

In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers listed in the table above because the aggregate amount of these perquisites and other personal benefits was less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for the named executive officers in 2003.

No restricted stock awards have been made to the named executive officers listed in the table above.

STOCK OPTIONS GRANTED DURING THE YEAR ENDED DECEMBER 31, 2003

The following table provides information regarding the grant of stock options during fiscal 2003 to the named executive officers.

	Individual Grants				Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term (1)
Name	Options Granted (#)	% 0f Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Graham C. Beachum II	604,500	49.1%	$1.00	5/22/2013	$577,100	$1,277,001
Graham C. “Scooter” Beachum III	300,000	24.4%	$1.00		$286,402	$633,747
Stanley D. Strifler	—	—	—	—	—	—

(1)	In accordance with SEC rules, these columns show gain that could accrue for the listed options, assuming that the market price per share of our common stock appreciates from the date of grant over a period of 10 years at an annualized rate of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, the realized value from these options will be zero.

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

None of the named executive officers exercised any stock options during the year ended December 31, 2003. The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2003, and the values of “in-the-money” options, which values represent the positive spread between the exercise price of any such option and the fiscal year end value of our common stock.

	Number of securities underlying unexercised options at fiscal year-end		Value of the unexercised in- the-money options at fiscal year-end
Name	Exercisable #	Unexercisable #	Exercisable $	Unexercisable $
Graham C. Beachum II	524,875	229,625	—	—
Graham C. “Scooter” Beachum III	260,939	114,061	—	—
Stanley D. Strifler	—	—	—	—

DIRECTOR COMPENSATION

Currently, our directors who are not our employees receive no compensation for their service as directors.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

Graham C. Beachum II. In January 2001, we entered into an employment agreement with Mr. Beachum to serve as our President and Chief Executive Officer. The agreement expires on January 2, 2005, unless terminated earlier. Under the agreement, Mr. Beachum was entitled to receive an annual base salary of $100,000, which would be increased to $240,000 upon the successful conclusion of an equity offering by Axtive of at least $10 million. The annual base salary will be increased by 5% each fiscal year. Pursuant to the agreement, Mr. Beachum will also be eligible to receive a bonus based on our performance, as determined by the board of directors or its compensation committee. In the event that Mr. Beachum is terminated without cause, including a change of control (as defined in the agreement), or terminates his employment for good reason (as defined in the agreement), he will be entitled to receive as severance the amount of his base salary for (1) the remainder of his term of employment or (2) six months, whichever period is shorter. The agreement also contains customary nondisclosure and non-competition covenants, as well as an assignment of inventions.

Effective as of April 1, 2004, the employment agreement was amended to increase Mr. Beachum’s annual base salary to $165,000. Among other things, the amendment also restates the terms of discretionary incentive compensation, which is to be determined by the compensation committee of our board of directors, and sets forth certain significant objectives to be considered for purposes of a discretionary bonus with respect to the 2004 fiscal year. Mr. Beachum is also eligible to receive additional grants of stock options as determined by the compensation committee.

Mr. Beachum is the father of G.C. “Scooter” Beachum III, our President and Chief Operating Officer.

In January 2001, we entered into an employment agreement with Mr. G. C. “Scooter” Beachum III to serve as our President and Chief Operating Officer. The employment agreement expires on January 2, 2005, unless terminated earlier. Under the employment agreement, Scooter Beachum is entitled to receive an annual base salary of $95,000 that shall be increased to $165,000 upon the successful conclusion of an equity offering by Axtive of at least $10 million. The annual base salary shall be increased by 5% each fiscal year. Mr. Beachum is currently paid $150,000 annually. In addition, Scooter Beachum was granted options to purchase 750,000 shares of Axtive’s Common Stock at an exercise price of $1.50 per share, of which 25% vested upon the grant date and the remainder vesting at the rate of 18.75% on January 2 of each successive year. Pursuant to the employment agreement, Scooter Beachum will also be eligible to receive a bonus based on our performance, as determined by the Board of Directors or its Compensation Committee. In the event that Scooter Beachum is terminated without cause, including a change of control (as defined in the employment agreement), he will be entitled to receive as severance the amount of his base salary for (i) the remainder of his term of employment, or (ii) six months, whichever period is shorter. The employment agreement also contains customary nondisclosure and non-competition covenants, as well as an assignment of inventions.

Mr. Beachum is the son of Graham C. Beachum II and the son-in-law of Paul L. Morris, one of our directors.

Stanley D. Strifler. In May 2003, we entered into an employment letter with Mr. Strifler to serve as President of ThinkSpark. Under his employment letter, Mr. Strifler is entitled to receive an annual base salary of $250,000. In addition to his salary, he was entitled to receive $100,000 representing compensation for past services. In the event that Mr. Strifler is terminated without cause, or terminates his employment for good reason (as defined in the letter) before the first anniversary of the Effective Time (as defined in the letter), he will be entitled to receive as severance the amount of his base salary for a period of twelve (12) months. The agreement also contains customary nondisclosure and non-competition covenants, as well as an assignment of inventions.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2004 (the “Ownership Date”) with respect to the beneficial ownership of our common stock by:

•	each of our directors and named executive officers;

•	all of our executive officers and directors as a group; and

•	each person or group of affiliated persons known to us to own beneficially more than 5% of our common stock.

Unless otherwise indicated in the footnotes to the table, and subject to community property laws where applicable, the following persons have sole voting and investment control with respect to the shares beneficially owned by them. In accordance with SEC rules, if a person has a right to acquire beneficial ownership of any shares of common stock, on or within 60 days of the Ownership Date, upon (1) exercise of outstanding options, (2) the exercise of common stock purchase warrants or (4) otherwise, the shares are deemed beneficially owned by that person, are deemed to be outstanding solely for the purpose of determining the percentage of our shares that person beneficially owns and are reflected in the table. These shares are not included in the computations of percentage ownership for any other person.

Person or Group	Shares of Common Stock Beneficially Owned

Directors and Named Executive Officers (1):
Graham C. Beachum II (2)	625,625	1.6%
Ron Beneke (3)	19,698,638	43.8%
Paul Morris	381,361	1.0%
Alan W. Tompkins	—	—
Bradley A. Thompson (4)	1,441,663	3.8%
G.C. “Scooter” Beachum III (5)	872,894	2.3%
Stanley D. Strifler (6)	106,000	*
All executive officers and directors as a group (7 persons) (7)	23,126,181	50.3%

Beneficial Owners of 5% or More of Our Outstanding Common Stock :
B/K Venture Capital, LLP (8)	19,698,638	43.8%
GCA Strategic Investment Fund Limited (9)	10,536,728	28.0%
Sandera Partners, L.P. (10)	13,007,242	31.2%

*	Less than 1%

(1)	The address of each executive officer and director is c/o Axtive Corporation, 5001, LBJ Freeway, Suite 275, Dallas, Texas 75244.

(2)	Includes options to purchase 625,625 shares of common stock that were exercisable on or within 60 days of the Ownership Date.

(3)	Includes shares of common stock directly owned by B/K Venture Capital, LLP or which B/K Venture Capital, LLP has the contractual right to acquire as of the Ownership Date. Mr. Beneke is CEO of B/K Venture Capital, LLP and, therefore, may be deemed to share voting and investment power with respect to the shares of Common Stock. This filing should not be construed as an admission by Mr. Beneke that he is the beneficial owner of the shares of common stock.

(4)	Includes shares of common stock directly owned by Global Capital Funding Group, L.P., of which Mr. Thompson is indirectly a limited partner.

(5)	Includes (a) 49,768 shares of common stock owned by TSTC International Holding Company, which is wholly owned by Mr. Scooter Beachum, (b) options to purchase 310,939 shares of common stock that were exercisable on or within 60 days of the Ownership Date and (c) 132,500 shares of common stock in which he has an indirect beneficial ownership interest as a result of his membership interest in Beachum Investments, LLC.

(6)	Includes 106,000 shares of common stock in which he has an indirect beneficial ownership interest as a result of his membership interest in Beachum Investments, LLC.

(7)	Includes (a) 19,986,906 shares of common stock that are indirectly owned, and (b) options to purchase a total of 936,564 shares of common stock that were exercisable on or within 60 days of the Ownership Date.

(8)	Includes shares of common stock directly owned by B/K Venture Capital, LLP or which B/K Venture Capital, LLP has the contractual right to acquire as of the Ownership Date. The address of B/K Venture Capital, LLP is 8080 N. Central Expressway, Suite 1580, Dallas, Texas 75206.

(9)	The address of GCA Strategic Investment Fund Limited is c/o Prince Management Ltd., Mechanics Building, 12 Church Street, Hamilton, Bermuda HM 11.

(10)	The address of Sandera Partners, L.P. is 1601 Elm Street, Suite 4000, Dallas, Texas 75201.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FINANCINGS

PurchasePooling Investment

In September 2000, we issued 264,485 shares of Axtive common stock to PurchasePooling Investment Fund in return for 9,593,824 shares of Series A Convertible Preferred Stock of PurchasePooling Solutions, Inc., a start up web-based demand aggregator working toward enabling government and educational entities to save significantly on large-ticket capital items by combining their purchasing power nationwide and globally. In December 2000, we invested an additional $620,000 in PurchasePooling in return for 2,214,285 shares of its Series C Convertible Preferred Stock. As a result, at December 31, 2000, we had an approximately 18% ownership interest in PurchasePooling. In 2000, we entered into an agreement to acquire from Odyssey Ventures Online S.A. 975,000 shares of Series A Convertible Preferred Stock of PurchasePooling in exchange for 26,881 shares of Axtive common stock. In April 2001, the agreement was finalized and the shares of Axtive common stock were issued.

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

Acquisition of “Axtive” Name

In June 2002, the Company acquired the name “Axtive” (pronounced “active”) and its related logo and trademark and certain tangible assets including furniture and fixtures, signage and office supplies from Axtive Software Corporation, as represented by it sole shareholder, G.C. “Scooter” Beachum III, our President and Chief Operating Officer. The assets were acquired in exchange for an initial grant of 40,000 restricted shares of Axtive’s common stock, which was valued at approximately $168,000 at the time of acquisition. This amount was allocated between relative fair values of the intangible ($153,000) and tangible assets ($15,000) purchased by us.

In July 2003, we issued 29,768 restricted shares of our common stock to TSTC International Holding Company, formerly known as Axtive Software Corporation. These shares constituted an additional payment due to TSTC in connection with our June 2002 purchase of certain intangible assets, including the name “Axtive,” and certain tangible assets. We were obligated to issue the additional restricted shares, not in excess of 29,768 shares, if the market price of our common stock had not been at or above $7.50 within the one-year period after our purchase. Mr. Scooter Beachum is the sole shareholder and director of TSTC. The issuance of the restricted shares of common stock did not involve a public offering. In December 2003, we determined that the intangible was impaired and wrote off the balance totaling approximately $177,000.

AFFILIATE RELATIONSHIPS IN FINANCING TRANSACTIONS

Until the end of May 2003, J. Keith Benedict and John A. Wagner served as members of our board of directors and were representatives of the investment manager (or its affiliates) of H.W. Capital L.P. Concurrent with the May 2003 financing activities, Alan W. Tompkins became a member of our board of directors. Mr. Tompkins is Vice President and General Counsel of Unity Hunt, Inc., a Texas corporation owned by several trusts. Those trusts hold limited partnership interests in Sandera Partners, L.P., which is one of our stockholders. Sandera was also a purchaser of additional shares of Series A Preferred Stock in May 2003 and a purchaser of our common stock in the February 2004 private offering.

Concurrent with the May 2003 financing activities, Ron Beneke became a member of our board of directors. Mr. Beneke is a member of the management committee of DAS, one of the purchasers of shares of Series A Preferred Stock in May 2003. Mr. Beneke is also a principal of B/K Venture Capital, LLP, one of the purchasers of our common stock in the February 2004 private offering.

In September to December 2003, affiliates of Mr. Beneke made bridge loans to us in the aggregate principal amount of $113,745 which bore interest rates from 6% to 12% per year. In February 2004, we repaid the affiliates all amounts due, plus accrued interest. In January 2004, as part of a December 2003 private offering of 12% promissory notes and warrants, an affiliate of Mr. Beneke purchased a 12% promissory note in the original principal amount of $49,615 and was issued related warrants to purchase common stock. As part of the February 2004 private offering of our common stock, in lieu of converting this 12% promissory note and warrant to common stock, the affiliate elected to be repaid, terminated the warrant, and B/K Venture Capital, LLP increased the amount of its purchase of common stock by an amount equal to the principal amount of the 12% promissory note.

Concurrent with the May 2003 financing activities, Brad A. Thompson became a member of our board of directors. Mr. Thompson is an officer of Global Capital Advisors, LLC, which is an affiliate of GCA Strategic Fund Limited, one of the purchasers of shares of Series A Preferred Stock in April 2002 and May 2003.

Concurrent with the May 2003 financing activities, Paul L. Morris became a member of our board of directors. Mr. Morris was one of the purchasers of shares of Series A Preferred Stock in April 2002. In December 2003, as part of the December 2003 private notes offering, Mr. Morris purchased a 12% promissory note in the original principal amount of $20,000 and was issued related warrants to purchase common stock. As part of the February 2004 private offering of our common stock, Mr. Morris converted his 12% promissory note and related warrants into 260,178 shares of our common stock.

G.C. “Scooter” Beachum III, our President and Chief Operating Officer, and Stanley D. Strifler, President of ThinkSpark Corporation, are each members of Beachum Investments, LLC, one of the purchasers of shares of Series A Preferred Stock in May 2003. In addition, Scooter Beachum was an individual purchaser of Series A Preferred Stock in May 2003.

In September 2003, Scooter Beachum made a bridge loan to us in the principal amount of $13,220, which bore interest at 6% per year. In December 2003, as part of the December 2003 private notes offering, Scooter Beachum purchased a 12% promissory note in the original principal amount of $13,441 and was issued related warrants to purchase common stock. We repaid Scooter Beachum’s bridge loan, including accrued interest, out of the proceeds of the December 2003 private notes offering. As part of the February 2004 private offering of our common stock, Scooter Beachum converted his 12% promissory note and related warrants into 174,853 shares of our common stock.

See Item 5, “Market for Common Equity and Related Stockholder Matters—Recent Sales of Unregistered Securities” and Item 6, “Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources.”

EMPLOYMENT RELATIONSHIPS

We have entered into employment agreements or employment letters with each of Graham C. Beachum II, G.C. “Scooter” Beachum III and Stanley D. Strifler. See Item 10, “Executive Compensation—Employment Contracts and Change-in-Control Arrangements” with respect to the employment arrangements with named executive officers.

ACQUISITION OF THINKSPARK CORPORATION

Prior to our acquisition of ThinkSpark Corporation in May 2003, Stanley D. Strifler, President of ThinkSpark, had a right to purchase certain capital stock from ThinkSpark pursuant to an October 2002 employment agreement with ThinkSpark. In connection with our acquisition, Mr. Strifler agreed to new employment terms with the surviving corporation, which superseded the previous employment agreement. He also agreed to waive any right to purchase capital stock of ThinkSpark in consideration of a promissory note from ThinkSpark for $135,000. The promissory note bears interest at 6% per year and is payable in monthly installments amortized over a five-month period. In late 2003, ThinkSpark became past due on the final monthly installment, but made the final payment in March 2004.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report as required by Item 601 of Regulation S-B.

Exhibit No.	Description

3.1	Certificate of Incorporation of Edge Technology Group, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Edge Technology Group, Inc. (changing the name of the Company from Edge Technology Group to Axtive Corporation) (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 filed with the SEC on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Axtive Corporation (to effect the 1-for-10 reverse stock split) (filed herewith).

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on July 23, 2003).

4.1	Form of Specimen Common Stock Certificate (filed herewith).

4.2	Subscription and Securities Purchase Agreement, dated as of May 22, 2003, by and among Axtive, Demand Aggregation Solutions, LLC, Beachum Investments, LLC, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Kerry Osborne, and Graham C. Beachum III (incorporated by reference to Exhibit 3 the Schedule 13D dated May 23, 2003 and filed by G.C. “Scooter” Beachum III with the SEC on June 5, 2003).

4.3	First Restated Certificate of Designation, Preference and Rights of Series A Convertible Preferred Stock of Axtive Corporation, dated May 23, 2003 (incorporated by reference as Exhibit 4.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.4	Acknowledgement of Discharge of Indebtedness, Release of Claims and Agreement, dated as of May 22, 2003, by and among Graham C. Beachum II, Graham C. Beachum III, and Axtive (incorporated by reference to Exhibit 1 to the Schedule 13D dated May 23, 2003 and filed by Graham C. Beachum II with the SEC on June 2, 2003).

4.5	Acknowledgement of Discharge of Indebtedness, Release of Claims and Agreement, dated as of May 22, 2003, by and among Sandera Partners, L.P. and Axtive (incorporated by reference as Exhibit 4.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.6	Registration Rights Agreement, dated May 23, 2003, by and among Axtive, Demand Aggregation Systems, LLC, Beachum Investments, LLC, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Kerry Osborne and Graham C. Beachum III (incorporated by reference as Exhibit 4.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.7	Stockholders and Voting Agreement, dated as of May 23, 2003, among Sandera Partners, L.P., Global Capital Funding Group, L.P., GCA Strategic Investment Fund Limited, and Demand Aggregation Solutions, LLC (incorporated by reference to Exhibit 4 the Schedule 13D dated May 23, 2003 and filed by Demand Aggregation Systems, LLC with the SEC on June 20, 2003).

4.8	Form of Warrant to Purchase Common Stock of Axtive Corporation, dated as of May 23, 2003, as issued to May 2003 purchasers of Series A Preferred Stock (incorporated by reference to Exhibit 5 the Schedule 13D dated May 23, 2003 and filed by G.C. “Scooter” Beachum III with the SEC on June 5, 2003).

Exhibit No.	Description

4.9	Restated Registration Rights Agreement, dated May 23, 2002, by and among Axtive, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Global Capital Funding Group, L.P., Paul Morris, Jack Brown, Alex Rankin, U.S. Technology Investors, Inc. and Rex Jobe (incorporated by reference as Exhibit 4.12 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.10	Form of Restated Warrant to Purchase Common Stock of Axtive Corporation, dated as of May 23, 2003, as issued to 2002 purchasers of Series A Preferred Stock (incorporated by reference as Exhibit 4.13 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.11	Subscription Agreement, dated May 22, 2003, by and between Axtive and Graham C. Beachum III (incorporated by reference to Exhibit 4 the Schedule 13D dated May 23, 2003 and filed by G.C. Beachum III with the SEC on June 5, 2003).

4.12	Subscription and Securities Purchase Agreement, dated as of December 15, 2003, by and among Axtive Corporation, the Reporting Person, Jack E. Brown, Paul Morris, U.S. Technology Investors, LLC, GCA Strategic Investment Fund Limited, and Agincourt, L.P. (incorporated by reference to Exhibit 7 to the Schedule 13D dated February 26, 2004 and filed by G.C. Beachum III with the SEC on March 3, 2004).

4.13	Form of Warrant to Purchase Common Stock of Axtive Corporation, as issued to purchasers of 12% Promissory Notes pursuant to December 15, 2003 Subscription and Securities Purchase Agreement (filed herewith).

4.14	Subscription and Securities Purchase Agreement, dated as of February 26, 2004, by and among Axtive Corporation, the Reporting Person, B/K Venture Capital, LLP, Sandera Partners, L.P., W. Robert Dyer, Jr., Jack E. Brown, Paul Morris, U.S. Technology Investors, LLC, GCA Strategic Investment Fund Limited, and Agincourt, L.P. (incorporated by reference to Exhibit 7 to the Schedule 13D dated February 26, 2004 and filed by G.C. Beachum III with the SEC on March 3, 2004).

4.15	Registration Rights Agreement, dated as February 26, 2004, by and among Axtive Corporation, the Reporting Person, B/K Venture Capital, LLP, Sandera Partners, L.P., W. Robert Dyer, Jr., Jack E. Brown, Paul Morris, U.S. Technology Investors, LLC, GCA Strategic Investment Fund Limited, and Agincourt, L.P. (filed herewith).

*10.1	Amended and Restated 1996 Stock Option Plan (incorporated by reference to our 1996 definitive Proxy Statement filed on April 7, 1997).

*10.2	2002 Stock Incentive Plan, adopted effective June 25, 2002 (incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 and filed with the SEC on August 19, 2002).

*10.3	Amendment No. 1 to 2002 Stock Incentive Plan, dated effective as of May 23, 2003 (incorporated by reference as Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

*10.4	Employment Agreement, dated as of January 2, 2001, between Edge and Graham C. Beachum II (incorporated by reference as Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

*10.5	Employment Agreement, dated as of January 2, 2001, between Edge and Graham C. Beachum III (incorporated by reference as Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

*10.6	Employment letter, dated May 9, 2003, between Axtive and Stanley D. Strifler (filed herewith).

10.7	Management Services Agreement, dated as of February 14, 2003, by and between Axtive and Demand Aggregation Solutions, LLC (incorporated by reference to Exhibit 1 the Schedule 13D dated May 23, 2003 and filed by Demand Aggregation Systems, LLC with the SEC on June 20, 2003).

Exhibit No.	Description

10.8	Agreement and Plan of Merger, dated April 8, 2002, among Edge, Visionary Acquisition Corp., The Visionary Group, Inc. and The Visionary Group Shareholders (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 16, 2002).

10.9	Agreement and Plan of Merger, dated April 11, 2002, among Edge Technology Group, Inc., Media Resolutions Acquisition Corp., Media Resolutions, Incorporated and Media Resolutions Shareholders (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 16, 2002).

10.10	Agreement and Plan of Merger, dated May 30, 2002, among Edge Technology Group, Inc., VT Acquisition Corp., Virtually There, Inc. and the shareholders of Virtually There, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2002 and filed with the SEC on June 14, 2002).

10.11	Asset Purchase Agreement, dated as of May 31, 2002, by and among Universal Data Technology, Inc., its Shareholders, Edge Technology Group, Inc. and UDT Consulting, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 30, 2002 and filed with the SEC on June 14, 2002).

10.12	Agreement and Plan of Merger by and among Axtive Corporation, Axtive Acquisition Corp., ThinkSpark Corporation and Kerry Osborne dated as of May 23, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2003 and filed with the SEC on June 9, 2003).

10.13	Assignment and Assumption Agreement, dated as of May 27, 2003, among ThinkSpark Corporation, ThinkSpark, L.P., Axtive and Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

10.14	Term Loan Agreement, dated as of May 27, 2003, between Axtive and Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

10.15	Debt Exchange Agreement, dated as of May 27, 2003, by and among ThinkSpark Corporation, Axtive and Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

10.16	Warrant to Purchase Common Stock of Axtive Corporation, dated May 27, 2003, and issued to Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003

10.17	Bill of Sale and Asset Purchase Agreement, dated as of June 21, 2002, by and between Axtive Software Corporation and Edge (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and filed with the SEC on August 19, 2002).

10.18	Factoring and Security Agreement, dated June 24, 2002, between UDT Consulting, Inc., and Landry Marks Partners, LP (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-QSB for the quarterly period ended June 30, 2002 and filed with the SEC on August 19, 2002).

10.19	Factoring and Security Agreement, dated August 7, 2003, between ThinkSpark L.P., and Landry Marks Partners, LP (filed herewith).

10.20	Letter of Agreement, dated August 18, 2003, among ThinkSpark Corporation, ThinkSpark, L.P., Landry Marks Partners, LP and Merrill Lynch Business Financial Services, Inc. (filed herewith).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K dated August 8, 2003 and filed with the SEC on August 14, 2003).

Exhibit No.	Description

21.1	Subsidiaries of Axtive (filed herewith).

31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer’s and Principal Financial Officer’s Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

On December 3, 2003, Axtive filed a Form 8-K announcing its Board of Directors had engaged KBA Group LLP, Certified Public Accountants, as the Company’s independent accountants for the purpose of auditing the Company’s consolidated financial statements for the year ended December 31, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KBA Group LLP is our current independent auditor and served as our independent auditor for 2003. Grant Thornton LLP served as our independent auditor for 2002. The fees for all professional services provided to us by our independent auditors during each of the last two fiscal years were as follows:

	2002	2003
Audit Fees
Grant Thornton LLP	$74,869	$12,310
KBA Group LLP	—	97,650
Audit-Related Fees
Grant Thornton LLP	4,100	—
KBA Group LLP	—	67,575
Tax Fees	—	—
All Other Fees	—	—

Total	$78,969	$177,535

Audit Fees. Audit fees consisted principally of audit work performed on the consolidated financial statements and review work on our interim consolidated financial statements.

Audit-Related Fees. Audit-related fees consisted of fees related to the 2002 acquisitions of The Visionary Group, Media Resolutions, Virtually There and UDT Consulting, the 2003 acquisition of ThinkSpark and the audit of the 401(k) Plan for 2002.

Tax Fees. We did not pay our independent auditors any fees for tax services during the last two fiscal years.

All Other Fees. We did not pay our independent auditors any other fees during the last two fiscal years.

The audit committee of our board of directors has adopted a written approval policy with respect to both audit and non-audit services. The approval policy requires that the audit committee pre-approve all audit and non-audit services provided to us by our independent auditors. All audit and non-audit services performed in 2003 were pre-approved by the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXTIVE CORPORATION

/s/ GRAHAM C. BEACHUM II

Graham C. Beachum II Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: April 12, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ GRAHAM C. BEACHUM II	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	April 12, 2004

Graham C. Beachum II

/s/ STEPHEN P. SLAY	Corporate Controller (principal financial and accounting officer)	April 12, 2004

Stephen P. Slay

/s/ RON BENEKE	Director	April 9, 2004

Ron Beneke

/s/ PAUL L. MORRIS	Director	April 8, 2004

Paul L. Morris

/s/ BRAD A. THOMPSON	Director	April 12, 2004

Brad A. Thompson

/s/ ALAN W. TOMPKINS	Director	April 12, 2004

Alan W. Tompkins

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Edge Technology Group, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-5193) effective July 24, 1996).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Edge Technology Group, Inc. (changing the name of the Company from Edge Technology Group to Axtive Corporation) (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 filed with the SEC on November 14, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Axtive Corporation (to effect the 1-for-10 reverse stock split) (filed herewith).

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on July 23, 2003).

4.1	Form of Specimen Common Stock Certificate (filed herewith).

4.2	Subscription and Securities Purchase Agreement, dated as of May 22, 2003, by and among Axtive, Demand Aggregation Solutions, LLC, Beachum Investments, LLC, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Kerry Osborne, and Graham C. Beachum III (incorporated by reference to Exhibit 3 the Schedule 13D dated May 23, 2003 and filed by G.C. “Scooter” Beachum III with the SEC on June 5, 2003).

4.3	First Restated Certificate of Designation, Preference and Rights of Series A Convertible Preferred Stock of Axtive Corporation, dated May 23, 2003 (incorporated by reference as Exhibit 4.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.4	Acknowledgement of Discharge of Indebtedness, Release of Claims and Agreement, dated as of May 22, 2003, by and among Graham C. Beachum II, Graham C. Beachum III, and Axtive (incorporated by reference to Exhibit 1 to the Schedule 13D dated May 23, 2003 and filed by Graham C. Beachum II with the SEC on June 2, 2003).

4.5	Acknowledgement of Discharge of Indebtedness, Release of Claims and Agreement, dated as of May 22, 2003, by and among Sandera Partners, L.P. and Axtive (incorporated by reference as Exhibit 4.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.6	Registration Rights Agreement, dated May 23, 2003, by and among Axtive, Demand Aggregation Systems, LLC, Beachum Investments, LLC, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Kerry Osborne and Graham C. Beachum III (incorporated by reference as Exhibit 4.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.7	Stockholders and Voting Agreement, dated as of May 23, 2003, among Sandera Partners, L.P., Global Capital Funding Group, L.P., GCA Strategic Investment Fund Limited, and Demand Aggregation Solutions, LLC (incorporated by reference to Exhibit 4 the Schedule 13D dated May 23, 2003 and filed by Demand Aggregation Systems, LLC with the SEC on June 20, 2003).

4.8	Form of Warrant to Purchase Common Stock of Axtive Corporation, dated as of May 23, 2003, as issued to May 2003 purchasers of Series A Preferred Stock (incorporated by reference to Exhibit 5 the Schedule 13D dated May 23, 2003 and filed by G.C. “Scooter” Beachum III with the SEC on June 5, 2003).

1

Exhibit No.	Description

4.9	Restated Registration Rights Agreement, dated May 23, 2002, by and among Axtive, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Global Capital Funding Group, L.P., Paul Morris, Jack Brown, Alex Rankin, U.S. Technology Investors, Inc. and Rex Jobe (incorporated by reference as Exhibit 4.12 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.10	Form of Restated Warrant to Purchase Common Stock of Axtive Corporation, dated as of May 23, 2003, as issued to 2002 purchasers of Series A Preferred Stock (incorporated by reference as Exhibit 4.13 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.11	Subscription Agreement, dated May 22, 2003, by and between Axtive and Graham C. Beachum III (incorporated by reference to Exhibit 4 the Schedule 13D dated May 23, 2003 and filed by G.C. Beachum III with the SEC on June 5, 2003).

4.12	Subscription and Securities Purchase Agreement, dated as of December 15, 2003, by and among Axtive Corporation, the Reporting Person, Jack E. Brown, Paul Morris, U.S. Technology Investors, LLC, GCA Strategic Investment Fund Limited, and Agincourt, L.P. (incorporated by reference to Exhibit 7 to the Schedule 13D dated February 26, 2004 and filed by G.C. Beachum III with the SEC on March 3, 2004).

4.13	Form of Warrant to Purchase Common Stock of Axtive Corporation, as issued to purchasers of 12% Promissory Notes pursuant to December 15, 2003 Subscription and Securities Purchase Agreement (filed herewith).

4.14	Subscription and Securities Purchase Agreement, dated as of February 26, 2004, by and among Axtive Corporation, the Reporting Person, B/K Venture Capital, LLP, Sandera Partners, L.P., W. Robert Dyer, Jr., Jack E. Brown, Paul Morris, U.S. Technology Investors, LLC, GCA Strategic Investment Fund Limited, and Agincourt, L.P. (incorporated by reference to Exhibit 7 to the Schedule 13D dated February 26, 2004 and filed by G.C. Beachum III with the SEC on March 3, 2004).

4.15	Registration Rights Agreement, dated as February 26, 2004, by and among Axtive Corporation, the Reporting Person, B/K Venture Capital, LLP, Sandera Partners, L.P., W. Robert Dyer, Jr., Jack E. Brown, Paul Morris, U.S. Technology Investors, LLC, GCA Strategic Investment Fund Limited, and Agincourt, L.P. (filed herewith).

*10.1	Amended and Restated 1996 Stock Option Plan (incorporated by reference to our 1996 definitive Proxy Statement filed on April 7, 1997).

*10.2	2002 Stock Incentive Plan, adopted effective June 25, 2002 (incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 and filed with the SEC on August 19, 2002).

*10.3	Amendment No. 1 to 2002 Stock Incentive Plan, dated effective as of May 23, 2003 (incorporated by reference as Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

*10.4	Employment Agreement, dated as of January 2, 2001, between Edge and Graham C. Beachum II (incorporated by reference as Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

*10.5	Employment Agreement, dated as of January 2, 2001, between Edge and Graham C. Beachum III (incorporated by reference as Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

*10.6	Employment letter, dated May 9, 2003, between Axtive and Stanley D. Strifler (filed herewith).

10.7	Management Services Agreement, dated as of February 14, 2003, by and between Axtive and Demand Aggregation Solutions, LLC (incorporated by reference to Exhibit 1 the Schedule 13D dated May 23, 2003 and filed by Demand Aggregation Systems, LLC with the SEC on June 20, 2003).

2

Exhibit No.	Description

10.8	Agreement and Plan of Merger, dated April 8, 2002, among Edge, Visionary Acquisition Corp., The Visionary Group, Inc. and The Visionary Group Shareholders (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 16, 2002).

10.9	Agreement and Plan of Merger, dated April 11, 2002, among Edge Technology Group, Inc., Media Resolutions Acquisition Corp., Media Resolutions, Incorporated and Media Resolutions Shareholders (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 16, 2002).

10.10	Agreement and Plan of Merger, dated May 30, 2002, among Edge Technology Group, Inc., VT Acquisition Corp., Virtually There, Inc. and the shareholders of Virtually There, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2002 and filed with the SEC on June 14, 2002).

10.11	Asset Purchase Agreement, dated as of May 31, 2002, by and among Universal Data Technology, Inc., its Shareholders, Edge Technology Group, Inc. and UDT Consulting, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 30, 2002 and filed with the SEC on June 14, 2002).

10.12	Agreement and Plan of Merger by and among Axtive Corporation, Axtive Acquisition Corp., ThinkSpark Corporation and Kerry Osborne dated as of May 23, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2003 and filed with the SEC on June 9, 2003).

10.13	Assignment and Assumption Agreement, dated as of May 27, 2003, among ThinkSpark Corporation, ThinkSpark, L.P., Axtive and Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

10.14	Term Loan Agreement, dated as of May 27, 2003, between Axtive and Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

10.15	Debt Exchange Agreement, dated as of May 27, 2003, by and among ThinkSpark Corporation, Axtive and Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

10.16	Warrant to Purchase Common Stock of Axtive Corporation, dated May 27, 2003, and issued to Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003

10.17	Bill of Sale and Asset Purchase Agreement, dated as of June 21, 2002, by and between Axtive Software Corporation and Edge (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and filed with the SEC on August 19, 2002).

10.18	Factoring and Security Agreement, dated June 24, 2002, between UDT Consulting, Inc., and Landry Marks Partners, LP (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-QSB for the quarterly period ended June 30, 2002 and filed with the SEC on August 19, 2002).

10.19	Factoring and Security Agreement, dated August 7, 2003, between ThinkSpark L.P., and Landry Marks Partners, LP (filed herewith).

10.20	Letter of Agreement, dated August 18, 2003, among ThinkSpark Corporation, ThinkSpark, L.P., Landry Marks Partners, LP and Merrill Lynch Business Financial Services, Inc. (filed herewith).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K dated August 8, 2003 and filed with the SEC on August 14, 2003).

3

Exhibit No.	Description

21.1	Subsidiaries of Axtive (filed herewith).

31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer’s and Principal Financial Officer’s Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan or arrangement.

4