Form 10QSB
period 2004-03-31
AXTIVE CORP
filed 2004-05-13
CIK 1015172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 12, 2004, the issuer had 38,950,420 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

AXTIVE CORPORATION and SUBSIDIARIES

AXTIVE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2004
		(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$146,055	$189,423
Accounts receivable, net of allowance for doubtful accounts of $149,325 and $151,205 at December 31, 2003 and March 31, 2004, respectively	1,816,278	1,766,219
Other current assets	225,128	121,262

Total current assets	2,187,461	2,076,904

NON-CURRENT ASSETS
Property and equipment, net	471,697	398,476
Goodwill	3,579,608	3,579,608
Intangible assets, net	3,097,515	2,795,026
Other assets	36,168	35,049

TOTAL ASSETS	$9,372,449	$8,885,063

CURRENT LIABILITIES
Accounts payable	$1,982,803	$1,414,299
Accrued expenses	575,745	574,088
Short-term notes payable	100,000	100,000
Short-term notes payable - related parties, net of debt discount of $108,794 and $0 at December 31, 2003 and March 31, 2004, respectively	607,491	9,984
Current portion - long-term debt	4,883,646	4,790,735
Current portion - settlement notes payable	1,006,199	846,236
Lease termination liability	236,650	122,336
Other current liabilities	608,110	465,667

Total current liabilities	10,000,644	8,323,345
NON-CURRENT LIABILITIES
Settlement notes payable, less current portion	173,359	109,159
Other liabilities	53,735	7,171

Total non-current liabilities	227,094	116,330

TOTAL LIABILITIES	10,227,738	8,439,675

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY / (DEFICIT)
Series A convertible preferred stock, $.01 par value, 5,000,000 shares authorized, 6,825 issued and outstanding at December 31, 2003, net of discount; liquidation preference of $6,825,000, and none issued and outstanding at March 31, 2004	5,871,440	—
Common stock, $.01 par value, 100,000,000 shares authorized, 2,195,688 issued at December 31, 2003 and 37,568,607 issued at March 31, 2004	21,957	375,686
Additional paid in capital	43,063,909	54,120,545
Treasury shares (32,589 shares)	(326)	(326)
Accumulated deficit	(49,417,132)	(53,525,575)
Management fees receivable and advances due from stockholder	(395,137)	(524,942)

TOTAL STOCKHOLDERS’ EQUITY / (DEFICIT)	(855,289)	445,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY /(DEFICIT)	$9,372,449	$8,885,063

The accompanying notes are an integral part of these consolidated financial statements.

AXTIVE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2004
Net revenues	$986,284	$2,309,245
Cost of revenues	(442,409)	(1,263,670)

Gross profit	543,875	1,045,575

Operating expenses
General and administrative	920,939	1,278,823
Bad debt expense	275	1,880
Depreciation and amortization	61,098	367,848

Total operating expenses	982,312	1,648,551

Operating loss	(438,437)	(602,976)

Other income (expense)
Interest expense	(20,514)	(765,969)
Loss on extinguishment of debt	—	(2,813,241)
Gain on sale of property and equipment	—	24,367
Management fees, related party	40,000	60,000
Other income (expense), net	(1,331)	(10,624)

Total other income (expense), net	18,155	(3,505,467)

Net loss	(420,282)	(4,108,443)
Provision for preferred stock dividends	(88,504)	(91,197)
Amortization of discount on preferred stock	(95,934)	—
Gain on payment of preferred stock dividends with common stock	—	353,985

Net loss attributed to common stockholders	$(604,720)	$(3,845,655)

Net loss per share attributed to common stockholders, basic and diluted	$(0.32)	$(0.27)

Weighted average common shares outstanding, basic and diluted	1,903,963	14,284,981

The accompanying notes are an integral part of these consolidated financial statements.

AXTIVE CORPORATION and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(403,167)	$(820,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,146)	(4,403)
Proceeds from sale of property and equipment	—	36,632
Advances to affiliated company	—	(129,805)

Net cash used in investing activities	(3,146)	(97,576)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	—	1,260,990
Payments on long-term debt	—	(92,911)
Proceeds from related party debt	—	389,649
Payment on related party debt	—	(293,736)
Repayment of settlement notes	—	(259,955)
Principal payments under capital leases	—	(42,724)

Net cash provided by financing activities	—	961,313

NET CHANGE IN CASH AND CASH EQUIVALENTS	(406,313)	43,368
Cash and cash equivalents, beginning of period	444,275	146,055

Cash and cash equivalents, end of period	$37,962	$189,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$20,070	$74,791

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Related party notes settled through the issuance of common stock	$—	$802,214
Conversion of preferred stock and related warrants to common stock	$—	$5,871,440
Amortization of preferred stock beneficial conversion feature	$95,934	$—
Fair value of warrants issued in connection with debt financing	$—	$583,960
Fair value of common stock issued as settlement of related party notes and warrants	$—	$5,999,683
Fair value of note warrants exchanged for common stock	$—	$2,305,886

The accompanying notes are an integral part of these consolidated financial statements.

AXTIVE CORPORATION and SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In this Quarterly Report on Form 10-QSB, we will refer to Axtive Corporation, a Delaware corporation, as “Axtive,” “Company,” “we,” “us” and “our.” Axtive is a publicly traded company (OTC: AXTC.OB). On December 23, 2003, the Company effected a 1-for-10 reverse share split of all its common stock. Unless otherwise indicated in this report, all share numbers reflect the 1-for-10 reverse share split for all periods presented.

Our business model is to acquire technology companies that deliver software products and related professional services to middle-market companies. We currently offer products and services that improve the utilization of business information for middle-market companies within the United States. Our acquisitions have included ThinkSpark Corporation, a professional services firm specializing in the installation and integration of technology solutions from Oracle Corporation; VirtuallyThere, Inc., a web services firm; UDT Consulting, Inc., a professional services firm specializing in the installation, integration and application of software solutions from IBM, Informix and Microsoft; and Media Resolutions, Incorporated, an application and managed hosting services provider.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the interim dates are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 2004. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (“Annual Report”).

As disclosed in the Annual Report, the Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company’s stock over the exercise price. Under APB Opinion No. 25, if the exercise price of an employee’s stock option equals or exceeds the fair market value of the Company’s stock on the date of grant, no compensation expense is recognized. The Company did not record compensation expense related to the issuance of stock options during the three months ended March 31, 2003 and 2004. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure and amendment of FASB Statement No. 123,” net loss and loss per share would have been increased as indicated below:

	For the Three Months Ended March 31,
	2003	2004
Net loss attributed to common stockholders
As reported	$(604,720)	$(3,845,655)
Stock-based employee compensation expense deteremined under the fair value based method	(606,023)	(577,788)

Pro forma	$(1,210,743)	$(4,423,443)

Basic and diluted loss per share
As reported	$(0.32)	$(0.27)
Pro forma	$(0.60)	$(0.31)

2. UNCERTAINTY OF PROPOSED PLAN OF OPERATION

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $53.5 million at March 31, 2004. Of this amount, approximately $33.5 million had accumulated through March 31, 2001, and is attributable to the Company’s former One-on-One golf video business. An additional approximately $6.2 million reflects impairment charges and bad debts stemming from investments and loans made prior to the Company’s creation of its current business plan. Additional amounts totaling approximately $900,000 and $1.3 million reflect impairment charges related to goodwill and intangibles recorded in 2002 and 2003, respectively, and loss on debt extinguishment of $2.9 million related to the conversion of notes and related note warrants to common stock recorded in 2004.

We believe we will continue to incur losses until we are able to generate sufficient revenues to offset the operating costs associated with executing our current business plan. These losses could limit our ability to raise new funds and could ultimately jeopardize our ability to remain in business.

Our business strategy is focused upon making additional acquisitions of technology companies. To be suitable for acquisition by us, these companies must be small enough to be affordable yet profitable. Acquisition candidates may be few in number and may attract offers from companies with greater financial resources than us. Acquisitions involve numerous risks, including, among others, loss of key personnel of the acquired company, difficulties associated with assimilating the personnel and operations of the acquired company, potential disruption of our ongoing business and the maintenance of uniform standards, controls, procedures and policies. While we believe our past acquisitions are compatible with our business plan, we have not experienced success with all our past acquisitions. Our acquisition strategy has been adversely affected by our continuing need for additional financing, which limits our ability to identify and complete acquisitions. We can provide no assurance that we will be able to locate other suitable acquisition targets or that we will be able to complete additional acquisitions. Our business plan will succeed only if we are able to identify, acquire and manage additional acquisitions. There can be no assurance that we will be able to implement our business plan, and failure to effectively implement our business plan will have a material adverse effect on us.

Our current financial condition will not allow us to finance additional acquisitions independently. We can offer no assurance that Axtive will be able to obtain additional financing on acceptable terms or at all. If we cannot obtain additional financing, we will not be able to complete any future acquisitions and will consequently not be able to successfully implement our business plan.

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

Acquisition of Virtually There, Inc.

In May 2002, we acquired Virtually There, Inc., an ASP and website hosting company located in Fort Worth, Texas.

In July 2003, the Company announced the formation of ThinkSpark Web Services and Solutions, a business unit that combines the operations of its Media Resolutions, Inc. and Virtually There, Inc. subsidiaries.

Acquisition of Universal Data Technology, Inc.

On May 31, 2002, our newly created and wholly owned subsidiary, UDT Consulting, Inc., acquired the assets of Universal Data Technology, Inc., an IT Professional Services practice headquartered in Dallas, Texas with additional operations in Arkansas and Florida. In December 2003, the remaining operations of UDT Consulting, Inc. were consolidated under ThinkSpark Corporation, another of the Company’s subsidiaries.

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

Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions discussed above had occurred at January 1, 2003:

For the Three Months Ended March 31, 2003

Revenues	$3,907,685
Net loss attributed to common stockholders	$(1,168,692)
Net loss per share attributed to common stockholders, basic and diluted	$(0.58)
Weighted average shares outstanding, basic and diluted	2,025,878

4. RELATED PARTY TRANSACTIONS

Management Fees

In December 2000, we entered into a management agreement with PurchasePooling Solutions, Inc., (“PurchasePooling”) in which PurchasePooling paid us a management fee ranging from $15,000 to $30,000 per month in return for the services provided by our President and other Axtive employees. We recognized $50,000 in management fees from PurchasePooling during the three months ended March 31, 2003. Of such amount, $10,000 is reflected as a reduction of management salaries and included in “General and administrative” expenses, with the balance reflected as “Management fees, related party” in the accompanying consolidated statements of operations for the three months ended March 31, 2003.

In October 2001, we participated in the amount of $400,000 in a syndicated loan to PurchasePooling in the total amount of $1,600,000. The loan was considered impaired and written off by the Company during 2001. In February 2003, the lenders to PurchasePooling (including Axtive) declared the loan to PurchasePooling in default and foreclosed upon the assets of the company. The previous lenders formed a new entity, Demand Aggregation Solutions, LLC (“DAS”), to hold the assets, and Axtive, under a management agreement, has agreed to manage the affairs of DAS in exchange for a management fee of $25,000 per month, which began in May 2003. We recognized $75,000 in management fees from DAS during the three months ended March 31, 2004. Of such amount, $15,000 is reflected as a reduction of management salaries and included in “General and administrative” expenses, with the balance reflected as “Management fees, related party” in the accompanying consolidated statements of operations for the three months ended March 31, 2004. Stemming from Axtive’s participation in the loan, the Company has a 25% membership interest in DAS that is subject to forfeiture if Axtive breaches its obligations under the management agreement. As this interest was previously written down to zero, the 25% membership interest has no carrying value. Additionally, the management agreement with DAS obligates Axtive to advance DAS for working capital needs at a rate not exceeding, on average, $50,000 per month up to a maximum of $1.2 million over the three-year life of the agreement. At such time as DAS’s cash flow permits, DAS will reimburse the Company for all outstanding advances. Axtive has a receivable, related to these advances, from DAS of approximately $525,000 which is reflected as “Management fees receivable and advances due from stockholder” in the accompanying consolidated balance sheet at March 31, 2004, as the ultimate collection of these advances are dependent on DAS’s ability to begin producing cash flow sufficient to repay these amounts. In addition, at March 31, 2004, the Company has trade receivables of $225,000 from DAS for consulting services provided. The controlling members of DAS beneficially own approximately 42.6% of the Company’s outstanding common stock at March 31, 2004.

Short-term Notes Payable

As of March 31, 2004, the Company has recorded approximately $10,000 in short-term notes due to certain of its stockholders, which represents interest due on various notes that were settled through the issuance of common stock as part of the February 2004 common stock offering as discussed in Note 9 “Financing Transactions.”

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

Education revenues include amounts billed for providing training seminars at Company-owned and third-party facilities. Revenues from Company-organized courses are reported on a gross basis. Revenues from training courses conducted for Oracle Corporation are recorded on a net basis, as the Company receives a percentage of the amounts billed to participants. Cost of revenues for education revenues includes salaries, benefits, and other direct expenses related to providing education services. Education revenues totaled less than 10% of total revenues for the three months ended March 31, 2003 and 2004.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, we adopted SFAS No, 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. In accordance with SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS No. 142, the Company performed an annual impairment test of goodwill in the third quarter of 2002, and had valuation reports prepared by a third party to assist us in our annual impairment tests of goodwill in the third and fourth quarters of 2003. Due to an overall decline in business, of approximately $906,000 of goodwill recorded in the acquisition of The Visionary Group, $600,000 was written off in September 2002, and the balance was written off in December 2002; of approximately $477,000 of goodwill recorded in the acquisition of Media Resolutions, Inc., $119,000 was written off in September 2003; and of approximately $1.05 million of goodwill recorded in the acquisition of Universal Data Technology, Inc., $100,000 was written off in September 2003, and the balance was written off in December 2003. Additionally, the intangible asset recorded for the Axtive trademark was written off in December 2003. No other event or circumstances have occurred that would indicate the remaining intangibles are impaired.

Intangible assets consist of the following as of March 31, 2004:

	2004
	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements	$911,040	$432,282
Oracle partnership	661,792	275,747
Government contracts acquired	2,316,270	386,047

Total	$3,889,102	$1,094,076

Intangible assets not subject to amortization:
Goodwill	$3,579,608	$—

Amortization expense related to the intangible assets totaled $21,225 and $302,489 for the three months ended March 31, 2003 and 2004, respectively. Following is the aggregate estimated amortization expense for intangible assets remaining for the periods ending December 31:

2004	$873,387
2005	765,474
2006	489,738
2007	473,406
2008	193,021

Total	$2,795,026

8. LOSS PER SHARE

Basic loss per share is calculated by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.

For the three months ended March 31, 2003, due to our net losses, all shares of our common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants, and for the three months ended March 31, 2004, all shares of our common stock issuable upon the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive. The aggregate number of potentially dilutive instruments including convertible preferred stock, warrants and options excluded from the loss per share calculation for the three months ended March 31, 2003 and 2004 are 1,233,251, and 2,294,984, respectively.

9. FINANCING TRANSACTIONS

12% Promissory Notes

In a private notes offering, on December 15, 2003, we issued G.C. “Scooter” Beachum a 12% promissory note in the amount of $13,441 and issued a warrant to purchase 67,205 shares of common stock at a per share price of $1.10. The 12% promissory note had a December 15, 2004 maturity date and was secured by the Company’s assets, including stock of its subsidiaries and other equity investments. Interest on the note was payable quarterly, in arrears, on the last day of March, June, September and December of each year until the maturity date, commencing March 31, 2004. The warrant was valued at $11,521 using the Black-Scholes model and was recorded as a debt discount. The debt discount was amortized to interest expense over the term of the note. The note was funded with the proceeds from the repayment of the principal amount plus accrued and unpaid interest of a previous short-term loan. The Company received no additional funds as a result of this transaction. As part of a private common stock offering by the Company in February 2004, discussed below, the note (based on the outstanding principal balance) and the related warrant were converted into 174,854 shares of the Company’s common stock. The fair market value of the common stock issued in the conversion of this note was $99,666. The value of the warrant, using the Black-Scholes model, on the conversion date was $38,306. As the fair market value of the common stock issued was greater than the amount owed under the note plus the value of the warrant, a loss on extinguishment of debt was recorded for the difference, which totaled $47,919. Upon settlement of this liability, the unamortized debt discount related to the note totaling $9,223 was charged to interest expense.

On December 15, 2003, as part of the same private notes offering, we issued three of the Company’s investors, US Technology Investors LLC, Paul Morris and Jack E. Brown 12% promissory notes in the amounts of $43,900, $20,000 and $56,410, respectively and issued warrants to purchase 219,500, 100,000 and 282,050, respectively, shares of common stock at a per share price of $1.10. The 12% promissory notes and the warrants had the same terms as described above, including security for the notes. The warrants were valued at $35,120, $16,000 and $46,154, respectively, using the Black-Scholes model and were recorded as a debt discount. The debt discount was amortized to interest expense over the term of the note. The proceeds from the issuance of the notes were used for working capital. As part of the February 2004 common stock offering, these notes (based on the outstanding principal balances) and the related warrants were converted into 1,565,099 shares of the Company’s common stock. The fair market value of the common stock issued in the conversion of these notes was $943,505. The value of the warrants, using the Black-Scholes model, on the conversion date was $362,634. As the fair market value of the common stock issued was greater than the amount owed under the notes plus the value of the warrants, a loss on extinguishment of debt was recorded for the difference, which totaled $460,561. Upon settlement of this liability, the unamortized debt discount related to the notes totaling $78,266 was charged to interest expense.

On January 15, 2004, as part of the private notes offering begun in December 2003, we issued GCA Strategic Investment Fund Limited a 12% promissory note in the amount of $668,463 and issued a warrant to purchase 3,342,315 shares of common stock at a per share price of $1.10. The 12% promissory note and the warrant had the same terms as described above, including security for the notes. The warrant was valued at $557,971 using the Black-Scholes model and was recorded as a debt discount. The debt discount was amortized to interest expense over the term of the note. The Company received a cash payment of $200,000, with the balance of the note funded with the proceeds from the repayment of the principal amount plus accrued and unpaid interest of previous short-term loans. The proceeds from the issuance of the notes were used for working capital. As part of the February 2004 common stock offering, the note (based on the outstanding principal balance) and the related warrant was converted into 8,695,951 shares of the Company’s common stock. The fair market value of the common stock issued in the conversion of this note was $4,956,692. The value of the warrant, using the Black-Scholes model, on the conversion date was $1,904,946. As the fair market value of the common stock issued was greater than the amount owed under the note plus the value of the warrant, a loss on extinguishment of debt was recorded for the difference, which totaled $2,383,283. Upon settlement of this liability, the unamortized debt discount related to the note totaling $493,942 was charged to interest expense.

On January 19, 2004, as part of the private notes offering begun in December 2003, we issued Agincourt, L.P. a 12% promissory note in the amount of $49,615 and issued a warrant to purchase 248,075 shares of common stock at a per share price of $1.10. The 12% promissory note and the warrant had the same terms as described above, including security for the notes. The warrant was valued at $25,989 using the Black-Scholes model and was recorded as a debt discount. The debt discount was amortized to interest expense over the term of the note. The proceeds from the issuance of the note were used for working capital. As part of the February 2004 common stock offering, in lieu of conversion, the note was repaid and the related warrant was forfeited. As of March 31, 2004, all principal and interest amounts due on the note had been paid in full. Upon repayment of the note in full, the unamortized debt discount related to the note totaling $23,290 was charged to interest expense.

Short-term Advance

On February 20, 2004, Agincourt, L.P made a short-term advance to the Company in the amount of $126,523. The advance, which was used for working capital and general corporate purposes, was repaid in full on February 26, 2004.

Private Placement of Common Stock

On February 26, 2004, we issued 23,459,087 shares of our common stock in a private offering to existing investors at $0.07687 per share. We received cash proceeds of $1.05 million and $750,000 as consideration related to the conversion of the promissory notes, and related warrants, owed by Axtive to certain of its stockholders. Of the cash proceeds, after paying legal expenses related to the offering, we used $167,000 to repay short-term notes and a 12% promissory note issued to one of our investors, $456,000 to satisfy past due liabilities and $296,000 to settle judgments and promissory notes from prior acquisitions. The balance was used for working capital and general corporate purposes. These purchasers have demand registration rights beginning in February 2005, as well as incidental registration rights, with respect to the shares of common stock issued.

Additionally on February 26, 2004, the holders of the Series A Preferred Stock elected to convert all of their outstanding shares into common stock. In accordance with the terms of the Series A Preferred, the conversion price was $1.00 per share. In addition, the Board declared the cumulative dividends on the Series A Preferred that had accumulated through February 26, 2004 totaling $823,221. The dividends were also paid through the issuance of common stock at the same rate that the Series A Preferred converted into common stock. Thus, 6,825,000 shares of common stock were issued for the conversion of 6,825 shares of Series A Preferred and 823,221 shares of common stock were issued as payment of the preferred dividends for the total number of shares issued to the holders of the Series A Preferred of 7,648,221. Concurrent with this conversion, the preferred stockholders agreed to waive and terminate all warrants issued in conjunction with their previous purchases of Series A Preferred Stock.

On March 5, 2004, as part of the February 2004 private offering, we issued 571,090 of our common stock at $0.07687 per share to one of our stockholders in consideration of the conversion of a promissory note totaling $43,900, and a related warrant.

On March 26, 2004, as part of the February 2004 private offering, we issued an additional 3,694,521 shares of our common stock at $0.07687 per share. We received additional cash proceeds of $284,000, all of which was used for working capital and general corporate purposes.

Subsequent Event

On April 26, 2004, as part of the February 2004 private offering, we issued an additional 1,458,620 shares of our common stock at $0.07687 per share. We received additional cash proceeds of $112,000, all of which has or will be used for working capital and general corporate purposes.

As part of the February 2004 private offering, two of the purchasers agreed to purchase an aggregate of 10,192,323 additional shares of common stock for cash totaling approximately $783,000. The additional purchases are scheduled to occur monthly, in varying amounts, from May 2004 to November 2004.

Dividends in Arrears

As part of the February 2004 private offering, the total of dividends in arrears at February 26, 2004 of $823,221 was converted into shares of common stock. The common shares were valued at $469,236 using the fair market value on the date of conversion. The gain on the payment of preferred stock dividends with common stock totals $353,985 and is included in “Net loss attributed to common stockholders” on the accompanying consolidated statements of operations. Undeclared dividends for the three months ended March 31, 2004, calculated through February 26, 2004, on the preferred shares as of that date totaled $91,197 and are reflected in the computation of net loss attributable to common stockholders in the accompanying consolidated statements of operations.

10. ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	December 31, 2003	March 31, 2004
Professional fees	$65,938	$35,092
Interest	59,391	57,815
Salaries, bonuses and benefits	376,080	432,855
Other	74,336	48,326

	$575,745	$574,088

11. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows:

	December 31, 2003	March 31, 2004
Current portion of capital lease obligations	$12,913	$8,900
Judgments	382,380	342,380
Amounts due on receivables sold	11,232	—
Customer deposits	65,496	50,633
Deferred revenue	83,588	58,750
Other	52,501	5,004

	$608,110	$465,667

12. LONG-TERM DEBT AND SETTLEMENT NOTES PAYABLE

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

At March 31, 2004, the Company was not in compliance with certain performance covenants. Under the terms of the Merrill Lynch debt, in the event of a default, Merrill Lynch has the right to accelerate the maturity of the debt, whereupon all outstanding principal, interest and premiums on the note immediately become due and payable. As such, the entire $4.8 million remaining due was classified as a current liability at March 31, 2004 and is included in “Current portion – long-term debt” in the accompanying consolidated balance sheets.

Also concurrent with the ThinkSpark acquisition, the Company entered into various other settlement agreements with former landlords, customers, and employees of ThinkSpark. Of these settlements, $1.17 million bear interest at rates of 6% and are due and payable within six months to twenty-four months of execution, and $395,000 bear no interest and are due and payable within twelve months of execution. As of March 31, 2004, the balance remaining due and outstanding is $955,000, and is classified as “Settlement notes payable” in the accompanying consolidated balance sheets.

13. LEASE TERMINATION LIABILITY

During 2002, ThinkSpark closed certain offices that had existing lease obligations. The Company has estimated the liability associated with terminating these leases prior to their respective maturity dates. As of March 31, 2004, all but two of the lease terminations have been settled. The estimated liability related to these two obligations that has been recorded by the Company totaled approximately $122,000 and is included in “Lease termination liability” in the accompanying consolidated balance sheets. This estimate is based on signed releases, if applicable, or management’s expected liability based on ongoing negotiations. The Company is involved in litigation related to unpaid rent on both of these facilities, however management believes that the Company will be able to settle these claims and that the ultimate remaining liability will approximate $122,000.

14. LEGAL PROCEEDINGS

Proceedings Against ThinkSpark

In 2002, a former customer obtained a final judgment against ThinkSpark. The former customer filed a collection suit against ThinkSpark with respect to the judgment in the amount of $940,000, including attorneys’ fees. The former customer also filed a lawsuit against certain of ThinkSpark’s then directors and stockholders with respect to alleged improper repurchases of stock from certain stockholders. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a settlement agreement with the former customer. ThinkSpark agreed to make a cash payment of $18,000 to the former customer and issue a promissory note for $150,000. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 12 months. In exchange, the former customer agreed not to seek to enforce the judgment, to dismiss with prejudice the separate lawsuit, and upon payment in full of the promissory note, to fully release ThinkSpark and the individual defendants from all claims. As of March 31, 2004, the balance remaining due and outstanding is $64,000, including past due payments of $38,000, and is included in “Current portion – settlement notes payable” in the accompanying consolidated balance sheets.

In October 2002, a former employee and shareholder filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the former employee. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the former employee a promissory note in the amount of $169,000, a portion of which represented the merger consideration payable to the former employee and shareholder. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The former employee agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants. As of March 31, 2004, the balance remaining due and outstanding is $133,000, including past due payments of $56,000, and is included in “Current portion – settlement notes payable” in the accompanying consolidated balance sheets. As no payments have been made on the promissory note since October 2003, the former employee attempted to seek a default judgment against the former ThinkSpark directors and stockholders on the lawsuit, which was avoided as a result of answers filed by those employees. ThinkSpark is currently negotiating with the former employee to restructure the settlement obligations and bring them current; however, we can provide no assurance that we will be successful in restructuring the settlement or bring our settlement obligations current.

In January 2001, ThinkSpark Limited, a United Kingdom subsidiary of ThinkSpark, entered into a lease for office space in London for a 15-year term. ThinkSpark was required to be a surety on this lease agreement. In October 2002, ThinkSpark Limited ceased operations in the United Kingdom and consequently breached the lease agreement. ThinkSpark Limited is now in liquidation. The landlord filed suit against ThinkSpark in the United Kingdom. In May 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, Axtive executed a promissory note in favor of the landlord for $200,000. The promissory note bears interest at 6% per year and is payable over 12 months. As of March 31, 2004, the balance remaining due and outstanding is $17,000 and is included in “Current portion—settlement notes payable” in the accompanying consolidated balance sheets. Axtive issued 121,915 restricted shares of our common stock to the landlord as security for the promissory note. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. In October 2003 and April 2004, 32,589 shares and 44,218 shares, respectively, were returned to the Company and are held by us as treasury stock. Assuming the balance of the promissory note is paid in full pursuant to its terms, all remaining shares will be returned and held as treasury stock. If there is a default on the promissory note, the landlord has the right to keep all or part of the shares to satisfy any remaining obligation. As of March 31, 2004, 89,326 shares have been treated as outstanding in the accompanying financial statements and were recorded at par value with an offset to additional paid in capital.

In December 2003, ThinkSpark received notification of a demand for arbitration based on failure to pay for services rendered under a subcontract agreement and for failure to make payments after entering into a $235,000 promissory note in November 2003 with said subcontractor for a portion of the unpaid services. The amount sought is $304,000 plus interest and attorneys’ fees and costs. In April 2004, ThinkSpark entered into a settlement and escrow agreement with the subcontractor and the original contracting party whereby ThinkSpark agreed to escrow $75,000 and the original contracting party agreed to escrow $100,000. Upon fulfillment of certain requirements the escrowed balance was to be paid to the subcontractor and all parties were to be released from any further liabilities. As of March 31, 2004, the entire $235,000 promissory note remains outstanding and is included in “Current portion - settlement notes payable” in the accompanying consolidated balance sheets with an additional liability of approximately $26,500 included in “Accounts payable” in the accompanying consolidated balance sheets, offset by a receivable due from the original contracting party of approximately $181,000 included in “Accounts receivable” in the accompanying consolidated balance sheets. Subsequent to March 31, 2004, all parties fulfilled their obligations under the settlement and escrow agreement, all funds were distributed, and all liabilities were satisfied.

ThinkSpark was sued in state court in Cuyahoga County, Ohio, for breach of a November 1998 lease agreement for office space in Cleveland, Ohio, which has been vacated by ThinkSpark. The landlord obtained a judgment in March 2003 for approximately $203,000 plus 10% per year until paid and all costs, including collection costs. The landlord has sought to domesticate the judgment in state court in Texas and ThinkSpark has been served with post-judgment discovery. ThinkSpark is in discussions with the landlord to settle the judgment; however, we can give no assurance that ThinkSpark will be able to enter into a settlement. Management’s estimate of the potential liability has been recorded at $50,000 and is included in the accompanying consolidated balance sheets as “Lease termination liability” at March 31, 2004.

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

Other Legal Proceedings

The Company is involved in other legal proceedings arising in the ordinary course of business and has two judgments totaling approximately $36,000 pending against it. As of March 31, 2004, the judgments are recorded in “Other liabilities” on the accompanying consolidated balance sheets. We are in negotiations to reduce amounts payable under the two judgments. We do not expect the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows of the Company as a whole. However, depending on the amount and timing, an unfavorable outcome of any such matters could possibly materially affect our future results of operations or cash flow in any particular period.

Axtive and its subsidiaries are involved in other legal proceedings arising in the ordinary course of business. We believe that none of these other legal proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included as Item 1 of this report. This document contains “forward-looking statements” relating to future events or our future financial performance within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and which are intended to be covered by the safe harbors created thereby. These forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements include, without limitation, statements regarding our future capital requirements and our ability to satisfy our capital needs, statements regarding our recent acquisitions, statements regarding our ability to implement our plans to acquire additional companies, and other statements which speak to projections of future conditions or our anticipated performance which contain the words “anticipate”, “believe,” “expect” and words or phrases of similar import, as they relate to us or our management. You should be aware that these “forward-looking” statements are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the ability to adopt and successfully execute a revised business plan, respond to future business opportunities, and overcome numerous other risks and difficulties generally experienced by early stage business models, including, but not limited to, those factors set forth under the heading “RISK FACTORS” in the Annual Report on Form 10-KSB for our year ended December 31, 2003. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. We expressly undertake no obligation to update these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

GENERAL

Axtive’s business model is to acquire technology companies that deliver software products and related professional services to middle-market companies. We currently offer products and services that improve the utilization of business information for middle-market companies within the United States. We expect that current and prospective customers will benefit from integrated business application solutions that are delivered through portal technology or as traditional licensed products. Our acquisitions target companies with existing strategic relationships with Oracle, IBM or Microsoft that will allow us to take advantage of partnership opportunities available only to those select parties. The technology companies targeted for acquisition are those that operate within the following business sectors and operating business units: (1) Information Technology (“IT”) Professional Services; (2) Business Application Software (“BAS”) comprised of six product groups; and (3) Application Services and Management.

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

OUR ONGOING PLAN

Our plan of operation for the upcoming months calls for the following:

•	Operation of the businesses Axtive has acquired to date;

•	Additional fundraising activities to continue our acquisition strategy and fund operational requirements; and

•	Additional acquisitions to fill in Axtive’s end-to-end (“E2E”) offering of business application software products and professional services to meet the needs of middle-market companies.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Net Revenues. Revenues increased $1.3 million to $2.3 million for the three months ended March 31, 2004 from $1.0 million for the three months ended March 31, 2003. This increase includes $2.0 million generated by ThinkSpark, offset by a decrease in revenue of $700,000 from the companies acquired in 2002. We anticipate the decline in revenue to continue in following quarters due to a loss of one major customer and a significant reduction in the scope of work for another major customer, both as of April 2004. Gross margins across all businesses averaged 45.3% during the first three months of 2004 as compared to 55.1% during the first three months of 2003. This decline is primarily due to the revenue associated with the large volume of government contracts, which yield lower margins, since the acquisition of ThinkSpark in May 2003.

General and Administrative Expenses. General and administrative expenses increased $357,900, or 38.9% to $1.3 million for the three months ended March 31, 2004 from $920,900 for the three months ended March 31, 2003. This increase primarily includes $724,600 of general and administrative expenses for ThinkSpark, offset by a decrease of $326,700 in general and administrative expenses relating to the 2002 acquisitions primarily due to the transfer of operations of UDT to ThinkSpark, and a decrease in legal and other professional expenses of $40,000.

Depreciation and Amortization Expenses. The depreciation expense of $65,400 for the three months ended March 31, 2004 is related primarily to the property and equipment acquired through the acquisitions. The amortization expense of $302,500 relates to non-competition agreements entered into with former employees of the acquired companies and our Oracle partnership and government contracts assumed in the ThinkSpark acquisition.

Interest Expense. Interest expense increased $745,500 to $766,000 for the three months ended March 31, 2004 from $20,500 for the three months ended March 31, 2003. Interest expense for the first three months of 2003 primarily included the cost of factoring receivables by our subsidiary, UDT Consulting. Interest expense for the first three months of 2004 reflects primarily interest expense relating to the amortization of debt discounts totaling $693,000, and $73,000 of interest expense on the installment note and settlement agreements entered into as a result of the ThinkSpark acquisition.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended March 31, 2004 includes a loss of $2,891,800 related to the extinguishment of short-term notes payable totaling $802,200 and note warrants valued at $2,306,000 through the issuance of 10,435,903 shares of common stock valued at $6,000,000, offset by a $78,500 reduction in the lease termination settlements entered into as a result of the ThinkSpark acquisition.

Management Fees. Management fees for the three months ended March 31, 2004 and 2003 consist of fees we received from PurchasePooling Solutions, Inc. and Demand Aggregation Solutions, LLC (“DAS”) for services of our Chief Operating Officer and other Axtive employees to manage the day-to-day affairs of PurchasePooling and DAS. See Note 4, “Related Party Transactions,” to our consolidated financial statements included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had cash and cash equivalents of $189,400 and a working capital deficit of $6.2 million, compared to cash and cash equivalents of $146,100 and a working capital deficit of $7.8 million at December 31, 2003. During the three months ended March 31, 2004, net cash used in operating activities was $820,400, net cash used in investing activities was $97,600 and net cash provided by financing activities was $961,300, for a total increase in cash and cash equivalents for the period of $43,300. We do not maintain a bank credit facility.

At April 30, 2004, we had cash and cash equivalents of $34,000 and a working capital deficit of $6.4 million.

During 2003, the Company entered into an Assignment and Assumption Agreement to assume $5.0 million of debt of ThinkSpark outstanding with Merrill Lynch. As of March 31, 2004, the current portion outstanding is $4.8 million. The debt assumed is secured by all the assets of ThinkSpark, although Merrill Lynch has agreed to subordinate its liens on up to $1.0 million of accounts receivable of ThinkSpark under certain circumstances. The debt is also guaranteed by the remaining subsidiaries of Axtive. The debt is payable in monthly installments of $55,000 including 6% percent interest in year one, and monthly installments of $60,000, including 8% interest in year two, with the remaining balance due on June 1, 2005. At March 31, 2004, the Company was not in compliance with certain performance covenants. Under the terms of the Merrill Lynch debt, in the event of a default, Merrill Lynch has the right to accelerate the maturity of the debt, whereupon all outstanding principal, interest and premiums on the note immediately become due and payable. As such, the entire $4.8 million remaining due was classified as a current liability at March 31, 2004 and is included in “Current portion – long-term debt” in the accompanying consolidated balance sheets.

Additionally during 2003, the Company had entered into various other settlement agreements with former landlords, customers, and employees of ThinkSpark. Of these settlements, $1.17 million bear interest rates of 6% and are all due and payable within six months to twenty-four months of execution, and $395,000 bear no interest rate and are due and payable within twelve months of execution. As of March 31, 2004, the balance remaining due is $955,400, including past due payments on two settlements totaling $94,000. Of the balance remaining due at March 31, 2004, $846,200 is classified as current on the accompanying consolidated balance sheets.

During late 2003 and early 2004, in a private notes offering (see further discussion at Note 9, “Financing Transactions”), we issued 12% promissory notes totaling approximately $852,000 to several of the Company’s investors and issued warrants to purchase 4,259,145 shares of common stock at a per share price of $1.10. Of the $852,000, we received approximately $370,000 in cash with the balance funded with the proceeds from the repayment of the principal amounts plus accrued and unpaid interest of previous short-term notes. The proceeds from these notes were used for working capital and general corporate purposes. As part of a private common stock offering by the Company in February 2004 (see further discussion at Note 9, “Financing Transactions”), all but one of the 12% promissory notes totaling approximately $802,000 and the related warrants were converted into 10,435,903 shares of the Company’s common stock. The remaining note, of approximately $50,000, and all accrued and unpaid interest was paid in full in February 2004 and the related warrant was forfeited.

In February, March and April 2004, as part of the February 2004 private offering, we issued 18,747,415 shares of our common stock to several of the Company’s existing investors at $0.07687 per share. We received cash proceeds of approximately $1,441,000, all of which has or will be used for working capital and general corporate purposes.

Additionally, as part of the February 2004 private offering, the holders of the Series A Preferred Stock elected to convert all of their outstanding shares into common stock and agreed to waive and terminate all warrants issued in conjunction with their previous purchases of Series A Preferred Stock.

We expect our liquidity to remain tight throughout 2004; however, we believe our current cash reserves, cash flows created by continuing purchases in 2004 as part of the February 2004 offering, and cash flows generated by our acquired companies will be sufficient to meet our liquidity requirements through the end of 2004. While we have a level of comfort as to the projected cash flows generated by our operating companies, we are relying on projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity.

We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. There can be no assurance that future financings can be completed.

Ability to Continue as a Going Concern

Our independent accountants included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2003, contained in our most recent Annual Report on Form 10-KSB, that states that our consolidated financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and the principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Axtive in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2004, there were no changes in the Company’s internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Proceedings Against ThinkSpark

In 2002, a former customer obtained a final judgment against ThinkSpark. The former customer filed a collection suit against ThinkSpark with respect to the judgment in the amount of $940,000, including attorneys’ fees. The former customer also filed a lawsuit against certain of ThinkSpark’s then directors and stockholders with respect to alleged improper repurchases of stock from certain stockholders. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a settlement agreement with the former customer. ThinkSpark agreed to make a cash payment of $18,000 to the former customer and issue a promissory note for $150,000. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 12 months. In exchange, the former customer agreed not to seek to enforce the judgment, to dismiss with prejudice the separate lawsuit, and upon payment in full of the promissory note, to fully release ThinkSpark and the individual defendants from all claims. As of March 31, 2004, the balance remaining due and outstanding is $64,000, including past due payments of $38,000, and is included in “Current portion – settlement notes payable” in the accompanying consolidated balance sheets.

In October 2002, a former employee and shareholder filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the former employee. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the former employee a promissory note in the amount of $169,000, a portion of which represented the merger consideration payable to the former employee and shareholder. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The former employee agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants. As of March 31, 2004, the balance remaining due and outstanding is $133,000, including past due payments of $56,000, and is included in “Current portion – settlement notes payable” in the accompanying consolidated balance sheets. As no payments have been made on the promissory note since October 2003, the former employee attempted to seek a default judgment against the former ThinkSpark directors and stockholders on the lawsuit, which was avoided as a result of answers filed by those employees. ThinkSpark is currently negotiating with the former employee to restructure the settlement obligations and bring them current; however, we can provide no assurance that we will be successful in restructuring the settlement or bring our settlement obligations current.

In January 2001, ThinkSpark Limited, a United Kingdom subsidiary of ThinkSpark, entered into a lease for office space in London for a 15-year term. ThinkSpark was required to be a surety on this lease agreement. In October 2002, ThinkSpark Limited ceased operations in the United Kingdom and consequently breached the lease agreement. ThinkSpark Limited is now in liquidation. The landlord filed suit against ThinkSpark in the United Kingdom. In May 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, Axtive executed a promissory note in favor of the landlord for $200,000. The promissory note bears interest at 6% per year and is payable over 12 months. As of March 31, 2004, the balance remaining due and outstanding is $17,000 and is included in “Current portion—settlement notes payable” in the accompanying consolidated balance sheets. Axtive issued 121,915 restricted shares of our common stock to the landlord as security for the promissory note. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. In October 2003 and April 2004, 32,589 shares and 44,218 shares, respectively, were returned to the Company and are held by us as treasury stock. Assuming the balance of the promissory note is paid in full pursuant to its terms, all remaining shares will be returned and held as treasury stock. If there is a default on the promissory note, the landlord has the right to keep all or part of the shares to satisfy any remaining obligation. As of March 31, 2004, 89,326 shares have been treated as outstanding in the accompanying financial statements and were recorded at par value with an offset to additional paid in capital.

In December 2003, ThinkSpark received notification of a demand for arbitration based on failure to pay for services rendered under a subcontract agreement and for failure to make payments after entering into a $235,000 promissory note in November 2003 with said subcontractor for a portion of the unpaid services. The amount sought is $304,000 plus interest and attorneys’ fees and costs. In April 2004, ThinkSpark entered into a settlement and escrow agreement with the subcontractor and the original contracting party whereby ThinkSpark agreed to escrow $75,000 and the original contracting party agreed to escrow $100,000. Upon fulfillment of certain requirements the escrowed balance was to be paid to the subcontractor and all parties were to be released from any further liabilities. As of March 31, 2004, the entire $235,000 promissory note remains outstanding and is included in “Current portion - settlement notes payable” in the accompanying consolidated balance sheets with an additional liability of approximately $26,500 included in “Accounts payable” in the accompanying consolidated balance sheets, offset by a receivable due from the original contracting party of approximately $181,000 included in “Accounts receivable” in the accompanying consolidated balance sheets. Subsequent to March 31, 2004, all parties fulfilled their obligations under the settlement and escrow agreement, all funds were distributed, and all liabilities were satisfied.

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

Other Legal Proceedings

The Company is involved in other legal proceedings arising in the ordinary course of business and has two judgments totaling approximately $36,000 pending against it. As of March 31, 2004, the judgments are recorded in “Other liabilities” on the accompanying consolidated balance sheets. We are in negotiations to reduce amounts payable under the two judgments. We do not expect the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows of the Company as a whole. However, depending on the amount and timing, an unfavorable outcome of any such matters could possibly materially affect our future results of operations or cash flow in any particular period.

Axtive and its subsidiaries are involved in other legal proceedings arising in the ordinary course of business. We believe that none of these other legal proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Private Placement of Common Stock

On February 26, 2004, we issued 23,459,087 shares of our common stock in a private offering to existing investors at $0.07687 per share. We received cash proceeds of $1.05 million and $750,000 in consideration for the settlement of promissory notes owed by Axtive to certain of its stockholders. Of the cash proceeds, after paying legal expenses related to the offering, we used $167,000 to repay short-term notes and a 12% promissory note issued to one of our investors, $456,000 to satisfy past due liabilities and $296,000 to settle judgments and promissory notes from prior acquisitions. The balance was used for working capital and general corporate purposes. These purchasers have demand registration rights beginning in February 2005, as well as incidental registration rights, with respect to the shares of common stock issued.

Additionally on February 26, 2004, the holders of the Series A Preferred Stock elected to convert all of their outstanding shares into common stock. In accordance with the terms of the Series A Preferred, the conversion price was $1.00 per share. In addition, the Board declared the cumulative dividends on the Series A Preferred that had accumulated through February 26, 2004 totaling $823,221. The dividends were also paid through the issuance of common stock at the same rate that the Series A Preferred converted into common stock. Thus, 6,825,000 shares of common stock were issued for the conversion of 6,825 shares of Series A Preferred and 823,221 shares of common stock were issued as payment of the preferred dividends for the total number of shares issued to the holders of the Series A Preferred of 7,648,221. Concurrent with this conversion, the preferred stockholders agreed to waive and terminate all warrants issued in conjunction with their previous purchases of Series A Preferred Stock.

On March 5, 2004, as part of the February 2004 private offering, we issued 571,090 of our common stock at $0.07687 per share to one of our stockholders in consideration of the conversion of a promissory note totaling $43,900, and a related warrant.

On March 26, 2004, as part of the February 2004 offering, we issued an additional 3,694,521 shares of our common stock at $0.07687 per share. We received additional cash proceeds of $284,000, all of which was used for working capital and general corporate purposes.

On April 26, 2004, as part of the February 2004 offering, we issued an additional 1,458,620 shares of our common stock at $0.07687 per share. We received additional cash proceeds of $112,000, all of which has or will be used for working capital and general corporate purposes.

As part of the February 2004 private offering, discussed above, two of the purchasers agreed to purchase an aggregate of 10,192,323 additional shares of common stock for cash totaling approximately $783,000. The additional purchases are scheduled to occur monthly, in varying amounts, from May 2004 to November 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the first quarter of 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
10.1	Amendment No. 1 to Employment Agreement, dated effective as of April 1, 2004, between Axtive Corporation and Graham C. Beachum II.

31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Principal Financial Officer’s Certifications Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXTIVE CORPORATION

By:	/s/ Stephen P. Slay
Stephen P. Slay
Corporate Controller (principal financial officer)

May 13, 2004

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Amendment No. 1 to Employment Agreement, dated effective as of April 1, 2004, between Axtive Corporation and Graham C. Beachum II.

31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Principal Accounting Officer’s Certifications Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.