Form 10QSB
period 2004-06-30
AXTIVE CORP
filed 2004-08-12
CIK 1015172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 6, 2004, the issuer had 41,967,660 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

AXTIVE CORPORATION and SUBSIDIARIES

AXTIVE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2004

		(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$146,055	$103,295
Accounts receivable, net of allowance for doubtful accounts of $149,325 and $151,205 at December 31, 2003 and June 30, 2004, respectively	1,816,278	1,609,782
Other current assets	225,128	65,082

Total current assets	2,187,461	1,778,159

NON-CURRENT ASSETS
Property and equipment, net	471,697	358,142
Goodwill	3,579,608	3,579,609
Intangible assets, net	3,097,515	2,194,087
Other assets	36,168	30,852

TOTAL ASSETS	$9,372,449	$7,940,849

CURRENT LIABILITIES
Accounts payable	$1,982,803	$1,484,366
Accrued expenses	575,745	828,252
Short-term notes payable	100,000	100,000
Short-term notes payable - related parties, net of debt discount of $108,794 and $0 at December 31, 2003 and June 30, 2004, respectively	607,491	9,824
Current portion - long-term debt	4,883,646	4,728,018
Current portion - settlement notes payable	1,006,199	713,442
Lease termination liability	236,650	122,336
Other current liabilities	608,110	422,627

Total current liabilities	10,000,644	8,408,865

NON-CURRENT LIABILITIES
Settlement notes payable, less current portion	173,359	152,174
Other liabilities	53,735	5,970

Total non-current liabilities	227,094	158,144

TOTAL LIABILITIES	10,227,738	8,567,009

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $.01 par value, 5,000,000 shares authorized, 6,825 issued and outstanding at December 31, 2003, net of discount; liquidation preference of $6,825,000, and none issued and outstanding at June 30, 2004	5,871,440	—
Common stock, $.01 par value, 100,000,000 shares authorized, 2,195,688 issued at December 31, 2003 and 40,485,847 issued at June 30, 2004	21,957	404,858
Additional paid in capital	43,063,909	54,312,553
Treasury shares (32,589 shares and 76,807 shares at December 31, 2003 and June 30, 2004, respectively)	(326)	(768)
Accumulated deficit	(49,417,132)	(54,707,453)
Management fees receivable and advances due from stockholder	(395,137)	(635,350)

TOTAL STOCKHOLDERS’ DEFICIT	(855,289)	(626,160)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,372,449	$7,940,849

The accompanying notes are an integral part of these consolidated financial statements.

AXTIVE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ending June 30,		For the six months ending June 30,
	2003	2004	2003	2004
Net revenues	$1,706,660	$1,611,753	$2,692,943	$3,920,998
Cost of revenues	(1,108,308)	(977,620)	(1,550,717)	(2,241,290)

Gross profit	598,352	634,133	1,142,226	1,679,708
Operating expenses
General and administrative	1,261,914	1,053,761	2,184,253	2,332,585
Bad debt expense	13,232	—	13,507	1,880
Depreciation and amortization	197,119	362,807	258,217	730,655
(Gain)/loss on extinguishment of debt	—	(27,385)	—	2,785,856
Loss on disposal of property and equipment	—	73,763	—	49,396
Impairment of assets	—	303,318	—	303,318

Total operating expenses	1,472,265	1,766,264	2,455,977	6,203,690

Operating loss	(873,913)	(1,132,131)	(1,313,751)	(4,523,982)

Other income (expense)
Interest expense	(63,517)	(87,013)	(84,030)	(852,982)
Management fees, related party	40,000	60,000	80,000	120,000
Other expense, net	(65,097)	(22,734)	(66,428)	(33,357)

Total other expense, net	(88,614)	(49,747)	(70,458)	(766,339)

Net loss	(962,527)	(1,181,878)	(1,384,209)	(5,290,321)

Provision for preferred stock dividends	(107,501)	—	(196,005)	(91,197)
Amortization of discount on preferred stock	(334,000)	—	(429,934)	—
Gain on payment of preferred stock dividends with common stock	—	—	—	353,985

Net loss attributed to common stockholders	$(1,404,028)	$(1,181,878)	$(2,010,148)	$(5,027,533)

Net loss per share attributed to common stockholders, basic and diluted stockholders, basic and diluted	$(0.73)	$(0.03)	$(1.05)	$(0.19)

Weighted average common shares outstanding, basic and diluted	1,928,346	39,309,856	1,916,154	26,730,815

The accompanying notes are an integral part of these consolidated financial statements.

AXTIVE CORPORATION and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(1,014,152)	$(765,685)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,002)	(100,060)
Proceeds from sale of property and equipment	—	33,674
Acquisition of subsidiaries, net of cash received	(167,082)	—
Settlements of prior acquisitions	(189,710)	—
Advances to affiliated company	—	(240,213)

Net cash used in investing activities	(361,794)	(306,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	—	1,481,728
Proceeds from issuance of preferred stock and warrants	2,212,966	—
Payments on long-term debt	—	(155,628)
Proceeds from related party debt	—	389,649
Payment on related party debt	—	(293,896)
Repayment of settlement notes	(114,391)	(347,387)
Principal payments under capital leases	(20,333)	(44,942)

Net cash provided by financing activities	2,078,242	1,029,524

NET CHANGE IN CASH AND CASH EQUIVALENTS	702,296	(42,760)

Cash and cash equivalents, beginning of period	444,275	146,055

Cash and cash equivalents, end of period	$1,146,571	$103,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$51,816	$74,791

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Fair value of warrants issued in connection with sale of preferred stock	$411,000	$—
Fair value of warrants issued to settle a note payable	$414,000	$—
Issuance of common stock as collateral	$12,191	$—
Issuance of notes payable in connection with acquisition of ThinkSpark	$181,440	$—
Preferred stock issued in satisifaction of note payable	$84,115	$—
Preferred stock issued - cash not yet received	$50,000	$—
Related party notes settled through the issuance of common stock	$—	$802,214
Conversion of preferred stock and dividends to common stock	$—	$5,871,440
Amortization of preferred stock beneficial conversion feature	$95,936	$—
Fair value of warrants issued in connection with obtaining debt financing	$—	$583,960
Fair value of common stock issued as settlement of related party notes	$—	$5,999,683
Fair value of warrants converted to common stock	$—	$2,305,886
Issuance of note payable as settlement of accounts payable	$—	$103,615
Settlement resulting in offset of notes payable and accounts payable against accounts receivable	$—	$180,650

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

Our business model is to acquire technology companies that deliver software products and related professional services to middle-market companies. We currently offer products and services that improve the utilization of business information for middle-market companies within the United States. Our acquisitions and current businesses include ThinkSpark Corporation, a professional services firm specializing in the installation and integration of technology solutions from Oracle Corporation; VirtuallyThere, Inc., a web services firm; and Media Resolutions, Incorporated, an application and managed hosting services provider.

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

As disclosed in the Annual Report, the Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company’s stock over the exercise price. Under APB Opinion No. 25, if the exercise price of an employee’s stock option equals or exceeds the fair market value of the Company’s stock on the date of grant, no compensation expense is recognized. The Company did not record compensation expense related to the issuance of stock options during the three and six months ended June 30, 2003 and 2004. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure and amendment of FASB Statement No. 123,” net loss and loss per share would have been increased as indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Net loss attributed to common stockholders
As reported	$(1,404,028)	$(1,181,878)	$(2,010,148)	$(5,027,533)
Pro forma compensation expense	(994,935)	(239,543)	(1,600,958)	(817,331)

Pro forma	$(2,398,963)	$(1,421,421)	$(3,611,106)	$(5,844,864)

Basic and diluted loss per share
As reported	$(0.73)	$(0.03)	$(1.05)	$(0.19)
Pro forma	$(1.24)	$(0.04)	$(1.88)	$(0.22)

2. UNCERTAINTY OF PROPOSED PLAN OF OPERATION

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $54.7 million at June 30, 2004. Of this amount, approximately $33.5 million had accumulated through March 31, 2001, and is attributable to the Company’s former One-on-One golf video business, which was operated under the name Visual Edge Systems, Inc. An additional approximately $6.2 million reflects impairment charges and bad debts stemming from investments and loans made prior to the Company’s creation of its current business plan. Additional amounts totaling approximately $900,000, $1.3 million and $303,000 reflect impairment charges related to goodwill and intangibles recorded in 2002, 2003 and 2004, respectively, and loss on debt extinguishment of $2.9 million related to the conversion of notes and notes warrants to common stock recorded in 2004.

At June 30, 2004, the Company had cash and cash equivalents of $103,000 and a working capital deficit of $6.6 million. As discussed in Note 12, “Long-Term Debt and Settlement Notes Payable”, the Company is not in compliance with certain of its performance covenants under the terms of its debt to Merrill Lynch Business Financial Services, Inc. (“MLBFS”), and had past due amounts totaling $462,800 related to the MLBFS debt and certain other of its settlement notes debt. The Company also had estimated federal and state payroll tax obligations of $355,500 at June 30, 2004, including past due amounts of $263,900, in addition to an estimated accrual for interest and penalties, and estimated 401(k) employee withholding obligations of $132,200 at June 30, 2004, including past due amounts of $58,600, in addition to estimated excise taxes and lost earnings for late contributions. See further discussion at Note 10, “Accrued Expenses.” In addition, we expect to report a net loss for the year ending December 31, 2004 and believe that our current cash reserves, cash flows created by continuing purchases of common stock in 2004 as part of the February 2004 offering (see discussion at Note 9, “Financing Transactions”), and cash flows generated by our acquired companies may not be sufficient to meet the anticipated needs of the Company’s operations for the foreseeable future. The Company’s inability to obtain adequate additional funding or generate revenue sufficient to offset the operating costs associated with executing our current business plan could have a material adverse effect on the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Acquisition of Universal Data Technology, Inc.

On May 31, 2002, our newly created and wholly owned subsidiary, UDT Consulting, Inc., acquired the assets of Universal Data Technology, Inc., an IT Professional Services practice headquartered in Dallas, Texas with additional operations in Arkansas and Florida. In December 2003, we ceased the separate operations of UDT Consulting, Inc., which at that time had no material assets. We, however, continued an IT Professional Services practice through the existing business of ThinkSpark Corporation, another of the Company’s subsidiaries.

Acquisition of ThinkSpark Corporation

In May 2003, we acquired ThinkSpark Corporation and its subsidiaries (“ThinkSpark”), a professional services firm providing IT Professional Services related to Oracle database software. ThinkSpark is headquartered in Dallas, Texas with additional offices in Austin, San Antonio, and Oklahoma City. The Company believes that ThinkSpark is a significant building block for growing Axtive’s IT professional services business in conjunction with executing the Company’s current business plan.

Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the ThinkSpark acquisition discussed above had occurred at January 1, 2003:

	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2003

Revenues	$3,359,899	$7,267,204
Net loss attributed to common stockholders	$(588,958)	$(1,760,173)
Net loss per share attributed to common stockholders, basic and diluted	$(0.29)	$(0.87)
Weighted average shares outstanding, basic and diluted	2,025,878	2,025,878

4. RELATED PARTY TRANSACTIONS

Management Fees

In December 2000, we entered into a management agreement with PurchasePooling Solutions, Inc., (“PurchasePooling”) in which PurchasePooling paid us a management fee ranging from $15,000 to $30,000 per month in return for the services provided by our Chief Executive Officer, President and other Axtive employees. We recognized $50,000 in management fees from PurchasePooling during the six months ended June 30, 2003. Of such amount, $10,000 is reflected as a reduction of management salaries and included in “General and administrative” expenses, with the balance reflected as “Management fees, related party” in the accompanying consolidated statements of operations for the six months ended June 30, 2003.

In October 2001, we participated in the amount of $400,000 in a syndicated loan to PurchasePooling in the total amount of $1,600,000. The loan was considered impaired and written off by the Company during 2001. In February 2003, the lenders to PurchasePooling (including Axtive) declared the loan to PurchasePooling in default and foreclosed upon the assets of the company. The previous lenders formed a new entity, Demand Aggregation Solutions, LLC (“DAS”), to hold the assets, and Axtive, under a management agreement, has agreed to manage the affairs of DAS in exchange for a management fee of $25,000 per month, which began in May 2003. We recognized $50,000 and $150,000 in management fees from DAS during the six months ended June 30, 2003 and 2004, respectively. Of such amounts, $10,000 and $30,000 are reflected as a reduction of management salaries and included in “General and administrative” expenses, with the balance reflected as “Management fees, related party” in the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 and 2004, respectively. Stemming from Axtive’s participation in the loan, the Company has a 25% membership interest in DAS that is subject to forfeiture if Axtive breaches its obligations under the management agreement. As this interest was previously written down to zero, the 25% membership interest has no carrying value. Additionally, the management agreement with DAS obligates Axtive to advance DAS for working capital needs at a rate not exceeding, on average, $50,000 per month up to a maximum of $1.2 million over the three-year life of the agreement. At such time as DAS’s cash flow permits, DAS will reimburse the Company for all outstanding advances. Axtive has a receivable, related to these advances, from DAS of approximately $635,000 which is reflected as “Management fees receivable and advances due from stockholder” in the accompanying consolidated balance sheet at June 30, 2004, as the ultimate collection of these advances is dependent on DAS’s ability to begin producing cash flow sufficient to repay these amounts. In addition, at June 30, 2004, the Company has trade receivables of $319,000 from DAS for consulting services provided. The controlling members of DAS beneficially own approximately 40.3% of the Company’s outstanding common stock at June 30, 2004.

Short-term Notes Payable

As of June 30, 2004, the Company has recorded approximately $10,000 in short-term notes due to certain of its stockholders, which represents interest due on various notes that were settled through the issuance of common stock as part of the February 2004 common stock offering as discussed in Note 9 “Financing Transactions.”

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

Education revenues include amounts billed for providing training seminars at Company-owned and third-party facilities. Revenues from Company-organized courses are reported on a gross basis. Revenues from training courses conducted for Oracle Corporation are recorded on a net basis, as the Company receives a percentage of the amounts billed to participants. Cost of revenues for education revenues includes salaries, benefits, and other direct expenses related to providing education services. Education revenues totaled less than 10% of total revenues for the six months ended June 30, 2003 and 2004. Effective April 1, 2004, our contract to provide Oracle training courses was terminated.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, we adopted SFAS No, 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. In accordance with SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS No. 142, the Company performed an annual impairment test of goodwill in the third quarter of 2002, and had valuation reports prepared by a third party to assist us in our annual impairment tests of goodwill in the third and fourth quarters of 2003. Due to an overall decline in business, of approximately $906,000 of goodwill recorded in the acquisition of The Visionary Group, $600,000 was written off in September 2002, and the balance was written off in December 2002; of approximately $477,000 of goodwill recorded in the acquisition of Media Resolutions, Inc., $119,000 was written off in September 2003; and of approximately $1.05 million of goodwill recorded in the acquisition of Universal Data Technology, Inc., $100,000 was written off in September 2003, and the balance was written off in December 2003. Due to the termination of ThinkSpark’s contract as an Oracle Approved Education Center and an authorized reseller of Oracle education prepaid credits, the goodwill recorded as part of the ThinkSpark acquisition that was allocated to intangible assets and identified as “Oracle partnership” with a carrying value of approximately $303,000 was written off in June 2004. Additionally, the intangible asset recorded for the Axtive trademark was written off in December 2003. No other events or circumstances have occurred that would indicate the remaining intangibles are impaired.

Intangible assets consist of the following as of June 30, 2004:

	2004
	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements	$911,040	$531,360
Government contracts acquired	2,316,270	501,863

Total	$3,227,310	$1,033,223

Intangible assets not subject to amortization:
Goodwill	$3,579,609	$—

Amortization expense related to the intangible assets totaled $122,317, $143,541, $297,621 and $600,110 for the three months and six months ended June 30, 2003 and 2004, respectively. Following is the aggregate estimated amortization expense for intangible assets remaining for the periods ending December 31:

2004	$410,315
2005	627,606
2006	489,738
2007	473,406
2008	193,022

Total	$2,194,087

8. LOSS PER SHARE

Basic loss per share is calculated by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.

For the three and six months ended June 30, 2003, due to our net losses, all shares of our common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants, and for the three and six months ended June 30, 2004, all shares of our common stock issuable upon the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive. The aggregate number of potentially dilutive instruments including convertible preferred stock, warrants and options excluded from the loss per share calculation for the six months ended June 30, 2003 and 2004 are 4,625,487, and 2,705,859, respectively.

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

On January 19, 2004, as part of the private notes offering begun in December 2003, we issued Agincourt, L.P. a 12% promissory note in the amount of $49,615 and issued a warrant to purchase 248,075 shares of common stock at a per share price of $1.10. The 12% promissory note and the warrant had the same terms as described above, including security for the notes. The warrant was valued at $25,989 using the Black-Scholes model and was recorded as a debt discount. The debt discount was amortized to interest expense over the term of the note. The proceeds from the issuance of the note were used for working capital. As part of the February 2004 common stock offering, in lieu of conversion, the note was repaid and the related warrant was forfeited. As of June 30, 2004, all principal and interest amounts due on the note had been paid in full. Upon repayment of the note in full, the unamortized debt discount related to the note totaling $23,290 was charged to interest expense.

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

On April 26, 2004, as part of the February 2004 private offering, we issued an additional 1,458,620 shares of our common stock at $0.07687 per share. We received additional cash proceeds of $112,000, all of which was used for working capital and general corporate purposes.

On May 13, 2004, as part of the February 2004 private offering, we issued an additional 1,458,620 shares of our common stock at $0.07687 per share. We received additional cash proceeds of $112,000, all of which was used for working capital and general corporate purposes.

Subsequent Events

On July 9, 2004, as part of the February 2004 private offering, we issued an additional 1,458,620 shares of our common stock at $0.07687 per share. On June 25, 2004, $72,000 of the cash proceeds was received and is included in “Other liabilities” in the accompanying consolidated balance sheets as of June 30, 2004. We received additional cash proceeds of $40,000 on July 9, 2004. All proceeds have or will be used for working capital and general corporate purposes.

As part of the February 2004 private offering, two of the purchasers agreed to purchase an aggregate of 7,275,083 additional shares of common stock for cash totaling approximately $559,000. The additional purchases are scheduled to occur monthly, in varying amounts, from August 2004 to November 2004.

Dividends in Arrears

As part of the February 2004 private offering, the total of dividends in arrears at February 26, 2004 of $823,221 was converted into shares of common stock. The common shares were valued at $469,236 using the fair market value on the date of conversion. The gain on the payment of preferred stock dividends with common stock totals $353,985 and is included in “Net loss attributed to common stockholders” in the accompanying consolidated statements of operations. Undeclared dividends for the six months ended June 30, 2004, calculated through February 26, 2004, on the preferred shares as of that date totaled $91,197 and are reflected in the computation of net loss attributable to common stockholders in the accompanying consolidated statements of operations.

10. ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	December 31, 2003	June 30, 2004
Professional fees	$65,938	$38,900
Interest	59,391	89,096
Salaries, bonuses and benefits	376,080	591,751
Other	74,336	108,505

	$575,745	$828,252

The Company had an estimated federal and state payroll tax obligation of $355,485 at June 30, 2004. The Company estimated this obligation to be the amounts withheld from employees and the employer portion of Social Security Federal Tax Obligation for the second quarter of 2004, including past due amounts of $263,950 and a current amount of $60,003, in addition to an estimated accrual of $31,532 for interest and penalties. The Company additionally had an estimated 401(k) obligation of $132,214 at June 30, 2004. The Company estimated this obligation to be the amounts withheld from employees for the second quarter 2004, including past due amounts of $58,557 and a current amount of $9,250, in addition to estimated excise taxes of $56,336 and estimated lost earnings of $8,071 due to the 401(k) participants for late contributions made during 2003 and the six months ended June 30, 2004.

11. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows:

	December 31, 2003	June 30, 2004
Current portion of capital lease obligations	$12,913	$6,084
Judgments	382,380	249,179
Amounts due on receivables sold	11,232	—
Customer deposits	65,496	32,766
Deferred revenue	83,588	61,898
Pending stock issuance	—	72,000
Other	52,501	700

	$608,110	$422,627

12. LONG-TERM DEBT AND SETTLEMENT NOTES PAYABLE

Concurrent with the ThinkSpark acquisition, the Company entered into an Assignment and Assumption Agreement to assume $5.0 million of debt of ThinkSpark outstanding with Merrill Lynch. As of June 30, 2004, the current portion outstanding is $4.7 million, including past due amounts of $95,300. The debt assumed is secured by all of the assets of ThinkSpark, although Merrill Lynch agreed to subordinate its liens on up to $1.0 million of accounts receivable of ThinkSpark under certain circumstances. The debt is also guaranteed by the remaining subsidiaries of Axtive. The debt is payable in monthly installments of $55,000 including 6% interest in year one, and monthly installments of $60,000 including 8% interest in year two, with the remaining balance due on June 1, 2005. The Company also issued Merrill Lynch warrants to acquire 500,000 shares of Axtive’s common stock at $0.10 per share for a term of 10 years in exchange for Merrill Lynch’s assignment to Axtive and settlement of an additional $1.9 million of debt due from ThinkSpark. These warrants were valued at $414,000 using the Black-Scholes model on the date of grant.

At June 30, 2004, the Company was not in compliance with certain performance covenants. Under the terms of the Merrill Lynch debt, in the event of a default, Merrill Lynch has the right to accelerate the maturity of the debt, whereupon all outstanding principal, interest and premiums on the note immediately become due and payable. As such, the entire $4.7 million remaining due was classified as a current liability at June 30, 2004 and is included in “Current portion – long-term debt” in the accompanying consolidated balance sheets.

Also concurrent with the ThinkSpark acquisition, the Company entered into various other settlement agreements with former landlords, customers, and employees of ThinkSpark. In April 2004, a mutual release and escrow agreement was entered into with one of the former customers and the related $235,100 promissory note was settled (see further discussion at Note 14, “Legal Proceedings”). In May 2004, an additional settlement totaling $157,800 was entered into with the current landlord for past due 2002 rent and other unpaid expenses. Of the remaining settlements, $1.04 million bear interest at rates of 6% and are due and payable within six months to twenty-four months of execution, $157,000 bears interest of 10% and is due and payable within 40 months of execution, and $160,000 bears no interest and is due and payable within twelve months of execution. As of June 30, 2004, the balance remaining due and outstanding is $865,600, including past due amounts of $367,500, and is classified as “Settlement notes payable” in the accompanying consolidated balance sheets.

13. LEASE TERMINATION LIABILITY

During 2002, ThinkSpark closed certain offices that had existing lease obligations. The Company has estimated the liability associated with terminating these leases prior to their respective maturity dates. As of June 30, 2004, all but two of the lease terminations have been settled, and one additional settlement of $16,000 remains outstanding. The estimated liability related to these two obligations that has been recorded by the Company totaled approximately $122,000 at June 30, 2004 and is included in “Lease termination liability” in the accompanying consolidated balance sheets. This estimate is based on signed releases, if applicable, or management’s expected liability based on ongoing negotiations. The Company is involved in litigation related to unpaid rent on both of these facilities, however management believes that the Company will be able to settle these claims and that the ultimate remaining liability will approximate $122,000.

14. LEGAL PROCEEDINGS

Proceedings Against ThinkSpark

In 2002, a former customer obtained a final judgment against ThinkSpark. The former customer filed a collection suit against ThinkSpark with respect to the judgment in the amount of $940,000, including attorneys’ fees. The former customer also filed a lawsuit against certain of ThinkSpark’s then directors and stockholders with respect to alleged improper repurchases of stock from certain stockholders. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a settlement agreement with the former customer. ThinkSpark agreed to make a cash payment of $18,000 to the former customer and issue a promissory note for $150,000. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 12 months. In exchange, the former customer agreed not to seek to enforce the judgment, to dismiss with prejudice the separate lawsuit, and upon payment in full of the promissory note, to fully release ThinkSpark and the individual defendants from all claims. As of June 30, 2004, the balance remaining due and outstanding is $51,000, all of which is past due, and is included in “Current portion – settlement notes payable” in the accompanying consolidated balance sheets. Subsequent to June 30, 2004, the Company made final and full payment of the promissory note and has been released from all claims.

In October 2002, a former employee and shareholder filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the former employee. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the former employee a promissory note in the amount of $169,000, a portion of which represented the merger consideration payable to the former employee and shareholder. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The former employee agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants. As of June 30, 2004, the balance remaining due and outstanding is $133,000, including past due payments of

$84,000, and is included in “Current portion – settlement notes payable” in the accompanying consolidated balance sheets. As no payments have been made on the promissory note since October 2003, the former employee attempted to seek a default judgment against the former ThinkSpark directors and stockholders named in the lawsuit, which was avoided as a result of answers filed by those individuals. Subsequent to June 30, 2004, the Company restructured the settlement obligation to reduce the amount due under the note to $50,000, due and payable in installments within 120 days of execution of the restructured note. Additionally, the Company issued the former employee 100,000 shares of our common stock.

In January 2001, ThinkSpark Limited, a United Kingdom subsidiary of ThinkSpark, entered into a lease for office space in London for a 15-year term. ThinkSpark was required to be a surety on this lease agreement. In October 2002, ThinkSpark Limited ceased operations in the United Kingdom and consequently breached the lease agreement. ThinkSpark Limited is now in liquidation. The landlord filed suit against ThinkSpark in the United Kingdom. In May 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, Axtive executed a promissory note in favor of the landlord for $200,000. The promissory note bears interest at 6% per year and is payable over 12 months. As of June 30, 2004, the balance remaining due and outstanding is $17,000, all of which is past due, and is included in “Current portion - settlement notes payable” in the accompanying consolidated balance sheets. Axtive issued 121,915 restricted shares of our common stock to the landlord as security for the promissory note. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. In October 2003 and April 2004, 32,589 shares and 44,218 shares, respectively, were returned to the Company and are held by us as treasury stock. Subsequent to June 30, 2004, the promissory note was paid in full pursuant to its terms, and all remaining shares are expected to be returned and held as treasury stock. As of June 30, 2004, 45,108 shares have been treated as outstanding in the accompanying financial statements and were recorded at par value with an offset to additional paid in capital.

In December 2003, ThinkSpark received notification of a demand for arbitration based on failure to pay for services rendered under a subcontract agreement and for failure to make payments after entering into a $235,000 promissory note in November 2003 with said subcontractor for a portion of the unpaid services. The amount sought was $304,000 plus interest and attorneys’ fees and costs. In April 2004, ThinkSpark entered into a settlement and escrow agreement with the subcontractor and the original contracting party whereby ThinkSpark agreed to escrow $75,000 and the original contracting party agreed to escrow $100,000 pending fulfillment of certain requirements by all parties. As of June 30, 2004, the parties had fulfilled their obligations under the settlement and escrow agreement, all funds were distributed, and all liabilities were satisfied. A $6,000 gain was recorded on the settlement and is included in “Gain/(loss) on the extinguishment of debt” on the accompanying consolidated statements of operations for the three and six months ended June 30, 3004.

ThinkSpark was sued in state court in Cuyahoga County, Ohio, for breach of a November 1998 lease agreement for office space in Cleveland, Ohio, which has been vacated by ThinkSpark. The landlord obtained a judgment in March 2003 for approximately $203,000 plus 10% per year until paid and all costs, including collection costs. The landlord has sought to domesticate the judgment in state court in Texas and ThinkSpark has been served with post-judgment discovery. ThinkSpark has been in discussions with the landlord to settle the judgment; however, we can give no assurance that ThinkSpark will be able to enter into a settlement. Management’s estimate of the potential liability has been recorded at $50,000 and is included in the accompanying consolidated balance sheets as “Lease termination liability” at June 30, 2004.

In August 2003, ThinkSpark was sued in Greene County, Ohio for breach of a November 1998 lease agreement extension for office space in Dayton, Ohio, which has been vacated by ThinkSpark. In September 2003, the landlord obtained a judgment for $55,556 plus post-judgment interest of 10% per year until paid and all of the landlord’s costs in connection with the lawsuit. ThinkSpark has been in discussions with the landlord to settle the judgment; however, we can give no assurance that ThinkSpark will be able to enter into a settlement. Management’s estimate of the potential liability has been recorded at $56,000 and is included in the accompanying consolidated balance sheets as “Lease termination liability” at June 30, 2004

In July 2003, ThinkSpark was sued for breach of a lease agreement for office space in Las Vegas, Nevada. The landlord seeks damages in excess of $10,000 for one month’s rent plus attorney’s fees and costs of the suit. In June 2004, we entered into an agreement to settle the suit for $7,000, where upon full payment the landlord has agreed to set aside the judgment.

    Other Legal Proceedings

In February 2004, The Visionary Group, Inc., a now-defunct subsidiary of the Company, was notified by Debt Acquisition Company of America (“DACA”) that a bankruptcy claim totaling $48,000 that was sold for $21,600 by The Visionary Group to DACA had been disallowed by the bankruptcy court and DACA was seeking return of the full $21,600. DACA has threatened legal action against The Visionary Group and the Company. The Visionary Group has notified DACA that it ceased business in December 2002 and has no assets or operations. We do not believe that this matter will have a material adverse effect on our financial condition or results of operations.

The Company is involved in other legal proceedings arising in the ordinary course of business and has several judgments totaling approximately $12,000 pending against it. As of June 30, 2004, the judgments are recorded in “Other liabilities” in the accompanying consolidated balance sheets. In June 2004, one previously recorded judgment for $33,400 was settled for $12,000; the gain is included in “(Gain)/loss on extinguishment of debt” in the accompanying consolidated statements of operations for the three and six months ended June 30, 3004. We do not expect the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows of the Company as a whole. However, depending on the amount and timing, an unfavorable outcome of any such matters could possibly materially affect our future results of operations or cash flow in any particular period.

Axtive and its subsidiaries are involved in other legal proceedings arising in the ordinary course of business. We believe that none of these other legal proceedings will have a material adverse effect on our financial condition or results of operations.

15. SUBSEQUENT EVENTS

In July 2004, two of the Company’s subsidiaries, UDT Consulting, Inc. and Virtually There, Inc., received notification from the Trustee of DIC Creditors’ Trust that it seeks to obtain reimbursement of avoidable payments on behalf of the Estate of Daisytek, Incorporated. The Trustee claims that transfers in the amounts of approximately $51,000 and $33,000 which were made to UDT Consulting and Virtually There, respectively, were made within 90 days of Daisytek filing for protection under Chapter 11 of the U.S. Bankruptcy Code and that these transfers constitute avoidable preference payments. We believe that we have strong defenses for both claims and, therefore, have not recorded a liability related to such claims. We believe the claims will have no material adverse effect on our financial condition or results of operations.

In July 2004, the Company entered into an addendum to a matured operating lease with GE Capital Corporation to finance the purchase of furniture and equipment for approximately $185,000. The addendum provides for financing of the amount due for a term of 24 months, at 9.5% interest, with a purchase option of $1.00 upon full payment. A payment of $20,000 was paid upon signing of the addendum and a payment of $10,000 was paid in July 2004. There are 22 additional payments of $7,758, each due on the first day of each month beginning on August 1, 2004 and continuing through May 1, 2006.

In July 2004, the Company entered into a three-year senior secured convertible variable rate term note, for an aggregate principal amount of $4,000,000 with Laurus Master Fund, Ltd. The note bears a variable interest rate of Wall Street Journal Prime plus 2%, with a 6% minimum, subject to possible future adjustments based on our common stock price that may reduce the rate. The repayment terms consist of monthly amortizing payments of the outstanding principal plus interest, both payable in either cash or Axtive common stock, or a combination thereof. The net note proceeds of $3.8 million, after payment of fees and expenses, were required to be placed in a restricted cash account under the dominion and control of Laurus. The net note proceeds are intended to be used for acquisitions and any release of the proceeds is subject to the approval of Laurus. The note is secured by the depositary account and any funds distributed from the account will be secured by the accounts receivable and other assets of any acquired company, as well as pledge of its capital stock or other equity. If the Company elects or is required to make payments under the note in cash, the payments will be at 101% of the monthly principal amount due. If the Company satisfies certain conditions to make payments with shares of its common stock, the number of shares will be determined based upon a fixed conversion price of $0.40, which is based upon 102% of the 10-day average closing prices prior to the closing and which will remain fixed for the term of the note subject to adjustments upon the occurrence of certain events. Generally, if the Company elects to prepay all or part of the outstanding principal of the note, it will be subject to substantial prepayment penalties of 20% or 30%. The Company also issued Laurus warrants to purchase 750,000 shares of Axtive common stock at an exercise price equal to 120% of the fixed conversion price, or $0.48 per share.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Net Revenues. Revenues decreased $100,000 to $1.6 million for the three months ended June 30, 2004 from $1.7 million for the three months ended June 30, 2003. This decrease includes a reduction in revenue of $560,000 from our UDT Consulting subsidiary primarily due to the loss of several significant contracts and an overall decline in the market. The remaining UDT Consulting contractual obligations were consolidated under ThinkSpark Corporation in December 2003; however, during the quarter ending June 30, 2004 all remaining UDT Consulting contracts were terminated. This decrease was offset by an increase in revenue of $30,000 from the other companies acquired in 2002 and a $430,000 increase in revenue from ThinkSpark. We anticipate a decline in revenue for continuing quarters due to the loss of Oracle education, which has averaged approximately $150,000 of gross revenue during the prior four quarters, and a significant reduction in the scope of work for another major customer, which has averaged approximately $325,000 in gross revenue during the prior three quarters. Both events occurred during the three months ended June 30, 2004. Gross margins across all businesses averaged 39.3% during the three months ended June 30, 2004 as compared to 35.1% during the three months ended June 30, 2003. This increase is due primarily to the lower percentage of government contracts, which yield lower margins, in relation to all contracts during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

General and Administrative Expenses. General and administrative expenses decreased $208,000, or 16.5%, to $1.05 million for the three months ended June 30, 2004 from $1.26 million for the three months ended June 30, 2003. This decrease includes a $230,000 decrease due to the elimination of all UDT Consulting overhead costs as a result of the of the cessation of the separate UDT Consulting IT Professional Services business in December 2004, a $68,000 write-off of old Visual Edge liabilities and a $78,000 decrease in general and administrative expenses related to headcount reduction for Axtive and the other companies acquired in 2002. These decreases were offset by an increase in general and administrative expenses of $73,000 for ThinkSpark and an increase of $95,000 related to penalties and interest on past due payroll tax deposits and late 401(k) contributions.

Depreciation and Amortization Expenses. Depreciation expense decreased $16,800 to $65,200 for the three months ended June 30, 2004 from $82,000 for the three months ended June 30, 2003. The decrease is primarily related to software used by Axtive that became fully depreciated in 2003, the sale of office equipment from a number of our subsidiary satellite offices, and the write-off of leasehold improvements on the former ThinkSpark main office location. Amortization expense increased $182,600 to $297,600 for the three months ended June 30, 2004 from $115,000 for the three months ended June 30, 2003. The increase is due to an additional two months of amortization related to non-competition agreements entered into with ThinkSpark employees and our Oracle partnership and government contracts acquired in the ThinkSpark acquisition.

Gain on Extinguishment of Debt. Gain on extinguishment of debt for the three months ended June 30, 2004 includes a $21,000 and a $6,000 gain on the settlement of two separate lawsuits. See Note 14, “Legal Proceedings.”

Loss on the Disposal of Property and Equipment. Loss on the disposal of property and equipment for the three months ended June 30, 2004 includes a $69,100 loss on the write-off of leasehold improvements on the former ThinkSpark main office location and a $4,600 loss on furniture and equipment abandoned with the closing of ThinkSpark’s Las Vegas office.

Impairment of Assets. During the three months ended June 30, 2004, we were notified that ThinkSpark’s contract as an Oracle Approved Education Center and an authorized reseller of Oracle education prepaid credits was terminated. As such, the intangible asset recorded as part of the ThinkSpark acquisition allocated to “Oracle partnership” that had a carrying value of approximately $303,000 was written off and is included as an impairment of assets for the three months ended June 30, 2004.

Interest Expense. Interest expense increased $23,500 to $87,000 for the three months ended June 30, 2004 from $63,500 for the three months ended June 30, 2003. Interest expense for the three months ended June 30, 2003 primarily included the cost of factoring receivables by our subsidiary, UDT Consulting. Interest expense for the three months ended June 30, 2004 reflects interest expense on the installment note and settlement agreements entered into as a result of the ThinkSpark acquisition.

Management Fees. Management fees for the three months ended June 30, 2003 and 2004 consist of fees we received from Demand Aggregation Solutions, LLC (“DAS”), respectively, for services of our Chief Executive Officer, President and other Axtive employees to manage the day-to-day affairs of PurchasePooling and DAS. See Note 4, “Related Party Transactions,” to our consolidated financial statements included elsewhere in this report.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Net Revenues. Revenues increased $1.2 million to $3.9 million for the six months ended June 30, 2004 from $2.7 million for the six months ended June 30, 2003. This increase includes $2.4 million additional revenue generated by ThinkSpark, offset by a decrease in revenue of $1.2 million from our UDT Consulting subsidiary primarily due to the loss of several significant contracts and an overall decline in the market. The remaining UDT contractual obligations were consolidated under ThinkSpark Corporation in December 2003; however, during the six months ending June 30, 2004 all remaining UDT Consulting contracts were terminated. We anticipate a decline in revenue for continuing quarters due to the loss of Oracle education, which has averaged approximately $150,000 of gross revenue during the prior four quarters, and a significant reduction in the scope of work for another major customer, which has averaged approximately $325,000 in gross revenue during the prior three quarters. Both events occurred during the three months ended June 30, 2004. Gross margins across all businesses averaged 42.8% during the six months ended June 30, 2004 as compared to 42.4% during the six months ended June 30, 2003. The slight increase is due primarily to the lower percentage of government contracts, which yield lower margins, in relation to all contracts during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003; offset by the opposite effect during the first three months of 2004 as compared to 2003.

General and Administrative Expenses. General and administrative expenses increased $148,000, or 6.8%, to $2.33 million for the six months ended June 30, 2004 from $2.18 million for the six months ended June 30, 2003. This increase consists of $742,000 of additional general and administrative expenses for ThinkSpark and an increase of $95,000 related to penalties and interest on past due payroll tax deposits and late 401(k) contributions. The increases were offset by a $434,000 decrease due to the elimination of all UDT Consulting overhead costs as a result of the cessation of the separate UDT Consulting IT Professional Business Services business in December 2004, a $68,000 write-off of old Visual Edge liabilities, a $25,000 decrease in rental expenses, and a $162,000 decrease in salaries and related expenses due to headcount reduction for Axtive and the other companies acquired in 2002.

Depreciation and Amortization Expenses. Depreciation expense increased $8,600 to $130,500 for the six months ended June 30, 2004 from $121,900 for the six months ended June 30, 2003. The increase is primarily related to five additional months of depreciation of the assets acquired in the ThinkSpark acquisition, offset by software used by Axtive that became fully depreciated in 2003, the sale of office equipment from a number of our subsidiary satellite offices, and the write-off of leasehold improvements on the former ThinkSpark main office location. Amortization expense increased $463,800 to $600,100 for the six months ended June 30, 2004 from $136,300 for the six months ended June 30, 2003. The increase is due to an additional five months of amortization related to non-competition agreements entered into with ThinkSpark employees and our Oracle partnership and government contracts acquired in the ThinkSpark acquisition.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the six months ended June 30, 2004 includes a loss of $2,891,800 related to the extinguishment of short-term notes payable totaling $802,200 and notes warrants valued at $2,306,000 through the issuance of 10,435,903 shares of common stock valued at $6,000,000. This loss was partially offset by a $78,500 reduction in the lease termination liabilities entered into as a result of the ThinkSpark acquisition and $27,000 gain on the settlement of two lawsuits.

Loss on the Disposal of Property and Equipment. Loss on the disposal of property and equipment for the six months ended June 30, 2004, includes a $69,100 loss on the write-off of leasehold improvements on the former ThinkSpark main office location and a $4,600 loss on furniture and equipment abandoned with the closing of ThinkSpark’s Las Vegas office, offset by a gain of $24,400 on the sale of office equipment from a number of our subsidiary satellite offices.

Impairment of Assets. During the six months ended June 30, 2004, we were notified that ThinkSpark’s contract as an Oracle Approved Education Center and an authorized reseller of Oracle education prepaid credits was terminated. As such, the intangible asset recorded as part of the ThinkSpark acquisition allocated to “Oracle partnership” that had a carrying value of approximately $303,000 was written off and is included as an impairment of assets for the three months ended June 30, 2004.

Interest Expense. Interest expense increased $769,000 to $853,000 for the six months ended June 30, 2004 from $84,000 for the six months ended June 30, 2003. Interest expense for the first six months of 2003 primarily included the cost of factoring receivables by our subsidiary, UDT Consulting and one month’s interest expense on the installment note and settlement agreements entered into as a result of the ThinkSpark acquisition. Interest expense for the first six months of 2004 reflects primarily interest expense related to the amortization of debt discounts totaling $693,000 (see further discussion in Note 9, “Financing Transactions”), and $160,000 of interest expense on the installment note and settlement agreements entered into as a result of the ThinkSpark acquisition.

Management Fees. Management fees for the six months ended June 30, 2003 and 2004 consist of fees we received from PurchasePooling Solutions, Inc. and Demand Aggregation Solutions, LLC (“DAS”), respectively, for services of our Chief Executive Officer, President and other Axtive employees to manage the day-to-day affairs of PurchasePooling and DAS. See Note 4, “Related Party Transactions,” to our consolidated financial statements included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had cash and cash equivalents of $103,300 and a working capital deficit of $6.6 million, compared to cash and cash equivalents of $146,100 and a working capital deficit of $7.8 million at December 31, 2003. During the six months ended June 30, 2004, net cash used in operating activities was $765,700, net cash used in investing activities was $300,600 and net cash provided by financing activities was $1.03 million, for a total decrease in cash and cash equivalents for the period of $42,800. We do not maintain a bank credit facility.

At July 31, 2004, we had cash and cash equivalents of $0 and a working capital deficit of $6.8 million.

The Company had an estimated federal and state tax obligation of $355,485 at June 30, 2004. The Company estimated this obligation to be the amounts withheld from employees and the employer portion of Social Security Federal Tax Obligation for the second quarter of 2004, including past due amounts of $263,950 and a current amount of $60,003, in addition to an estimated accrual of $31,532 for interest and penalties. The Company additionally had an estimated 401(k) obligation of $132,214 at June 30, 2004. The Company estimated this obligation to be the amounts withheld from employees for the second quarter 2004, including past due amounts of $58,557 and a current amount of $9,250, in addition to estimated excise taxes of $56,336 and estimated lost earnings of $8,071 due to the 401(k) participants for late contributions made during 2003 and the six months ended June 30, 2004. Subsequent to June 30, 2004, $126,300 of the payroll tax obligations and $49,000 of the late 401(k) contributions were paid. Also subsequent to June 30, 2004, the Company incurred additional past due federal and state payroll tax liabilities of $94,760 with respect to July 2004, and additional past due obligations of $16,950 with respect to 401(k) contributions for July 2004.

During 2003, the Company entered into an Assignment and Assumption Agreement to assume $5.0 million of debt of ThinkSpark outstanding with Merrill Lynch Business Financial Services, Inc. (“MLBFS”). As of June 30, 2004, the current portion outstanding is $4.7 million, including past due amounts of $95,300. The debt assumed is secured by all the assets of ThinkSpark, although MLBFS has agreed to subordinate its liens on up to $1.0 million of accounts receivable of ThinkSpark under certain circumstances. The debt is also guaranteed by the remaining subsidiaries of Axtive. The debt is payable in monthly installments of $55,000, including 6% interest in year one, and monthly installments of $60,000, including 8% interest in year two, with the remaining balance due on June 1, 2005. At June 30, 2004, the Company was not in compliance with certain performance covenants. Under the terms of the MLBFS debt, in the event of a default, MLBFS has the right to accelerate the maturity of the debt, whereupon all outstanding principal, interest and premiums on the note immediately become due and payable. As such, the entire $4.7 million remaining due was classified as a current liability at June 30, 2004 and is included in “Current portion – long-term debt” in the accompanying consolidated balance sheets.

Additionally during 2003, the Company had entered into various other settlement agreements with former landlords, customers, and employees of ThinkSpark. In April 2004, a mutual release and escrow agreement was entered into with one of the former customers and the related $235,100 promissory note was settled (see further discussion at Note 14, “Legal Proceedings”). In May 2004, an additional settlement totaling $157,800 was entered into with the current landlord for past due 2002 rent and other unpaid expenses. Of the remaining settlements, $1.03 million bear interest at rates of 6% and are due and payable within six months to twenty-four months of execution, $157,000 bears interest of 10% and is due and payable within 40 months of execution, and $160,000 bear no interest and are due and payable within twelve months of execution. As of June 30, 2004, the balance remaining due and outstanding is $865,600, including past due amounts of $367,500, and is classified as “Settlement notes payable” in the accompanying consolidated balance sheets.

In July 2004, the Company entered into an addendum to a matured operating lease with GE Capital Corporation to finance the purchase of furniture and equipment for approximately $185,000. The addendum provides for financing of the amount due for a term of 24 months, at 9.5% interest, with a purchase option of $1.00 upon full payment. A payment of $20,000 was paid upon signing of the addendum and a payment of $10,000 was paid in July 2004. There are 22 additional payments of $7,758, each due on the first day of each month beginning on August 1, 2004 and continuing through May 1, 2006.

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

In February, March, April, May, and July 2004, as part of the February 2004 private offering, we issued 21,664,655 shares of our common stock to several of the Company’s existing investors at $0.07687 per share. We received cash proceeds of approximately $1,665,400, all of which has or will be used for working capital and general corporate purposes.

Additionally, as part of the February 2004 private offering, the holders of the Series A Preferred Stock elected to convert all of their outstanding shares into common stock and agreed to waive and terminate all warrants issued in conjunction with their previous purchases of Series A Preferred Stock.

In July 2004, the Company entered into a three-year senior secured convertible variable rate term note, for an aggregate principal amount of $4,000,000 with Laurus Master Fund, Ltd. The note bears a variable interest rate of Wall Street Journal Prime plus 2%, with a 6% minimum, subject to possible future adjustments based on our common stock price that may reduce the rate. The repayment terms consist of monthly amortizing payments of the outstanding principal plus interest, both payable in either cash or Axtive common stock, or a combination thereof. The net note proceeds of $3.8 million, after payment of fees and expenses, were required to be placed in a restricted cash account under the dominion and control of Laurus. The net note proceeds are intended to be used for acquisitions and any release of the proceeds is subject to the approval of Laurus. The note is secured by the depositary account and any funds distributed from the account will be secured by the accounts receivable and other assets of any acquired company, as well as pledge of its capital stock or other equity. If the Company elects or is required to make payments under the note in cash, the payments will be at 101% of the monthly principal amount due. If the Company satisfies certain conditions to make payments with shares of its common stock, the number of shares will be determined based upon a fixed conversion price of $0.40, which is based upon 102% of the 10-day average closing prices prior to the closing and which will remain fixed for the term of the note subject to adjustments upon the occurrence of certain events. Generally, if the Company elects to prepay all or part of the outstanding principal of the note, it will be subject to substantial prepayment penalties of 20% or 30%. The Company also issued Laurus warrants to purchase 750,000 shares of Axtive common stock at an exercise price equal to 120% of the fixed conversion price, or $0.48 per share.

In addition to the Company’s past due amounts with respect to the MLBFS debt and certain other of its settlement notes debt and its outstanding payroll tax and 401(k) obligations, we expect to report a net loss for the year ending December 31, 2004. We expect our liquidity to remain tight throughout the remainder of 2004 and for the six months ending June 30, 2005. We believe our current cash reserves, cash flows created by continuing purchases in 2004 as part of the February 2004 offering, and cash flows generated by our acquired companies may not be sufficient to meet the anticipated needs of the Company’s operations through the end of 2004 and the six months ending June 30, 2005. While we have a level of comfort as to the projected cash flows generated by our operating companies, we are relying on projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity. The Company’s inability to obtain adequate additional funding or generate revenue sufficient to offset the operating costs associated with executing our current business plan could have a material adverse effect on the Company’s ability to continue as a going concern.

We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. There can be no assurance that future financings can be completed.

Ability to Continue as a Going Concern

Our independent accountants included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2003, contained in our Annual Report that states that our consolidated financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

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

RISK FACTORS

In addition to the information contained herein, readers of this report or any of our press releases should carefully consider the risk factors contained in previous filings, in particular our Annual Report.

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

During the quarter ended June 30, 2004, there were no changes in the Company’s internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Proceedings Against ThinkSpark

In 2002, a former customer obtained a final judgment against ThinkSpark. The former customer filed a collection suit against ThinkSpark with respect to the judgment in the amount of $940,000, including attorneys’ fees. The former customer also filed a lawsuit against certain of ThinkSpark’s then directors and stockholders with respect to alleged improper repurchases of stock from certain stockholders. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a settlement agreement with the former customer. ThinkSpark agreed to make a cash payment of $18,000 to the former customer and issue a promissory note for $150,000. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 12 months. In exchange, the former customer agreed not to seek to enforce the judgment, to dismiss with prejudice the separate lawsuit, and upon payment in full of the promissory note, to fully release ThinkSpark and the individual defendants from all claims. As of June 30, 2004, the balance remaining due and outstanding is $51,000, all of which is past due, and is included in “Current portion – settlement notes payable” in the accompanying consolidated balance sheets. Subsequent to June 30, 2004, the Company made final and full payment of the promissory note and has been released from all claims.

In October 2002, a former employee and shareholder filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the former employee. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the former employee a promissory note in the amount of $169,000, a portion of which represented the merger consideration payable to the former employee and shareholder. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The former employee agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants. As of June 30, 2004, the balance remaining due and outstanding is $133,000, including past due payments of $84,000, and is included in “Current portion – settlement notes payable” in the accompanying consolidated balance sheets. As no payments have been made on the promissory note since October 2003, the former employee attempted to seek a default judgment against the former ThinkSpark directors and stockholders named in the lawsuit, which was avoided as a result of answers filed by those individuals. Subsequent to June 30, 2004, the Company restructured the settlement obligation to reduce the amount due under the note to $50,000, due and payable in installments within 120 days of execution of the restructured note. Additionally, the Company issued the former employee 100,000 shares of our common stock.

In January 2001, ThinkSpark Limited, a United Kingdom subsidiary of ThinkSpark, entered into a lease for office space in London for a 15-year term. ThinkSpark was required to be a surety on this lease agreement. In October 2002, ThinkSpark Limited ceased operations in the United Kingdom and consequently breached the lease agreement. ThinkSpark Limited is now in liquidation. The landlord filed suit against ThinkSpark in the United Kingdom. In May 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, Axtive executed a promissory note in favor of the landlord for $200,000. The promissory note bears interest at 6% per year and is payable over 12 months. As of June 30, 2004, the balance remaining due and outstanding is $17,000, all of which is past due, and is included in “Current portion - settlement notes payable” in the accompanying consolidated balance sheets. Axtive issued 121,915 restricted shares of our common stock to the landlord as security for the promissory note. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. In October 2003 and April 2004, 32,589 shares and 44,218 shares, respectively, were returned to the Company and are held by us as treasury stock. Subsequent to June 30, 2004, the promissory note was paid in full pursuant to its terms, and all remaining shares are expected to be returned and held as treasury stock. As of June 30, 2004, 45,108 shares have been treated as outstanding in the accompanying financial statements and were recorded at par value with an offset to additional paid in capital.

In December 2003, ThinkSpark received notification of a demand for arbitration based on failure to pay for services rendered under a subcontract agreement and for failure to make payments after entering into a $235,000 promissory note in November 2003 with said subcontractor for a portion of the unpaid services. The amount sought was $304,000 plus interest and attorneys’ fees and costs. In April 2004, ThinkSpark entered into a settlement and escrow agreement with the subcontractor and the original contracting party whereby ThinkSpark agreed to escrow

$75,000 and the original contracting party agreed to escrow $100,000 pending fulfillment of certain requirements by all parties. As of June 30, 2004, the parties had fulfilled their obligations under the settlement and escrow agreement, all funds were distributed, and all liabilities were satisfied.

ThinkSpark was sued in state court in Cuyahoga County, Ohio, for breach of a November 1998 lease agreement for office space in Cleveland, Ohio, which has been vacated by ThinkSpark. The landlord obtained a judgment in March 2003 for approximately $203,000 plus 10% per year until paid and all costs, including collection costs. The landlord has sought to domesticate the judgment in state court in Texas and ThinkSpark has been served with post-judgment discovery. ThinkSpark has been in discussions with the landlord to settle the judgment; however, we can give no assurance that ThinkSpark will be able to enter into a settlement. Management’s estimate of the potential liability has been recorded at $50,000 and is included in the accompanying consolidated balance sheets as “Lease termination liability.”

In August 2003, ThinkSpark was sued in Greene County, Ohio for breach of a November 1998 lease agreement extension for office space in Dayton, Ohio, which has been vacated by ThinkSpark. In September 2003, the landlord obtained a judgment for $55,556 plus post-judgment interest of 10% per year until paid and all of the landlord’s costs in connection with the lawsuit. ThinkSpark has been in discussions with the landlord to settle the judgment; however, we can give no assurance that ThinkSpark will be able to enter into a settlement. Management’s estimate of the potential liability has been recorded at $56,000 and is included in the accompanying consolidated balance sheets as “Lease termination liability.

In July 2003, ThinkSpark was sued for breach of a lease agreement for office space in Las Vegas, Nevada. The landlord seeks damages in excess of $10,000 for one month’s rent plus attorney’s fees and costs of the suit. In June 2004, we entered into an agreement to settle the suit for $7,000, where upon full payment the landlord has agreed to set aside the judgment.

Other Legal Proceedings

In February 2004, The Visionary Group, Inc., a now-defunct subsidiary of the Company, was notified by Debt Acquisition Company of America (“DACA”) that a bankruptcy claim totaling $48,000 that was sold for $21,600 by The Visionary Group to DACA had been disallowed by the bankruptcy court and DACA was seeking return of the full $21,600. DACA has threatened legal action against The Visionary Group and the Company. The Visionary Group has notified DACA that The Visionary Group ceased business in December 2002 and has no assets or operations. We do not believe that this matter will have a material adverse effect on our financial condition or results of operations.

The Company is involved in other legal proceedings arising in the ordinary course of business and has several judgments totaling approximately $12,000 pending against it. As of June 30, 2004, the judgments are recorded in “Other liabilities” on the accompanying consolidated balance sheets. In June 2004, one previously recorded judgment for $34,000 was settled for $12,000; the gain is included in “(Gain)/loss on extinguishment of debt” on the accompanying consolidated statements of operations for the three and six months ended June 30, 3004. We do not expect the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows of the Company as a whole. However, depending on the amount and timing, an unfavorable outcome of any such matters could possibly materially affect our future results of operations or cash flow in any particular period.

In July 2004, two of the Company’s subsidiaries, UDT Consulting, Inc. and Virtually There, Inc., received notification from the Trustee of DIC Creditors’ Trust that it seeks to obtain reimbursement of avoidable payments on behalf of the Estate of Daisytek, Incorporated. The Trustee claims that transfers in the amounts of approximately $51,000 and $33,000 which were made to UDT Consulting and Virtually There, respectively, were made within 90 days of Daisytek filing for protection under Chapter 11 of the US Bankruptcy Code and that these transfers constitute avoidable preference payments. We believe that we have strong defenses for both claims and, therefore, have not recorded a liability related to such claims. We believe the claims will have no material adverse effect on our financial condition or results of operations.

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

On May 13, 2004, as part of the February 2004 private offering, we issued an additional 1,458,620 shares of our common stock at $0.07687 per share. We received additional cash proceeds of $112,000, all of which was used for working capital and general corporate purposes.

On July 9, 2004, as part of the February 2004 private offering, we issued an additional 1,458,620 shares of our common stock at $0.07687 per share. We received additional cash proceeds of $112,000, all of which was or will be used for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended June 30, 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial and Accounting Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Principal Financial Officer’s Certifications Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXTIVE CORPORATION

By:	/s/ Stephen P. Slay
Stephen P. Slay
Corporate Controller (principal financial and accounting officer)

August 12, 2004

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial and Accounting Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s and Principal Financial and Accounting Officer’s Certifications Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.