Form 10KSB
period 2004-12-31
AXTIVE CORP
filed 2005-03-31
CIK 1015172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Title of Class)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

The issuer’s revenue for its most recent fiscal year was approximately $6.9 million.

The aggregate market value of the issuer’s common stock, $0.01 par value, held by non-affiliates as of March 15, 2005, based on the average bid and asked price of the common stock was approximately $3.3 million.

As of March 15, 2005, the issuer had 49,519,946 shares of common stock outstanding.

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

Our business model is to acquire technology companies that provide professional services and business application software products to middle-market companies. We currently provide system integration, web application development and managed hosting services to government and private sector clients within the United States. Axtive’s five acquisitions to date have been consolidated into two business units. The larger business unit is currently operating as ThinkSpark IT Professional Services, an IT services firm specializing in Infrastructure Assurance and Availability, Collaboration and Enterprise Architecture and professional services related to the development, implementation and integration of technology solutions from Oracle Corporation and various industry standard software products. The second business unit is ThinkSpark Web Services and Solutions, a professional services firm providing comprehensive interactive design, custom application development, online marketing and managed hosting services.

Headquartered in Dallas, Texas, the Company’s subsidiaries primarily serve government and private sector clients located in Dallas, Fort Worth, and San Antonio, Texas. Axtive maintains an acquisition strategy that is currently focused upon acquiring IT professional services firms and IT staffing businesses and will continue to broaden its technical capabilities as well as its geographical reach through these acquisitions. Axtive’s future acquisitions will also include business application software companies that will give Axtive the capability to deliver proprietary applications through its professional services channel. Axtive offers IT professional services for collaboration, business integration and business intelligence, as well as infrastructure assurance and availability under the brand name ThinkSpark. ThinkSpark assists its clients in harnessing the power of business applications by creating innovative solutions, improving database performance, and managing the quality and availability of IT infrastructure. ThinkSpark maintains technical skills, knowledge and experience focused on the Oracle software application and database technology. ThinkSpark creates customer value by building efficient date centric technology solutions that enable business-to-consumer and business-to-business collaboration. The Company primarily provides software development/integration services focused on database programming, which is enhanced by the remote monitoring, and maintenance services that allow clients to maintain high availability for database infrastructure and associated business applications. By actively participating in technology partner programs, ThinkSpark has the knowledge and relationships to provide a full range of advanced e-business consulting and integration services from the middle market of both the private and public sector to Fortune 500 enterprises.

ThinkSpark Web Services & Solutions (“WSS”) provides professional services and application hosting services across multiple technologies. Development services include HTML and Cold Fusion website development, graphic design, streaming video, application interface development, database design and integration and custom scripting. WSS professional services include interactive media planning, site and campaign management, marketing and branding and IT strategy development. WSS operates a dedicated hosting facility located in the InfoMart (Dallas, Texas), providing web hosting, co-location services and application services.

BUSINESS STRATEGY

Axtive will continue to acquire professional services companies, expanding the Company geographically as well as broadening the resource knowledge base. Axtive has also begun the pursuit of the Company’s first true software company acquisitions. Potential software company acquisitions will be evaluated from the normal financial point of view, but we will also seek a company that will be enhanced by our professional services businesses. We believe that targeted software companies could not only benefit from Axtive’s professional services capabilities, but will also obtain additional channels for their products.

With respect to possible software company acquisitions, Axtive plans to create suites of vertical and generic software products by acquiring companies with proprietary software that fall within Axtive’s targeted product categories and targeted vertical industries. Axtive’s organic product growth will include the creation of new niche applications, consistent with existing core product capabilities and focus, and the development of new versions of existing software, derivative software and enhancements. Organic product development has the lowest cost and highest margins while still offering the most competitive pricing for our targeted customers, estimated at 150,000 middle-market companies primarily within the U.S., with software and consulting needs.

PRODUCT AND SERVICE OFFERINGS

IT Professional Services

IT Professional Services consist of implementation, integration and development of custom technology applications. The global outlook for the industry is expected to be optimistic through 2008, favoring diversified service providers more generously and growing at a compounded annual growth rate of 7.1%. For 2003, Standard & Poor’s estimated that spending on IT services rose approximately 6%, approximating $524 billion.1 2004 grew at an estimated 5.5%, with the market exceeding $553 billion. The United States accounted for about 46% (or about $243.1 billion) of the worldwide market for computer services in 2003, growing 5.6% in 2004 (or about $256.8 billion). This percentage is expected to remain constant through 2008 and is expected to continue to grow at approximately 7% compounded annually.2 This is a highly fragmented market with industry leaders IBM Global Services (7.9%), EDS (3.9%), Fujitsu (2.9%), Hewlett-Packard Co. (2.4%), Accenture (2.3%) and CSC Corp (2.2%) collectively accounting for 21.6% of the tech services market in 2003.3 Consolidation will continue in the industry as larger firms continue to acquire smaller services providers to expand geographical and technical capabilities.4 Among the fastest growing in the industry will be those services providers within the Federal Marketplace, the nation’s largest single consumer of computer services (hardware, software and services) and those providers with business-process-outsourcing services and software application services.5

We continue to focus on the needs of middle-market businesses within the United States. Our management estimates that U.S. middle-market companies were responsible for $62 billion of the U.S. revenue in this sector. We generally define middle-market companies as those that generate between $10 million and $2 billion in annual revenue and typically employ between 100 and 10,000 persons. There are approximately 150,000 middle-market companies in the United States that we plan to target as potential customers. In addition, because of the fragmented market for these services, thousands of medium-sized market participants are both our potential competitors for the $62 billion in revenue from U.S. middle-market customers and potential acquisition targets. Gartner has indicated that IT spending by middle-market companies will be growing in the coming years.6

We provide IT project and staffing solutions that include planning, design, deployment, consulting and integration and support services based upon industry-leading Oracle, IBM/Informix and Microsoft database technologies to meet the needs of middle market customers.

Business Application Software

Business application software (“BAS”) companies develop, publish and support specific software applications and suites of applications. Software deployment and support buyers spent $50.2 billion in 2003 and were estimated to have spent $52.8 billion in 2004.7 Additionally, the market for certain types of BAS is changing significantly. Customer relationship management software (“CRM”) spending will account for 38% of BAS

[1]	“Industry Surveys – Computers: Commercial Services”, pg 5; Standard & Poors January 27, 2005.
[2]	Ibid., pg 2.
[3]	Ibid., pg 8.
[4]	Ibid., pg 24.
[5]	Ibid., pg 6.
[6]	“Being Stuck In The Middle Might Be The Right Place,” VARBusiness, January 21, 2003.
[7]	“Industry Surveys – Computers: Commercial Services”, pg 6; Standard & Poors January 27, 2005.

spending by 2006.8 Supply-chain and product life-cycle management software is expected to increase to 30% by 2006.9 Spending for enterprise resource planning (“ERP”) software (actual code) is expected to shrink to 27% by 2006.10 IDC predicts worldwide sales of database software, relational and object-relational database management systems to reach $20 billion by 2006.11

A new term and application for software, enterprise performance management (or “EPM”), was introduced by AMR Research and described as the application of the future. EPM is the convergence of existing application areas toward improving the overall performance of the company.12 We view this convergence as integral to our business strategy because customers will be able to connect disparate systems in order to draw valuable business conclusions.

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

•	Enterprise Operations. Enterprise operations consist of accounting, human resources management, benefits management, workforce management, contract and revenue management, aggregation services and professional service automation services. Our model focuses on the ability to take these disparate but common Enterprise Operations systems and use all data sources as efficiently as possible by minimizing the duplication of entries. Streamlining these data operations allows companies to reduce overhead costs associated with redundant systems and the staffing required for those systems.

•	Enterprise Intelligence. Enterprise intelligence consist of on-line analytical processing, database (multidimensional and relational), data processing, data mining, costing, budgeting and forecasting products. With the data input and stored by the Enterprise Operations product category, retrieval and presentation of that data falls in the realm of Enterprise Intelligence products. Because this use of data is the critical component in the guidance and direction of business processes and decisions, we expect to sell and deliver applications that allow companies to make timely decisions and share the information necessary for proper profit management.

•	E-Business Applications. E-Business applications consist of customer relationship management, sales force automation, commerce analysis, order taking, transactional back-office, commerce-enabled portals and procurement applications. We plan to use these applications to help customers track their sales activities, make customer service more efficient and implement effective marketing campaigns, for example. The primary focus of CRM is customer service, with issues ranging from order fulfillment to customer support. All customer interaction touch points are maintained in the CRM system with the sole intent of providing positive customer interaction and thereby increasing customer loyalty. eProcurement programs help companies buy everyday items such as paper, office machinery and cleaning supplies via the web and help manufacturers support a supply chain system with timely refills of required parts.

•	Collaborative Applications. Collaborative Applications consist of IP communications, portals, calendaring, messaging, whiteboard conferencing, project management and document editing applications. At the core these applications facilitate both internal and external communication, and provide efficiencies

[8]	Study Finds Growth In Enterprise Software Market, InformationWeek, May 31, 2002.
[9]	Ibid.
[10]	Ibid.
[11]	UPDATE - IDC: Database software market heading to $20 billion, ITWorld, May 23, 2002.
[12]	Software is HOT – Highlights from AMR’s Spring Conference in the Desert, USBancorp Piper Jaffery, May 31, 2002.

to tasks that involve resources in disparate locations. These applications allow resources located worldwide to utilize documents in virtual workspaces. Managers are able to use virtual workspaces to hold interactive meetings via digital conference rooms. Supply chain processes are enhanced by the ability to link employees, customers and suppliers in real-time communications during inventory audits and procurement procedures. These products also help manage the general communication of events, calendaring and document tracking for internal process.

•	Content and Knowledge Management. Content and knowledge management applications provide customers with the ability to maintain online information, such as product catalogs, inventory reports, research and other mission-critical data for internal and external consumption. Digitalization of legacy content allows prior-period investments to be brought into the current web environment and thereby extend the useful life of that data.

•	Assurance and Security. Infrastructure Assurance and Availability (“IAA”) services provide a cost effective IT monitoring solution for the entire application stack that fully integrates the database, network, systems, applications and security (firewalls, patches and vulnerability and intrusion detection). System state of health can be accessed via web-based dashboard or a customer portal that provides a comprehensive view of IT faults, assets, performance and security. Our IAA service is unlike other monitoring products or reporting tools; the offering includes remediation services that help clients monitor, identify and correct IT related issues that arise. This additional coverage can minimize downtime and direct resources to focus on the more valuable issues related to their core business.

Application Services and Management

IT services buyers spent an additional $14.8 billion in 2003 on software application management services, growing 8.8% in 2004 to $16.1 billion.13 This growth is attributable to companies of all sizes looking to outsource maintenance and competitive IT management activities in order to focus on more strategic activities.14 Our strategic objective is to use an ASP delivery mechanism to implement IT solutions for all segments of the middle market. We will deliver BAS products either through an ASP or on-site, linking end-users to applications with significantly lower cost by accessing them through a universal external point. We currently offer third-party software through both ASP and license agreements. Our professional services operating business units generate recurring revenue by providing hosting contracts as part of their ongoing maintenance and upgrades for customers.

MARKETING AND DISTRIBUTION

We believe that products and services we may develop or acquire should be marketed with the goal of improving utilization of business information. We intend for professional services and software applications to support business intelligence systems, enterprise information performance and improved knowledge management throughout our customers’ business operations.

We believe this model will enable middle-market companies to access integrated business process applications that can be delivered on a fully outsourced basis through portal technology or, if needed, delivered as a traditional licensed product. This entails the integration, deployment, hosting, ongoing management and monitoring of business process applications like e-commerce, accounting, scheduling and messaging.

We believe it is necessary for our business plan to have multiple revenue generation models. We are using the two basic sales models in the industry, software application sales and service sales.

The software application sales model that we have deployed consists of:

•	License – a one-time fee charged to the customer for a software application which they install and use;

•	Maintenance – a recurring annual fee charged to the customer for software upgrades, fixes and repairs;

•	Development and Customization – fees earned for making modifications to existing proprietary software or developing extensions and new functionality;

[1][3]	“Industry Surveys – Computers: Commercial Services”, pg 6; Standard & Poors January 27, 2005.
[14]	Ibid.

•	Royalty – a fee charged to co-developers on a single or recurring basis for product usage or installation;

•	Subscription Service – fees charged to the customer to use a software application on a contracted time, per user, per transaction basis or some other formula; and

•	Transactional or Usage Fees – a fee based on a specified number of uses of software applications charged by computer time, bandwidth, task completion or other metrics.

The service sales model that we use consists of:

•	Project-Based Contracts – variable- or fixed-fee contracts for implementation and deployment of application offerings and related training;

•	Support Contracts – fees charged for online, phone or on-site support of generic applications assessed on a per-call or contracted basis;

•	Development Fees –fees charged for writing new software code for generic applications and implementations; and

•	ASP/Hosting Contracts – monthly fees paid in advance for rack space, monitoring, bandwidth and application usage.

COMPETITION

The markets for our products and services are highly fragmented. There are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets. Our IT Professional Services, Application Services and Management businesses are likely to face competition from four primary categories of businesses: top-tier consulting firms and software consulting divisions; best-of-breed software companies; packaged software sellers; and resellers.

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

Best-of-breed software companies such as Seibel, PeopleSoft (now Oracle), SAP and others offer specific products to their customers, but, in most cases, these companies focus on a single offering, intending to be the best in their product category. Our middle-market customers may require implementation and integration of these types of products from time to time. We are qualified to provide those services for these companies’ products.

Packaged software sellers such as Intuit, Great Plains and Lotus offer limited off-the-shelf applications targeted primarily at the small-office and home-office segment of the middle market, where customer requirements can be satisfied with a standard package and self-installation and support.

Resellers of hardware and software products live on very thin margins, and many of these resellers are attempting to expand their business offerings by including professional services. These companies face several challenges including the common customer perception that their recommendations are driven by their own product margins goals instead of the customer’s needs.

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

DEPENDENCE ON MAJOR CUSTOMERS

Certain customers account for a significant portion of our revenues. In 2004, our ten largest customers represented approximately 62% of our total revenues, and our largest customer accounted for approximately 24%.

No other customer accounted for more than 13% of total revenues in 2004. We seek to develop long-term relationships with our customers. Although a typical individual customer assignment ranges from two to 12 months in duration, some of our customer relationships have continued for more than four years. In late 2004, the project for the customer accounting for approximately 13% of total revenues in 2004 was completed and we do not expect significant future revenues from this customer. In late 2003, we lost one major customer, and in early 2004 we were notified by Oracle Corporation of their intent to terminate the Oracle Approved Education Center Agreement between Oracle and ThinkSpark. The revenue generated by these two losses totaled approximately 11% of our total revenues in 2003. If any additional significant customer terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse effect on our business, financial condition and results of operations.

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

Acquisition of ThinkSpark Corporation

In May 2003, we acquired ThinkSpark Corporation and its subsidiaries, a professional services firm providing IT Professional Services related to Oracle database software, in a merger transaction. ThinkSpark is headquartered in Dallas, Texas with additional offices in Austin, Texas, San Antonio, Texas, Oklahoma City, Oklahoma and Las Vegas, Nevada. The Company believes that ThinkSpark is a significant building block for growing Axtive’s IT professional services business in conjunction with executing the Company’s current business plan. As a result of the acquisition, the Company gained an industry savvy management team with decades of professional service experience, an established and profitable partnership with Oracle and numerous long-term government contracts. We assigned a value of $662,000 to non-compete agreements entered into by ThinkSpark management, amortizable over 2 years; $662,000 to the Oracle partnership, amortizable over 2 years; approximately $2.3 million to the government contracts acquired, amortizable over 5 years; and approximately $2.5 million to goodwill.

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

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of ThinkSpark have been recorded at their estimated fair value and the results of operations have been included in our consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible assets acquired in the acquisition totaled $2.5 million and was allocated to goodwill. As a result of annual impairment tests of goodwill performed in 2004, $1.8 million of the goodwill recorded in the ThinkSpark acquisition was written-off.

Recent Developments

On February 1, 2005, the Company entered into an Asset Purchase Agreement to purchase substantially all the assets of Datatek Group Corporation (“Datatek”) from Diversified Corporate Resources, Inc. (“DCRI”), the sole shareholder of Datatek. Pursuant to the terms of the agreement, the Company’s consideration for the acquired assets will be $4.5 million in cash, 15,333,333 shares of the Company’s common stock and the assumption of specified liabilities. The cash purchase price paid at closing may be increased by up to $500,000 based on the amount of Datatek’s accounts receivable. For purposes of the acquisition, the shares of the Company’s common stock are valued at $4,600,000. The Asset Purchase Agreement may be terminated at any time by either Axtive or DCRI.

The acquisition is subject to various conditions to closing, including receipt of required consents and other customary conditions to closing. In addition, the closing is subject to the following conditions: (1) the Company must obtain at least $6.0 million of financing on terms satisfactory to Axtive; (2) DCRI must redeem at least 150,000 shares of its preferred stock (of which 211,875 are currently outstanding) by exchanging shares of Axtive common stock to be received in the acquisition on terms satisfactory to DCRI; and (3) the parties must provide each other with satisfactory disclosure schedules. Holders of more than 150,000 shares of the DCRI preferred stock have expressed their intent to the Company to exchange their preferred shares for Axtive common stock. The parties are in the process of finalizing their respective disclosure schedules. The Company is currently in negotiations with several sources of equity and debt financing, but has yet to finalize the terms of the required financing.

In order to allow for adequate time to satisfy the closing conditions, on March 31, 2005, the parties entered into Amendment No. 1 to Asset Purchase Agreement for the purpose of changing (1) the originally scheduled closing date from February 18, 2005 to April 15, 2005, and (2) the date upon which parties may respectively give notice to terminate the Asset Purchase Agreement if the closing has not occurred, from February 18, 2005 to April 30, 2005.

The actual closing date may be determined by mutual agreement of the parties following satisfaction of the conditions to closing. The Company estimates the closing date of the acquisition to be on or about April 15, 2005, but cannot give any assurances when the closing will actually occur.

PATENTS, TRADEMARKS, ETC.

We currently have no patents. We acquired the “Axtive” trademark and logo in June 2002. See Item 12, “Certain Relationships and Related Transactions—Acquisition of ‘Axtive’ Name.”

EMPLOYEES

As of December 31, 2004, we employed two executive officers, five full-time employees in the corporate office, 17 full-time employees within our subsidiaries and a total of 32 billable consultants. None of our employees are subject to a collective bargaining arrangement. We have employment agreements with our executive officers. We believe our relations with our employees are good.

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

Risks Relating to Our Business

Our capital resources are limited and may not be sufficient to finance our capital requirements and desired level of growth.

Our cash from operations may not be sufficient to finance our capital requirements and our desired level of growth. As of December 31, 2004, we had cash and cash equivalents of approximately $22,000, a working capital deficit of approximately $7.9 million and approximately $9 million of total liabilities. We have past due amounts with respect to our debt to Merrill Lynch Business Financial Services, Inc. (“MLBFS”) and certain other of our settlement notes debt, as well as past due payroll tax, 401(k) obligations, professional services payments, and accounts payable. We do not currently maintain a credit facility with any bank or financial institution. We believe that our ability to raise additional financing, either as debt or equity, is further hindered by our continuing operating losses, the low market price of our common stock and the lack of a listing for our stock on a national securities exchange or association.

We expect our liquidity to remain tight both in the short term and for the next 12 months. We believe our current cash reserves and cash flows generated by our acquired companies will not be sufficient to meet our short-term operating needs or the anticipated needs of the Company’s operations for the next 12 months. The Company’s inability to obtain adequate additional funding in a timely manner or generate revenue sufficient to offset the operating costs associated with executing our current business plan could have a material adverse effect on the Company’s ability to continue as a going concern.

We have experienced significant and continuing losses.

The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $59.4 million at December 31, 2004. Of this amount, approximately $33.5 million had accumulated through March 31, 2001, and is attributable to the Company’s former One-on-One golf video business. Another approximately $6.2 million reflects impairment charges and bad debts stemming from investments and loans made prior to the Company’s creation of its current business plan. For the year ended December 31, 2004, we incurred a net loss of approximately $9.9 million including impairment charges related to goodwill and intangibles of approximately $2.3 million, loss on extinguishment of debt of approximately $2.7 million and write-off of amounts due from a stockholder of $1.4 million.

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

Our acquisition strategy has been adversely affected by our continuing need for additional financing, which limits our ability to seek and complete acquisitions. Although we entered into the convertible acquisition facility with Laurus Master Fund, Ltd. in July 2004, which is described under “Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities,” our ability to access the facility is subject to approval by Laurus and other restrictions. Further, the accounts receivable and other assets of any acquired entity will be encumbered as security for the repayment of funds distributed from the restricted cash account controlled by Laurus as security. In addition, any equity interests of an acquired entity are required to be pledged to Laurus. We can provide no assurance that we will be able to locate suitable acquisition targets or that we will be able to complete additional acquisitions. Our business plan will succeed only if we are able to identify, acquire and manage additional acquisitions. There can be no assurance that we will be able to implement our business plan, either generally or with respect to completing the proposed acquisition of Datatek’s business described in this Annual Report. Failure to effectively implement our business plan will have a material adverse effect on us.

Our current financial condition prevents us from financing an acquisition independently.

Our current financial condition will not allow us to finance additional acquisitions independently. We can offer no assurance that Axtive will be able to obtain financing on acceptable terms or at all. If we cannot obtain additional financing, we will not be able to complete any future acquisitions, including the proposed acquisition of Datatek’s business described in this Annual Report, and will consequently not be able to successfully implement our business plan.

We depend on major customers.

A small number of our customers account for a significant portion of our revenues. In 2004, our ten largest customers represented approximately 62% of our total revenues, and our largest customer accounted for approximately 24%. One other customer accounted for approximately 13% of total revenues in 2004. The project for this customer was completed in 2004 and we do not expect significant future revenues from this customer. Our typical customer assignments are short in duration due to the nature of our products and services. Our customers may cancel their contracts on short notice or may reduce their use of our products or services. In late 2003, we lost one major customer, and on April 1, 2004 Oracle Corporation terminated ThinkSpark’s Oracle Approved Education Center Agreement. The revenue generated by these two losses totaled approximately 11% of our total revenues in 2003. If any additional significant customer terminates its relationship with us or substantially decreases its use of our products or services, it could have a material adverse effect on our business, financial condition and results of operations.

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

If our stockholders sell substantial amounts of their common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. As a result of the private placement of our common stock in February 2004 and the related conversion of our outstanding preferred stock into common stock, which is described under “Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities,” we have a substantial number of outstanding shares of common stock that are restricted securities. These shares are subject to demand and incidental registration rights. The sale of a substantial number of shares of our common stock may adversely affect the prevailing price of our common stock in the public market and may impair our ability to raise capital through the sale of our equity securities.

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

Our common stock currently trades on the OTC Bulletin Board. The lack of a listing on one of the national securities exchanges or automated quotation systems adversely affects the liquidity and market price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive and administrative offices are presently located at 5001 LBJ Freeway, Suite 275, Dallas, TX 75244. We lease our office space, and each of the office locations and property details are set forth in the following table:

Description	Address	Square Feet	Lease Expiration
Virtually There	411 West Seventh Street, Suite 200 Fort Worth, Texas 76102	2,962	January 2006

ThinkSpark	5001 LBJ Freeway, Suite 275 Dallas, TX 75244	8,230	August 2007

	4100 NW Loop 410, Suite 103 San Antonio, TX 78229	1,992	October 2007

TERMINATED LEASES (1)

Houston, Texas		5,959	December 2006

Cleveland, Ohio		6,219	December 2003

Dayton, Ohio		3,138	January 2004

Austin, Texas		1,857	February 2006

Oklahoma City, Oklahoma		5,028	February 2006

(1)	Terminated leases represent properties acquired as part of the ThinkSpark acquisition but are no longer needed. The Company is currently in negotiations with the respective landlords and intends to settle any remaining obligations at less than full value. We reached a settlement with the Houston landlord totaling $55,000. Per the terms of the Houston settlement, we made a $27,500 payment in March 2004, a $5,000 payment in August 2004, and an additional $5,000 payment in October 2004; the balance due at December 31, 2004 of $17,500 was due in April 2004. We reached a settlement with the Austin landlord totaling $30,000. Per the terms of the Austin settlement, we made a $5,000 payment in November 2004, and the balance is due in equal monthly installments by May 1, 2005. We reached a settlement with the Oklahoma City landlord totaling $50,000. Per the terms of the Oklahoma City settlement, we made a $5,000 payment in November 2004, and the balance is due in equal monthly installments by October 31, 2005. The remaining contractual payments that have not yet been resolved under terminated leases total approximately $268,000.

We believe our facilities are generally in good condition and are adequate for our current level of operations. We believe that suitable additional or alternative space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

PROCEEDINGS AGAINST THINKSPARK

In 2002, a former customer obtained a final judgment against ThinkSpark. The former customer filed a collection suit against ThinkSpark with respect to the judgment in the amount of $940,000, including attorneys’ fees. The former customer also filed a lawsuit against certain of ThinkSpark’s then directors and stockholders with respect to alleged improper repurchases of stock from certain stockholders. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a settlement agreement with the former customer. ThinkSpark agreed to make a cash payment of $18,000 to the former customer and issue a promissory note for $150,000. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 12 months. In exchange, the former customer agreed not to seek to enforce the judgment, to dismiss with prejudice the separate lawsuit, and upon payment in full of the promissory note, to fully release ThinkSpark and the individual defendants from all claims. In August 2004, the Company made a payment of $40,000, which the former customer accepted as final and full payment on the promissory note. As a result, the Company has been released from all claims. As the final payment was less than the amount due on the note payable, a gain on extinguishment of debt of $11,000 was recorded for the difference.

In October 2002, a former employee and shareholder filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the former employee. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the former employee a promissory note in the amount of $169,000, a portion of which represented the merger consideration payable to the former employee and shareholder. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The former employee agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants. As no payments have been made on the promissory note since October 2003, the former employee attempted to seek a default judgment against the former ThinkSpark directors and stockholders named in the lawsuit, which was avoided as a result of answers filed by those individuals. In August 2004, the Company restructured the settlement obligation to reduce the amount due under the note to $50,000, due and payable in installments within 120 days of execution of the restructured note. As of December 31, 2004, the balance remaining due and outstanding on the restructured settlement obligation under the note is $24,000 and is included in “Current portion – settlement notes payable” in the accompanying consolidated balance sheets. Additionally, as part of the settlement, the Company issued the former employee 100,000 shares of our common stock valued at $45,000. As the fair market value of the common stock issued plus the reduced amount of the settlement obligation due under the note was less than the amount owed on the original settlement note at the date of the restructured settlement, a gain on extinguishment of debt of $37,700 was recorded for the difference.

In January 2001, ThinkSpark Limited, a United Kingdom subsidiary of ThinkSpark, entered into a lease for office space in London for a 15-year term. ThinkSpark was required to be a surety on this lease agreement. In October 2002, ThinkSpark Limited ceased operations in the United Kingdom and consequently breached the lease agreement. ThinkSpark Limited is now in liquidation. The landlord filed suit against ThinkSpark in the United Kingdom. In May 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, Axtive executed a promissory note in favor of the landlord for $200,000. The promissory note bears interest at 6% per year and is payable over 12 months. Axtive issued 121,915 restricted shares of our common stock to the landlord as security for the promissory note. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. In October 2003 and April 2004, 32,589 shares and 44,218 shares, respectively, were returned to the Company and are held as treasury stock. In July 2004, the promissory note was paid in full pursuant to its terms, and all remaining shares are expected to be returned and held as treasury stock. As of December 31, 2004, 45,108 shares have been treated as outstanding in the accompanying financial statements and were recorded at par value with an offset to additional paid in capital.

In December 2003, ThinkSpark received notification of a demand for arbitration based on failure to pay for services rendered under a subcontract agreement and for failure to make payments after entering into a $235,000 promissory note in November 2003 with said subcontractor for a portion of the unpaid services. The amount sought was $304,000 plus interest and attorneys’ fees and costs. In April 2004, ThinkSpark entered into a settlement and escrow agreement with the subcontractor and the original contracting party whereby ThinkSpark agreed to escrow

$75,000 and the original contracting party agreed to escrow $100,000 pending fulfillment of certain requirements by all parties. As of December 31, 2004, the parties had fulfilled their obligations under the settlement and escrow agreement, all funds were distributed, and all liabilities were satisfied. A $6,000 gain was recorded on the settlement and is included in “(Gain)/loss on the extinguishment of debt” on the accompanying consolidated statements of operations for the year ended December 31, 2004.

ThinkSpark was sued in state court in Cuyahoga County, Ohio, for breach of a November 1998 lease agreement for office space in Cleveland, Ohio, which has been vacated by ThinkSpark. The landlord obtained a judgment in March 2003 for approximately $203,000 plus 10% per year until paid and all costs, including collection costs. The landlord has sought to domesticate the judgment in state court in Texas and ThinkSpark has been served with post-judgment discovery. ThinkSpark has been in discussions with the landlord to settle the judgment; however, we can give no assurance that ThinkSpark will be able to enter into a settlement. Management’s estimate of the potential liability has been recorded at $50,000 and is included in the accompanying consolidated balance sheets as “Lease termination liability” at December 31, 2004.

In August 2003, ThinkSpark was sued in Greene County, Ohio for breach of a November 1998 lease agreement extension for office space in Dayton, Ohio, which has been vacated by ThinkSpark. In September 2003, the landlord obtained a judgment for $55,556 plus post-judgment interest of 10% per year until paid and all of the landlord’s costs in connection with the lawsuit. ThinkSpark has been in discussions with the landlord to settle the judgment; however, we can give no assurance that ThinkSpark will be able to enter into a settlement. Management’s estimate of the potential liability has been recorded at $56,000 and is included in the accompanying consolidated balance sheets as “Lease termination liability” at December 31, 2004.

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

In December 2003, UDT Consulting, Inc. (“UDT”) was notified by the Texas Workforce Commission (“TWC”) that a former employee had filed documents with that agency claiming wages and benefits of $60,200 were due him from UDT. The Company disputed this claim and formal hearings were conducted by the TWC in 2004 to determine the validity of the claim by the former employee. As a result of these hearings, in December 2004, the TWC issued a final decision in favor of UDT and the wage claim of the former employee was dismissed. Subsequent to December 31, 2004, the Company received notification the former employee had filed suit in a District Court of the State of Texas against TWC and UDT to recover the same wages and benefits which had been claimed with and dismissed by the TWC. We believe that we have strong defenses for this action and, therefore, have not recorded a liability related to such action. We believe the suit filed by the former employee will have no material adverse effect on our financial condition or results of operations.

The Company is involved in other legal proceedings arising in the ordinary course of business and has several judgments totaling approximately $12,000 pending against it. As of December 31, 2004, the judgments are recorded in “Other liabilities” in the accompanying consolidated balance sheets. In June 2004, one previously recorded judgment for $33,400 was settled for $12,000; the gain is included in “(Gain)/loss on extinguishment of debt” in the accompanying consolidated statements of operations for the year ended December 31, 2004. We do not expect the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows of the Company as a whole. However, depending on the amount and timing, an unfavorable outcome of any such matters could possibly materially affect our future results of operations or cash flow in any particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our common stock is traded on the Over-The-Counter (OTC) Bulletin Board under the symbol “AXTC.OB”.

The following table sets forth, for the period from January 1, 2003 through December 31, 2004, the range of high and low closing bid prices for the common stock reported on the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect interdealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2003
First Quarter	2.70	1.70
Second Quarter	2.50	1.00
Third Quarter	2.50	1.00
Fourth Quarter	3.00	0.80

2004
First Quarter	1.35	0.57
Second Quarter	0.85	0.40
Third Quarter	0.45	0.20
Fourth Quarter	0.70	0.48

HOLDERS OF COMMON STOCK

As of February 28, 2005, the last reported closing bid price of our common stock was $0.58 per share, and there were 155 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATIONS PLANS

Equity Compensation Plan Information

(as of December 31, 2004)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1996 Stock Incentive Plan)	85,000	$23.10	0
Equity compensation plans approved by security holders (2002 Stock Incentive Plan)	1,734,050	$2.64	3,265,950
Equity compensation plans not approved by security holders	165,000	$9.03	N/A

Total	1,984,050	$4.05	3,265,950

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

During 2000 and 2001, stock option grants were made by the board of directors that would cause the number of options issued under the 1996 Plan to exceed the number authorized under the plan. As described below, such grants were transferred to the 2002 Stock Incentive Plan and were approved by the stockholders. As of December 31, 2004, there were options exercisable for 85,000 shares of common stock outstanding under the 1996 Plan, which are held by one optionee, and none available for future grants.

2002 Stock Incentive Plan

In June 2002, the Company adopted the 2002 Stock Incentive Plan, which provides for the issuance of non- qualified stock options and incentive stock options as well as restricted stock awards, unrestricted stock awards, performance stock awards, dividend equivalent rights, stock appreciate rights (in connection with options) and long-term performance awards to eligible employees, officers, independent consultants and directors of the Company and its subsidiaries. Under the terms of the 2002 Plan, options to purchase common stock are generally granted at not less than fair market value, become exercisable as established by the administering committee of the board of directors and generally expire ten years from the date of grant. If any shares reserved for an award are forfeited, repurchased or any such award otherwise terminates without a payment being made to the participant in the form of stock, such shares underlying such award will also become available for future awards under the 2002 Plan.

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

As of December 31, 2004, there were 1,734,050 options outstanding under the 2002 Plan (which includes the Transferred Options), of which 1,063,911 were vested, and 3,265,950 shares of our common stock were available for future awards under the 2002 Plan.

To date, the Company has not issued any restricted or unrestricted stock awards, stock appreciation rights, dividend equivalents rights or long-term performance awards under the 2002 Plan.

Stand-Alone Agreements

During 2001 we issued 50,000 stock options in conjunction with an employment agreement to an executive officer, and during 2002 we issued 215,000 stock options in conjunction with employment agreements to the key management of the acquired companies under stand-alone stock option agreements. As of December 31, 2004, 165,000 remained outstanding. The exercise prices on these options ranged from $4.16 to $15.00 per share with a weighted average price of $9.03 per share. Vesting periods ranged from immediately upon grant to three years with a weighted average vesting period of eight months. All stand-alone options granted in 2001 and 2002 were not intended to be incentive stock options under the Internal Revenue Code of 1986, as amended. The Company recorded no expense related to the grant of options pursuant to stand-alone agreements.

RECENT SALES OF UNREGISTERED SECURITIES

Securities Purchase Agreement with Laurus Master Fund, Ltd.

In July 2004, we entered into a three-year senior secured convertible variable rate term note, for a total principal amount of $4,000,000, with Laurus Master Fund, Ltd. The note bears a variable interest rate of Wall Street Journal Prime plus 2%, with a 6% minimum, subject to possible future adjustments based on our common stock price that may reduce the rate. The repayment terms consist of monthly amortizing payments of the outstanding principal plus interest, both payable in either cash or Axtive common stock, or a combination. The net note proceeds of $3.8 million, after payment of fees and expenses, were required to be placed in a restricted cash account under the dominion and control of Laurus. The net note proceeds are intended to be used for acquisitions and any release of the proceeds is subject to the approval of Laurus. To date, no amounts have been advanced under this agreement. The note is secured by the depositary account and any funds distributed from the account will be secured by the accounts receivable and other assets of any acquired company, as well as pledge of its capital stock or other equity. If we elect or are required to make payments under the note in cash, the payments will be at 101% of the monthly principal amount due plus interest. If we satisfy certain conditions to make payments with shares of our common stock, the number of shares will be determined based upon a fixed conversion price of $0.40, which is based upon 102% of the 10-day average closing prices prior to the closing and which will remain fixed for the term of the note subject to adjustments upon the occurrence of certain events. Therefore, the total principal amount of the note is convertible into 10,000,000 shares of common stock.

In order to make payments with shares of our common stock, we must have an effective registration statement covering the converted shares. Further, our common stock must have an average closing price greater than or equal to $0.44 per share for the 20 trading days immediately preceding the repayment date and the amount of any conversion cannot exceed 25% of our aggregate trading volume for the 22 trading days immediately preceding the repayment date. However, we may elect to make payments with shares of our common stock if the average closing price is less than $0.44 per share if the fixed conversion price applicable to the repayment is reduced to an amount equal to 90% of the average of the five lowest closing prices during the 20-day trading period. The fixed conversion price must not be less than $0.25 for us to be able to make this election and the same volume requirement is applicable. We may not make payments with shares of our common stock if the number of shares beneficially owned by Laurus would exceed 4.99% of the outstanding shares of our common stock. If the conditions to repay the note with our common stock are not met, we must make payments in cash at 101% of the monthly principal amount plus interest.

In March 2005, Laurus elected to convert $50,881 of accrued and payable interest and fees into 127,203 shares of our common stock, which were issued as restricted securities. The issuance of the restricted shares of common stock did not involve a public offering. The restricted shares were issued by the Company in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

Generally, if we elect to prepay all or part of the outstanding principal of the note, we will be subject to substantial prepayment penalties of 20% or 30%. As part of the Laurus transaction, we issued Laurus warrants to purchase 750,000 shares of common stock at an exercise price equal to 120% of the fixed conversion price, or $0.48 per share.

We also entered into a Registration Rights Agreement, dated July 30, 2004, with Laurus. Pursuant to the terms of the Laurus Registration Rights Agreement, we are required to register the shares of common stock issuable upon the conversion of the Laurus note and upon exercise of the Laurus warrants.

Private Placement of Common Stock

Pursuant to a Subscription and Securities Purchase Agreement, dated February 26, 2004, we agreed to sell a total of 39,375,641 shares of our common stock at a purchase price of $.07687 per share to existing investors in a private offering. On February 26, 2004, we issued 23,459,087 of these shares and received gross proceeds of approximately $1.8 million, consisting of $1.05 million in cash and $760,000 in consideration of the conversion of promissory notes and related warrants issued by Axtive to certain of its shareholders. Of the net cash proceeds, after paying legal expenses related to the offering, we used $167,000 to repay short-term notes and a 12% promissory note issued to one of our investors, $456,000 to satisfy past due liabilities and $296,000 to settle judgments and promissory notes from prior acquisitions. The balance was used for working capital and general corporate purposes. On March 5, 2004, as part of the February 2004 private offering, we issued 571,090 of our common stock at $0.07687 per share to one of our stockholders in consideration of the conversion of a promissory note totaling $43,900 and related warrant issued by Axtive. These purchasers have demand registration rights beginning in February 2005, as well as incidental registration rights, with respect to the shares of common stock issued.

Pursuant to the terms of the February 2004 Purchase Agreement, two of the existing investors agreed to purchase the additional 15,345,464 shares of common stock on a monthly basis, in varying amounts, from March 2004 to November 2004. The additional purchases by these two investors were established as contractual commitments subject only to our delivery of an appropriate officers’ certificate on the scheduled closing date, or other mutually agreed date, which would reaffirm our representations and warranties, fulfillment of customary conditions to closing, and performance of covenants. From March 2004 to December 2004, we received cash proceeds of $1.18 million from these additional purchases, all of which were used for working capital and general corporate purposes.

The issuance of the restricted shares of common stock did not involve a public offering, which were issued by the Company in reliance upon an exemption from registration pursuant to Rule 506 of Regulation D under Section 4(2) of the Securities Act. A Form D was filed with the SEC.

Other Issuances

In January 2005, the Company issued an aggregate of 150,000 restricted shares of common stock to the principals of a financial advisor in consideration of financial advisory services. The issuance of the restricted shares did not involve a public offering. They were issued by the Company in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

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

GENERAL

Our business model is to acquire technology companies that provide professional services and business application software products to middle-market companies. We currently provide system integration, web application development and managed hosting services to government and private sector clients within the United States. Axtive’s five (5) acquisitions to date have been consolidated into two business units. The larger business unit is currently operating as ThinkSpark IT Professional Services, an IT services firm specializing in Infrastructure Assurance and Availability, Collaboration and Enterprise Architecture and professional services related to the development, implementation and integration of technology solutions from Oracle Corporation and various industry standard software products. The second business unit is ThinkSpark Web Services and Solutions, a professional services firm providing comprehensive interactive design, custom application development, online marketing and managed hosting services.

Headquartered in Dallas, Texas, the Company’s subsidiaries primarily serve government and private sector clients located in Dallas, Fort Worth, and San Antonio, Texas. Axtive maintains an acquisition strategy that is currently focused upon acquiring IT professional services firms and IT staffing businesses and will continue to broaden its technical capabilities as well as its geographical reach through these acquisitions. Axtive’s future acquisitions will also include business application software companies that will give Axtive the capability to deliver proprietary applications through its professional services channel. Axtive offers IT professional services for collaboration, business integration and business intelligence, as well as infrastructure assurance and availability under the brand name ThinkSpark. ThinkSpark assists its clients in harnessing the power of business applications by creating innovative solutions, improving database performance, and managing the quality and availability of IT infrastructure. ThinkSpark maintains technical skills, knowledge and experience focused on the Oracle software application and database technology. ThinkSpark creates customer value by building efficient date centric technology solutions that enable business-to-consumer and business-to-business collaboration. The company primarily provides software development/integration services focused on database programming, which is enhanced by the remote monitoring, and maintenance services that allow clients to maintain high availability for database infrastructure and associated business applications. By actively participating in technology partner programs, ThinkSpark has the knowledge and relationships to provide a full range of advanced e-business consulting and integration services from the middle market of both the private and public sector to Fortune 500 enterprises.

ThinkSpark Web Services & Solutions (“WSS”) provides professional services and application hosting services across multiple technologies. Development services include HTML and Cold Fusion website development, graphic design, streaming video, application interface development, database design and integration and custom scripting. WSS professional services include interactive media planning, site and campaign management, marketing and branding and IT strategy development. WSS operates a dedicated hosting facility located in the InfoMart (Dallas, Texas), providing web hosting, co-location services and application services.

Our plan of operation for the next 12 months calls for the following:

•	Operation of the businesses we have acquired to date;

•	Additional fundraising activities to continue our acquisition strategy and fund operational requirements; and

•	Additional acquisitions to fill in our end-to-end (“E2E”) offering of business application software products and professional services to meet the needs of middle-market companies.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net Revenues. Revenues decreased $1.9 million to $6.9 million for the year ended December 31, 2004 from $8.8 million for the year ended December 31, 2003. The decrease resulted primarily from a loss of revenue of $1.8 million from our UDT Consulting subsidiary due to the loss of several significant contracts and an overall decline in the market for our services. The remaining UDT contractual obligations were consolidated under ThinkSpark Corporation in December 2003; however, during the year ending December 31, 2004 all remaining UDT Consulting contracts were terminated. Gross margins across all businesses averaged 44.5% during the year ended December 31, 2004 as compared to 40.5% during the year ended December 31, 2003. The slight increase is due primarily to the lower percentage of government contracts, which yield lower margins, in relation to all contracts during the year ended December 31, 2004 as compared to the year ended December 31, 2003 as well as the loss of UDT Consulting contracts and Oracle education in 2004, which also yielded lower margins compared to the other operations of the Company.

General and Administrative Expenses. General and administrative expenses decreased $1.97 million, or 31.8%, to $4.24 million for the year ended December 31, 2004 from $6.21 million for the year ended December 31, 2003. The decrease is primarily due to the following: (1) a reduction of $885,000 from the elimination of all UDT Consulting overhead costs as a result of the cessation of the separate UDT Consulting IT Professional Business Services business in December 2003, (2) a reduction of general and administrative personnel which resulted in a decrease in salaries of $588,000, (3) a reduction of legal and other professional services fees of $242,000, and (4) a $213,000 decrease in rental expenses resulting from the conversion of a matured operating lease to a capital lease, the closure of three subsidiary offices and a new, lower-cost lease for a subsidiary office in 2004.

Depreciation and Amortization Expenses. Depreciation expense decreased $19,500 to $250,300 for the year ended December 31, 2004 from $269,800 for the year ended December 31, 2003. This decrease is primarily related to the software used by Axtive that became fully depreciated in 2003, the sale of office equipment from a number of our subsidiary satellite offices, and the write-off of leasehold improvements on the former ThinkSpark main office location, offset by five additional months of depreciation of the assets acquired in the ThinkSpark acquisition. Amortization expense increased $269,200 to $1.01 million for the year ended December 31, 2004 from $741,200 for the year ended December 31, 2003. The increase is due to an additional five months of amortization related to non-competition agreements entered into with ThinkSpark employees and government contracts acquired in the ThinkSpark acquisition.

Loss on Sale of Property and Equipment. Loss on sale of property and equipment for the year ended December 31, 2004, includes a $69,100 loss on the write-off of leasehold improvements on the former ThinkSpark main office location and a $4,600 loss on furniture and equipment abandoned with the closing of ThinkSpark’s Las Vegas office, offset by a gain of $24,400 on the sale of office equipment from a number of our subsidiary satellite offices.

(Gain)/Loss on Extinguishment of Debt. Loss on extinguishment of debt for the year ended December 31, 2004 includes a loss of $2,891,800 related to the extinguishment of short-term notes payable totaling $802,200 and warrants valued at $2,306,000 through the issuance of 10,435,903 shares of common stock valued at $6,000,000. This loss was partially offset by a $78,500 reduction in the lease termination liabilities entered into as a result of the ThinkSpark acquisition, $38,000 gain on the settlement of three lawsuits, a $37,700 gain on restructuring of a settlement note to a former employee, a $42,000 gain from various reductions of accounts payable and accrued expenses, and a $7,300 gain on conversion of a matured operating lease to a capital lease. Gain on extinguishment of debt for the year ended December 31, 2003 includes $390,000 for a reduction in the final settlement of the amounts owed to UDT Consulting for full and final consideration of the purchase price.

Impairment of Assets. During the year ended December 31, 2004, we were notified that ThinkSpark’s contract as an Oracle Approved Education Center and an authorized reseller of Oracle education prepaid credits was terminated. As such, the intangible asset recorded as part of the ThinkSpark acquisition allocated to “Oracle partnership” that had a carrying value of approximately $303,000 was written off and is included as an impairment of assets for the year ended December 31, 2004. In 2004, the Company determined non-compete agreements with ThinkSpark employees entered into at the time of the ThinkSpark acquisition were not enforceable and, thus, had no value. As a result, in December 2004, the purchase price recorded as part of the ThinkSpark acquisition that was allocated to intangible assets and identified as “Non-compete agreements” with a carrying value of approximately $138,000 was written-off and is included as an impairment of assets for the year ended December 31, 2004. During 2004, based on the results of an annual impairment test of intangibles and goodwill of the Company, we recorded an impairment of the goodwill recorded as part of the ThinkSpark acquisition of $1.8 million. During the year ended December 31, 2003, based on annual third party valuations performed for all the intangibles and goodwill of the Company, we recorded a partial impairment of the goodwill recorded as part of the Media Resolutions and UDT Consulting acquisitions of $119,000. In 2003, due to the loss of several significant UDT contracts and an overall decline in the market, the Company ceased the separate operations of UDT and a full impairment of the $1.05 million goodwill recorded in the acquisition of UDT was recorded. Additionally, in 2003, the intangible recorded in conjunction with the acquisition of the “Axtive” name with a carrying value of $177,000 was determined to be impaired and was written-off.

Interest Expense. Interest expense increased $950,800 to $1.26 million for the year ended December 31, 2004 from $313,700 for the year ended December 31, 2003. Interest expense for 2003 primarily included the cost of factoring receivables by our subsidiary, UDT Consulting, and seven month’s interest expense on the installment note and settlement agreements entered into as a result of the ThinkSpark acquisition. Interest expense for 2004 reflects interest expense related to the amortization of debt discounts (see further discussion in Note 8, “Financing Transactions”), interest expense on the installment note and settlement agreements entered into as a result of the ThinkSpark acquisition, interest expense on the senior secured convertible variable rate term note entered into with Laurus Master Fund, Ltd. (see further discussion in Note 8, “Financing Transactions”) and interest expense on a settlement note, a short-term note payable and capital lease obligations entered into during the year ended December 31, 2004. Additionally, in 2004, the Company began amortizing deferred financing fees recorded in conjunction with the three-year senior secured convertible variable rate term note entered into with Laurus Master Fund, Ltd.

Management Fees. Management fees for the years ended December 31, 2003 and 2004 consist of fees we charged PurchasePooling Solutions, Inc. and Demand Aggregation Solutions, LLC (“DAS”), respectively, for services of our Chief Executive Officer, President and other Axtive employees to manage the day-to-day affairs of PurchasePooling and DAS. See Note 5, “Related Party Transactions,” to our consolidated financial statements included elsewhere in this report

Write-off of Due from Stockholder. During the year ended December 31, 2004, the Company determined collection of trade accounts receivable of $494,700, management fees receivable of $500,000 and advances due from DAS of $386,600 recorded under the terms of a management agreement with DAS was not likely. As a result, all amounts due to the Company from DAS totaling $1.38 million were written-off. See Note 5, “Related Party Transactions,” to our consolidated financial statements included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had cash and cash equivalents of $21,700 and a working capital deficit of $7.9 million, compared to cash and cash equivalents of $146,100 and a working capital deficit of $7.8 million at December 31, 2003. During 2004, net cash used in operating activities was $893,600 as compared to $1.47 million in 2003. The decrease in cash flow from operations in 2004 is primarily the net result of cash used by the net loss of $9.9 million offset by adjustment for non-cash expenses totaling $8.4 million and a net change in all other assets and liabilities of $691,200. During 2003, net cash used in operating activities was $1.47 million. The decrease in cash flow from operations in 2003 is primarily the net result of the following: (1) cash used by the net loss of $2.63 million after adjustment for non-cash expenses, (2) an increase in accounts payable of $1.27 million as a result of the ThinkSpark acquisition, and (3) a net change in all other assets and liabilities of $115,000.

During 2004, net cash used in investing activities was $464,600 as compared to $745,500 in 2003. Net cash used in investing activities in 2004 was primarily related to advances to DAS of $488,500. The year 2003 use was due primarily to settlements of prior acquisitions in the amount of $189,700, management fees receivable and advances due from stockholder in the amount of $395,100 and the acquisition of ThinkSpark, net of cash received, in the amount of $179,100.

During 2004, net cash provided by financing activities was $1.23 million as compared to $1.92 million in 2003. Net cash provided in 2004 included $2.15 million in proceeds from the issuance of common stock, net of costs, and $389,600 in proceeds from the issuance of short-term debt offset by $294,100 in payments of deferred financing fees, $669,600 in payments of long-term debt and settlements notes entered into in connection with the ThinkSpark acquisition, $293,900 in payments of related party short-term notes, and $51,300 in payments of lease termination settlements and capital lease obligations. Net cash provided in 2003 included $2.3 million in proceeds from the issuance of preferred stock and warrants, and $700,000 in proceeds from related parties offset by $1.0 million in payments of long-term debt, settlements notes and other short-term notes entered into in connection with the ThinkSpark acquisition.

At February 28, 2005, we had cash and cash equivalents of $26,000 and a working capital deficit of $7.9 million.

The Company has an estimated federal and state payroll tax obligation of $425,600 at December 31, 2004. The Company estimated this obligation to be the amounts withheld from employees and the employer portion of Social Security Federal Tax Obligation, including past due amounts of $282,400 from the second quarter and third quarter of 2004, an estimated accrual of $81,500 for related penalties and interest and $61,700 for current payroll tax obligations as of December 31, 2004. The Company additionally had an estimated 401(k) obligation of $94,800 at December 31, 2004. The Company estimated this obligation to be the amounts withheld from employees, including past due amounts of $35,100 from the second quarter and third quarter of 2004, estimated excise taxes and lost earnings of $50,600 due to the 401(k) participants for late contributions made during 2003 and the year ended December 31, 2004 and $9,100 of current obligations. Subsequent to December 31, 2004, the Company proposed a plan to the Internal Revenue Service (“IRS”) whereby the Company would pay monthly installments of $15,500 to the IRS until the Company’s obligation for payroll taxes and related penalties and interest was paid in full. This installment plan is contingent upon final approval by the IRS and it is not known if final approval will be received.

Concurrent with the ThinkSpark acquisition, the Company entered into an Assignment and Assumption Agreement to assume $5.0 million of debt of ThinkSpark outstanding with Merrill Lynch Business Financial Services, Inc. (“MLBFS”). As of December 31, 2004, the amount outstanding was $4.7 million, including past due monthly payments of principal totaling $211,136. The debt assumed is secured by all of the assets of ThinkSpark, although Merrill Lynch agreed to subordinate its liens on up to $1.0 million of accounts receivable of ThinkSpark under certain circumstances. The debt is also guaranteed by the remaining subsidiaries of Axtive. The debt is payable in monthly installments of $55,000 including 6% interest in year one, and monthly installments of $60,000 including 8% interest in year two, with the remaining balance due on June 1, 2005. In December 2004, the Company received a written notice of default and demand for payment from MLBFS. The notice states that various unspecified defaults and events of defaults have occurred and are continuing under the loan documents. Accordingly, MLBFS accelerated the full amount of the outstanding debt and notified the Company that the debt was immediately due and payable. Subsequent to December 31, 2004, the Company is continuing to communicate with MLBFS through legal counsel in an attempt to resolve the outstanding defaults and cause MLBFS to withdraw the notice of acceleration and demand for payment. The Company can, however, give no assurances that it will be successful in this attempt. If the attempt is not successful, MLBFS may exercise remedies available to it under the loan documents or otherwise under applicable law, including foreclosure of its security interest in the ThinkSpark assets or enforcement of the subsidiary guaranties.

Also concurrent with the ThinkSpark acquisition, the Company entered into various other settlement agreements with former landlords, customers, and employees of ThinkSpark. In April 2004, a mutual release and escrow agreement was entered into with one of the former customers and the related $235,100 promissory note was settled (see further discussion at Note 15, “Commitments and Contingencies”, to our consolidated financial statements included elsewhere in this report). In May 2004, an additional settlement totaling $157,800 was entered into with the current landlord for past due 2002 rent and other unpaid expenses. In July 2004, the Company made final and full payment on a settlement note payable to one of the former customers (see further discussion at Note 15, “Commitments and Contingencies”, to our consolidated financial statements included elsewhere in this report). In August 2004, the Company restructured a settlement obligation to a former employee and shareholder to reduce the amount due under the settlement note payable (see further discussion at Note 15, “Commitments and Contingencies”, to our consolidated financial statements included elsewhere in this report). In August 2004, the Company entered into a payment agreement with Oracle Corporation to pay $272,500 of past due invoices over a period of five fiscal quarters. In October 2004, a settlement for $50,000 was entered into with a landlord for early termination of a lease of office space in Oklahoma City. In November 2004, a settlement for $30,000 was entered into with a landlord for early termination of a lease of office space in Austin. Of the remaining settlements, $500,000 bears interest of 6% and is due and payable within twenty-four months of execution, $157,800 bears interest of 10% and is due and payable within 40 months of execution, and $601,300 bears no interest and is due and payable within four months to twelve months of execution. As of December 31, 2004, the balance remaining due and outstanding is $1.04 million, including past due amounts of $454,400, and is classified as “Settlement notes payable” in the consolidated balance sheets included in this report.

In July 2004, the Company entered into an addendum to a matured operating lease with GE Capital Corporation to finance the purchase of furniture and equipment for approximately $185,000. The addendum provides for financing of the amount due for a term of 24 months, at 9.5% interest, with a purchase option of $1.00 upon full payment. A payment of $20,000 was paid upon signing of the addendum and a payment of $10,000 was paid in July 2004. There are 22 additional payments of $7,758, each due on the first day of each month beginning on August 1, 2004 and continuing through May 1, 2006. As of December 31, 2004, the balance remaining due and outstanding is $122,900 and is included in “Capital lease obligations” in the consolidated balance sheets included in this report.

During late 2003 and early 2004, in a private notes offering (see further discussion at Note 8, “Financing Transactions,” to our consolidated financial statements included elsewhere in this report), we issued 12% promissory notes totaling approximately $852,000 to several of the Company’s investors and issued warrants to purchase 4,259,145 shares of common stock at a per share price of $1.10. Of the $852,000, we received approximately $370,000 in cash with the balance funded with the proceeds from the repayment of the principal amounts plus accrued and unpaid interest of previous short-term notes. The proceeds from these notes were used for working capital and general corporate purposes. As part of a private common stock offering by the Company in February 2004 (see further discussion at Note 8, “Financing Transactions,” to our consolidated financial statements included elsewhere in this report), all but one of the 12% promissory notes totaling approximately $802,000 and the related warrants were converted into 10,435,903 shares of the Company’s common stock. The remaining note, of approximately $50,000, and all accrued and unpaid interest was paid in full in February 2004 and the related warrant was forfeited.

During the period February to December 2004, as part of the February 2004 private offering as described under “Recent Sales of Unregistered Securities,” we issued 39,375,641 shares of our common stock to several of the Company’s existing investors at $0.07687 per share. We received cash proceeds of approximately $2.2 million, all of which has been or will be used for working capital and general corporate purposes.

Additionally, as part of the February 2004 private offering, the holders of the Series A Preferred Stock elected to convert all of their outstanding shares into common stock and agreed to waive and terminate all warrants issued in conjunction with their previous purchases of Series A Preferred Stock.

In July 2004, the Company entered into a three-year senior secured convertible variable rate term note, for an aggregate principal amount of $4,000,000 with Laurus Master Fund, Ltd. To date, no amounts have been advanced under this note. The note bears a variable interest rate of Wall Street Journal Prime plus 2%, with a 6% minimum, subject to possible future adjustments based on our common stock price that may reduce the rate. The repayment terms consist of monthly amortizing payments of the outstanding principal plus interest, both payable in either cash or Axtive common stock, or a combination thereof. The net note proceeds of $3.8 million, after payment of fees and expenses, were required to be placed in a restricted cash account under the dominion and control of Laurus. The net note proceeds are intended to be used solely for acquisitions and any release of the proceeds is subject to the approval of Laurus. The note is secured by the depositary account and any funds distributed from the account will be secured by the accounts receivable and other assets of any acquired company, as well as pledge of its capital stock or other equity. If the Company elects or is required to make payments under the note in cash, the payments will be at 101% of the monthly principal amount due. If the Company satisfies certain conditions to make payments with shares of its common stock, the number of shares will be determined based upon a fixed conversion price of $0.40, which is based upon 102% of the 10-day average closing prices prior to the closing and which will remain fixed for the term of the note subject to adjustments upon the occurrence of certain events. Generally, if the Company elects to prepay all or part of the outstanding principal of the note, it will be subject to substantial prepayment penalties of 20% or 30%. The Company also issued Laurus warrants to purchase 750,000 shares of Axtive common stock at an exercise price equal to 120% of the fixed conversion price, or $0.48 per share.

We incurred a net loss for the year ended December 31, 2004 of $9.9 million. In addition to the Company’s past due amounts with respect to the MLBFS debt and certain other of its settlement notes debt and its outstanding payroll tax and 401(k) obligations, we have past due professional services payments and accounts payable.

We expect our liquidity to remain tight both in the short term and for the next 12 months. We believe our current cash reserves and cash flows generated by our acquired companies will not be sufficient to meet our short-term operating needs or the anticipated needs of the Company’s operations for the next 12 months. While we have a level of comfort as to the projected cash flows generated by our operating companies, we are relying on projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity. The Company’s inability to obtain adequate additional funding in a timely manner or generate revenue sufficient to offset the operating costs associated with executing our current business plan could have a material adverse effect on the Company’s ability to continue as a going concern.

We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. There can be no assurance that future financings can be completed, whether at all or in a timely manner to meet our capital requirements.

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

The Company has also earned revenues from providing education services. Education revenues include amounts billed for providing training seminars at Company-owned and third-party facilities. Revenues from Company-organized courses are reported on a gross basis. Revenues from training courses conducted for Oracle Corporation are recorded on a net basis, as the Company receives a percentage of the amounts billed to participants. Cost of revenues for education revenues includes salaries, benefits, and other direct expenses related to providing education services. Education revenues totaled less than 10% of total revenues for the years ended December 31, 2003 and 2004. Effective April 1, 2004, our contract to provide Oracle training courses was terminated.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed an annual impairment test of goodwill in the third quarter of 2002, and had valuation reports prepared by a third party to assist us in our annual impairment tests of goodwill in the third and fourth quarters of 2003. Due to an overall decline in business, of approximately $906,000 of goodwill recorded in the acquisition of The Visionary Group, $600,000 was written off in September 2002, and the balance was written off in December 2002; of approximately

$477,000 of goodwill recorded in the acquisition of Media Resolutions, Inc., $119,000 was written off in September 2003; and of approximately $1.05 million of goodwill recorded in the acquisition of Universal Data Technology, Inc., $100,000 was written off in September 2003, and the balance was written off in December 2003. Due to the termination of ThinkSpark’s contract as an Oracle Approved Education Center and an authorized reseller of Oracle education prepaid credits, the purchase price recorded as part of the ThinkSpark acquisition that was allocated to intangible assets and identified as “Oracle partnership” with a carrying value of approximately $303,000 was written off in June 2004. In 2004, the Company determined non-compete agreements with ThinkSpark employees entered into at the time of the ThinkSpark acquisition were not enforceable and, accordingly, had no value. As a result, in 2004, the purchase price recorded as part of the ThinkSpark acquisition that was allocated to intangible assets and identified as “Non-compete agreements” with a carrying value of approximately $138,000 was written-off. Additionally, the intangible asset recorded for the Axtive trademark was written off in December 2003. In accordance with SFAS No. 142, in the third and fourth quarters of 2004, the Company performed annual impairment tests of goodwill recorded in the acquisitions of Media Resolutions, Inc., Virtually There, Inc. and ThinkSpark Corporation. Based on the results of these tests, it was determined the goodwill recorded in the acquisitions of Media Resolutions, Inc. and Virtually There, Inc. was not impaired. Also as a result of these tests, of the approximately $2.5 million of goodwill recorded in the ThinkSpark Corporation acquisition, $1.8 million was written-off in December 2004.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Axtive Corporation

We have audited the accompanying consolidated balance sheets of Axtive Corporation and Subsidiaries (the “Company”), as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axtive Corporation and Subsidiaries as of December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of approximately $9.9 million during the year ended December 31, 2004, and, as of December 31, 2004, the Company’s current liabilities exceeded its current assets by approximately $7.9 million. Additionally, the Company is in default on certain debt which is secured by all of the assets of the Company’s largest subsidiary and guaranteed by the remaining subsidiaries of the Company. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBA GROUP LLP

Dallas, Texas

February 25, 2005

AXTIVE CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
CURRENT ASSETS
Cash and cash equivalents	$146,055	$21,728
Accounts receivable, net of allowance for doubtful accounts of $149,325 and $101,382 at December 31, 2003 and 2004, respectively	1,816,278	824,513
Other current assets	225,128	163,841

Total current assets	2,187,461	1,010,082

NON-CURRENT ASSETS
Property and equipment, net	471,697	441,965
Goodwill, net	3,579,608	1,755,530
Intangible assets, net	3,097,515	1,645,897
Deferred financing fees, net	—	518,592
Other assets	36,168	31,003

TOTAL ASSETS	$9,372,449	$5,403,069

CURRENT LIABILITIES
Accounts payable	$1,982,803	$960,285
Accrued expenses	628,246	1,607,398
Short-term notes payable	100,000	100,000
Short-term notes payable - related parties, net of debt discount of $108,794 and $0 at December 31, 2003 and 2004, respectively	607,491	9,824
Current portion - long-term debt	4,883,646	4,664,672
Current portion - settlement notes payable	1,006,199	949,650
Current portion - capital lease obligations	12,913	119,056
Lease termination liability	236,650	122,336
Other current liabilities	542,696	332,795

Total current liabilities	10,000,644	8,866,016

NON-CURRENT LIABILITIES
Settlement notes payable, less current portion	173,359	85,405
Capital lease obligations, less current portion	8,339	85,601
Other non-current liabilities	45,396	—

Total non-current liabilities	227,094	171,006

TOTAL LIABILITIES	10,227,738	9,037,022

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $.01 par value, 5,000,000 shares authorized, 6,825 issued and outstanding at December 31, 2003, net of discount; liquidation preference of $6,825,000, and none issued and outstanding at December 31, 2004	5,871,440	—
Common stock, $.01 par value, 100,000,000 shares authorized, 2,195,688 issued at December 31, 2003 and 49,319,550 issued at December 31, 2004	21,957	493,196
Additional paid in capital	43,063,909	55,240,581
Treasury shares (32,589 shares and 76,807 shares at December 31, 2003 and December 31, 2004, respectively)	(326)	(768)
Accumulated deficit	(49,417,132)	(59,366,962)
Management fees receivable and advances due from stockholder	(395,137)	—

TOTAL STOCKHOLDERS’ DEFICIT	(855,289)	(3,633,953)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,372,449	$5,403,069

The accompanying notes are an integral part of these consolidated financial statements.

AXTIVE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2003	2004
Net revenues	$8,828,091	$6,893,950
Cost of revenues	(5,251,183)	(3,828,132)

Gross profit	3,576,908	3,065,818

Operating expenses
General and administrative	6,214,010	4,240,865
Depreciation and amortization	1,010,961	1,260,741
Loss on sale of property and equipment	—	49,395
(Gain) loss on extinguishment of debt	(390,619)	2,687,947
Impairment of assets	1,347,997	2,265,265

Total operating expenses	8,182,349	10,504,213

Operating loss	(4,605,441)	(7,438,395)

Other income (expense)
Interest expense	(313,719)	(1,264,517)
Management fee income, related party	200,000	240,000
Write-off of due from stockholder	—	(1,381,358)
Other income (expense), net	(111,470)	(105,560)

Total other income (expense), net	(225,189)	(2,511,435)

Net loss	(4,830,630)	(9,949,830)

Provision for preferred stock dividends	(470,580)	(91,197)
Amortization of discount on preferred stock	(429,934)	—
Gain on settlement of preferred stock dividends with common stock	—	353,985

Net loss attributed to common stockholders	$(5,731,144)	$(9,687,042)

Net loss per share attributed to common stockholders, basic and diluted	$(2.80)	$(0.27)

Weighted average common shares outstanding, basic and diluted	2,046,783	35,756,101

The accompanying notes are an integral part of these consolidated financial statements.

AXTIVE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional Paid in Capital	Management Fees Receivable and Advances Due From Stockholder	Treasury Stock	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2002	1,904,005	$19,040	4,440	$3,925,572	$42,095,640	$—	$—	$(44,586,502)	$1,442,892

- Issuance of Series A Preferred Stock and Warrants, Net of Offering Costs of $124,000	—	—	2,385	1,849,934	411,000	—	—	—	2,260,934
- Issuance of Warrants and Stock for Services	140,000	1,400	—	—	116,600	—	—	—	118,000
- Amortization Of Preferred Stock Beneficial Conversion Feature	—	—	—	95,934	(95,934)	—	—	—	—
- Issuance of Common Stock to Settle Liability (see Note 12)	121,915	1,219	—	—	(1,219)	—	—	—	—
- Additional Shares Issued for Acquisition of Assets	29,768	298	—	—	14,702	—	—	—	15,000
- Issuance of Warrants to Settle Note Payable	—	—	—	—	414,000	—	—	—	414,000
- Issuance of Warrants to Investors in Connection With Obtaining Debt Financing	—	—	—	—	108,794	—	—	—	108,794
- Treasury Stock Acquired (see Note 12)	—	—	—	—	326	—	(326)	—	—
- Management Fees Receivable and Advances Due From Stockholder	—	—	—	—	—	(395,137)	—	—	(395,137)
- Realized Loss on Sale of Marketable Securities	—	—	—	—	—	—	—	—	10,858
- Net Loss	—	—	—	—		—	—	(4,830,630)	(4,830,630)

Balance December 31, 2003	2,195,688	21,957	6,825	5,871,440	43,063,909	(395,137)	(326)	(49,417,132)	(855,289)

- Sale of Common Stock, Net of Offering Costs of $71,522	28,939,738	289,398			1,863,695				2,153,093
- Conversion of Preferred Stock and Dividends to Common Stock	7,648,221	76,482	(6,825)	(5,871,440)	5,794,958	—	—	—	—
- Conversion of Notes Payable and Warrants to Common Stock	10,435,903	104,359	—	—	3,589,618	—	—	—	3,693,977
- Management Fees Receivable and Advances Due From Stockholder	—	—	—	—	—	(488,509)	—	—	(488,509)
-Treasury Stock Acquired (See Note 12)	—	—	—	—	442	—	(442)	—	—
- Issuance of Stock to Settle Note Payable	100,000	1,000	—	—	44,000	—	—	—	45,000
- Fair Value of Warrants Issued in Connection with Financing	—	—	—	—	883,959	—	—	—	883,959
- Write-off of Due from Stockholder	—	—	—	—		883,646	—	—	883,646
- Net Loss	—	—	—	—				(9,949,830)	(9,949,830)

Balance December 31, 2004	49,319,550	$493,196	—	$—	$55,240,581	$—	$(768)	$(59,366,962)	$(3,633,953)

The accompanying notes are an integral part of this consolidated financial statement.

AXTIVE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,830,630)	$(9,949,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	90,707	(47,943)
Depreciation and amortization	1,010,961	1,260,741
Impairment of assets	1,347,997	2,265,265
(Gain) loss on extinguishment of debt	(390,619)	2,687,947
Loss on disposal of fixed assets	3,258	49,395
Common stock and warrants issued for services	118,000	—
Amortization of deferred financing fees	—	75,502
Amortization of debt discount	—	692,754
(Gain) loss on sale of marketable securities	21,654	—
Write-off of amounts due from stockholder	—	1,381,358
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	177,680	361,346
Other current assets	(18,136)	61,287
Other assets	3,312	5,164
Accounts payable	1,271,996	(388,654)
Accrued liabilities	(330,939)	268,887
Other current liabilities	(147,506)	383,209
Other non-current liabilities	200,625	—

Net cash used in operating activities	(1,471,640)	(893,572)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	2,395	(8,243)
Proceeds from the sale of fixed assets	—	32,132
Acquisition of subsidiaries, net of cash received	(179,091)	—
Settlements of prior acquisitions	(189,710)	—
Proceeds from the sale of marketable securities	16,077	—
Advances to affiliated company	(395,137)	(488,509)

Net cash used in investing activities	(745,466)	(464,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Common Stock	—	2,153,093
Proceeds from the issuance of preferred stock and warrants	2,176,818	—
Deferred financing fees	—	(294,094)
Payments on long-term debt	(116,354)	(218,974)
Proceeds from short-term debt (including $0 and $707,549 from related parties, respectively)	716,284	389,649
Payment on lease terminations	—	(35,792)
Payment of settlement notes	(490,245)	(450,662)
Payment of related party debt	—	(293,896)
Payment of short-term notes payable	(324,893)	—
Principal payments under capital leases	(42,724)	(15,458)

Net cash provided by financing activities	1,918,886	1,233,865

NET CHANGE IN CASH AND CASH EQUIVALENTS	(298,220)	(124,327)
Cash and cash equivalents, beginning of year	444,275	146,055

Cash and cash equivalents, end of year	$146,055	$21,728

The accompanying notes are an integral part of these consolidated financial statements.

AXTIVE CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2003	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$202,383	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Fair value of warrants issued in connection with sale of preferred stock	$411,000	$—
Fair value of warrants issued to settle a note payable	$414,000	$—
Amortization of preferred stock beneficial conversion feature	$429,934	$—
Issuance of common stock as collateral	$12,191	$—
Issuance of notes payable in connection with acquisition of ThinkSpark	$181,440	$—
Preferred stock issued in satisfaction of note payable	$84,115	$—
Issuance of common stock as payment for assets	$15,000	$—
Related party notes settled through the issuance of common stock	$—	$802,214
Settlement notes settled through issuance of common stock	$—	$45,000
Conversion of preferred stock and dividends to common stock	$—	$5,871,440
Fair value of warrants issued in connection with obtaining debt financing	$108,794	$883,959
Fair value of common stock issued as settlement of related party notes	$—	$5,999,863
Fair value of warrants converted to common stock	$—	$2,305,886
Issuance of note payable as settlement of accounts payable	$—	$415,253
Settlement resulting in offset of notes payable and accounts payable against accounts receivable	$—	$180,650
Property and equipment acquired with a capital lease	$—	$198,863
Property and equipment acquired with a note payable	$—	$94,997

The accompanying notes are an integral part of these consolidated financial statements.

AXTIVE CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2004

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

Property and Equipment

Property and equipment, comprised primarily of computer equipment, software and office equipment, are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets that range from 3 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life of the related asset. Expenditures for maintenance and repairs are charged against income as incurred and betterments are capitalized.

Long-Lived Assets

We follow Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under the provisions of this statement, we have evaluated our long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

The Company has also earned revenues from providing education services. Education revenues include amounts billed for providing training seminars at Company-owned and third-party facilities. Revenues from Company-organized courses are reported on a gross basis. Revenues from training courses conducted for Oracle Corporation are recorded on a net basis, as the Company receives a percentage of the amounts billed to participants. Cost of revenues for education revenues includes salaries, benefits, and other direct expenses related to providing education services. Education revenues totaled less than 10% of total revenues for the years ended December 31, 2003 and 2004. Effective April 1, 2004, our contract to provide Oracle training courses was terminated.

Principles of Consolidation

The Company’s consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No, 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. In accordance with SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS No. 142, the Company performs an annual impairment test of goodwill. Due to an overall decline in business, of approximately $477,000 of goodwill recorded in the acquisition of Media Resolutions, Inc., $119,000 was written off in September 2003; and of approximately $1.05 million of goodwill recorded in the acquisition of Universal Data Technology, Inc., $100,000 was written off in September 2003, and the balance was written off in December 2003. Due to the termination of ThinkSpark’s contract as an Oracle Approved Education Center and an authorized reseller of Oracle education prepaid credits, the purchase price recorded as part of the ThinkSpark acquisition that was allocated to intangible assets and identified as “Oracle partnership” with a carrying value of approximately $303,000 was written off in June 2004. In December 2004, we determined that non-compete agreements with ThinkSpark employees entered into at the time of the ThinkSpark acquisition were not enforceable and, accordingly, had no value. As a result, in December 2004, the purchase price recorded as part of the ThinkSpark acquisition that was allocated to intangible assets and identified as “Non-compete agreements” with a carrying value of approximately $138,000 was written-off. In accordance with SFAS No. 142, during 2004 the Company performed annual impairment tests of goodwill recorded in the acquisitions of Media Resolutions, Inc., Virtually There, Inc. and ThinkSpark Corporation. Based on the results of these tests, it was determined the goodwill recorded in the acquisitions of Media Resolutions, Inc. and Virtually There, Inc. was not impaired. Also as a result of these tests, of the approximately $2.5 million of goodwill recorded in connection with the ThinkSpark Corporation acquisition, $1.8M was written-off in December 2004. No other events or circumstances have occurred that would indicate the remaining intangibles are impaired.

A summary of the changes in goodwill is as follows:

Net carrying value at December 31, 2002	$2,247,714
Acquisition of ThinkSpark Corporation	2,507,544
Settlements of previous acquisitions	(5,290)
Impairment losses	(1,170,360)

Net carrying value at December 31, 2003	3,579,608
Impairment losses	(1,824,078)

Net carrying value at December 31, 2004	$1,755,530

Intangible assets consist of the following as of December 31:

	2003		2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements	$911,040	$328,334	$911,040	$847,921
Oracle partnership	661,792	193,023	661,792	661,792
Government contracts acquired	2,316,270	270,230	2,316,270	733,492

Total	$3,889,102	$791,587	$3,889,102	$2,243,205

Amortization expense related to the intangible assets totaled $741,177 and $1,010,432 for the years ended December 31, 2003 and 2004, respectively. The aggregate estimated future amortization expense for intangible assets remaining as of December 31, 2004 is as follows:

2005	$489,738
2006	489,738
2007	473,406
2008	193,015

Total	$1,645,897

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

Major Customers

During 2004, one customer accounted for approximately 24% of our total revenues and a second customer accounted for approximately 13% of our total revenues. The project for the customer accounting for approximately 13% of our total revenues was completed in 2004 and we do not expect significant future revenues from this customer. No other customer accounted for more than 5%.

During 2003, one customer accounted for approximately 12% of our total revenues. No other customer accounted for more than 7%.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, notes payable, accounts receivable and accounts payable as reflected in the accompanying consolidated balance sheets approximate fair value due to the short-term maturity of these instruments.

Loss per Share

Basic loss per share is calculated by dividing loss attributed to common stockholders by the weighted average number of shares of common stock outstanding during each period.

As of December 31, 2003 and 2004, due to our net losses, all shares of Common Stock issuable upon conversion of convertible stock and the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying consolidated statements of operations as their impact would be antidilutive. The aggregate number of potentially dilutive instruments including preferred stock, warrants and options excluded from the loss per share calculation for the years ended December 31, 2003 and 2004 are 11,935,763 and 3,436,984 respectively.

Accounting for Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company’s stock over the exercise price. Under APB Opinion No. 25, if the exercise price of an employee’s stock option equals or exceeds the fair market value of the Company’s stock on the date of grant, no compensation expense is recognized. The Company did not record compensation expense related to the issuance of stock options during the years ended December 31, 2003 and 2004. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure and amendment of FASB Statement No. 123,” net loss and loss per share would have been increased as indicated below:

	For the Year Ended December 31,
	2003	2004
Net loss attributed to common stockholders
As reported	$(5,731,144)	$(9,687,042)
Pro forma compensation expense	(1,790,224)	(848,579)

Pro forma	$(7,521,368)	$(10,535,621)

Basic and diluted loss per share
As reported	$(2.80)	$(0.27)
Pro forma	$(3.67)	$(0.29)

The assumptions used in determining the fair value of options granted for purposes of the preceding pro forma disclosures are included in Note 14.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective application method described in SFAS 123R. Under the modified prospective method, we will apply the standard to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the effective date will be recognized as compensation expense as the requisite service is rendered after the effective date.

We are evaluating the impact of adopting SFAS 123R and expect that after adoption we will record non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition or cash flows but may have a significant, adverse effect on our results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by us in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss attributed to common stockholders included in the Accounting for Stock Based Compensation policy footnote.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Axtive will continue as a going concern. We incurred net losses of approximately $4.8 million and $9.9 million during the years ended December 31, 2003 and 2004, respectively, and, as of those dates, our current liabilities exceeded our current assets by approximately $7.8 million and $7.9 million, respectively. Additionally, at December 31, 2004 we are not in compliance with certain performance covenants under the terms of our debt to Merrill Lynch Business Financial Services, Inc. (“MLBFS”) and had past due amounts totaling $665,500 related to the MLBFS debt and certain other settlement notes debt. MLBFS has notified us that we are in default of the loan agreement. The amount due to MLBFS is secured by all of the assets of our largest subsidiary, ThinkSpark, and guaranteed by the remaining subsidiaries. We also had estimated federal and state payroll tax obligations of $425,600 at December 31, 2004, including past due amounts, penalties and interest of $363,900. We also have an estimated accrual for interest and penalties, and estimated 401(k) employee withholding obligations of $94,800 at December 31, 2004, including past due amounts of $35,100 and estimated excise taxes and lost earnings for late contributions of $50,600. These factors, among others, raise substantial doubt about our ability to continue as a going concern. We expect our available resources to remain tight throughout 2005. We will look to additional fundraising activities, our current cash reserves and cash flows generated from operations to meet current liquidity requirements. While we have a level of comfort as to the projected cash flows generated by our acquired companies, we are relying on projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity. We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. There can be no assurance that future financings can be completed. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

3. ACQUISITION OF THINKSPARK CORPORATION

In May 2003, we acquired ThinkSpark Corporation and its subsidiaries (“ThinkSpark”), a professional services firm providing IT Professional Services related to Oracle database software. ThinkSpark is headquartered in Dallas, Texas with an additional office in San Antonio. The Company believes ThinkSpark is a significant building block for growing Axtive’s IT professional services business in conjunction with executing the Company’s current business plan. As a result of the acquisition, the Company gained a management team with decades of professional service experience, an established and profitable partnership with Oracle, and numerous long-term government contracts. We assigned a value of $662,000 to non-compete agreements entered into by ThinkSpark management, amortizable over 2 years; $662,000 to the Oracle partnership, amortizable over 2 years; and approximately $2.3 million to the government contracts acquired, amortizable over 5 years; and approximately $2.5 million to goodwill.

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

Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the ThinkSpark acquisition had occurred on January 1, 2003.

For the Year Ended December 31, 2003
Revenues	$13,403,013
Net loss attributed to common stockholders	$(6,553,626)
Net loss per share attributed to common stockholders, basic and diluted	$(3.12)
Weighted average shares outstanding, basic and diluted	2,101,042

4. PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consist of the following:

	As of December 31,		Lives (Years)
	2003	2004
Machinery and computer equipment	$268,169	$500,263	5
Computer software	100,201	100,201	3-5
Office furniture and equipment	365,727	270,470	3
Leasehold improvements	100,639	95,430	3-7

	834,736	966,364
Less: accumulated depreciation and amortization	(363,039)	(524,399)

Property and equipment, net	$471,697	$441,965

Included in property and equipment costs at December 31, 2003 and 2004 is $21,518 and $218,014, respectively, of property and equipment under capital leases. The related amortization expense charged to operations for the years ended December 31, 2003 and 2004 was approximately $7,200 and $31,300, respectively.

5. RELATED PARTY TRANSACTIONS

PurchasePooling Solutions, Inc. and Demand Aggregation Solutions, LLC

In September 2000, we issued 264,485 shares of Axtive common stock to PurchasePooling Investment Fund in return for 9,593,824 shares of Series A Convertible Preferred Stock of PurchasePooling Solutions, Inc. (“PurchasePooling”), a start up web-based demand aggregator working toward enabling government and educational entities to save significantly on large-ticket capital items by combining their purchasing power nationwide and globally. In December 2000, we invested an additional $620,000 in PurchasePooling in return for 2,214,285 shares of its Series C Convertible Preferred Stock. In December 2000, we entered into a management agreement with PurchasePooling, in which PurchasePooling pays us a management fee ranging from $15,000 to $30,000 per month in return for the services provided by our President and other Axtive employees. We recognized $50,000 in management fees from PurchasePooling during 2003. Of such amount, $10,000 is reflected as a reduction of management salaries and included in “General and administrative” expenses, with the balance reflected as “Management fees, related party” in the accompanying consolidated statements of operations for 2003.

In October 2001, we participated in the amount of $400,000 in a syndicated loan to PurchasePooling in the total amount of $1,600,000. The loan was considered impaired and written off by the Company during 2001. In February 2003, the lenders to PurchasePooling (including Axtive) declared the loan to PurchasePooling in default and foreclosed upon the assets of the company. The previous lenders formed a new entity, Demand Aggregation Solutions, LLC (“DAS”), to hold the assets, and Axtive, under a management agreement, has agreed to manage the affairs of DAS in exchange for a management fee of $25,000 per month beginning in May 2003. We recognized $200,000 and $300,000 in management fees from DAS during 2003 and 2004, respectively. Of such amounts, $40,000 and $60,000 is reflected as a reduction of management salaries and included in “General and administrative” expenses, with the balance reflected as “Management fees, related party” in the accompanying consolidated statements of operations for 2003 and 2004, respectively. Stemming from Axtive’s participation in the loan, the Company has a 25% membership interest in DAS that is subject to forfeiture if Axtive breaches its obligations under the management agreement. Additionally, the management agreement with DAS obligates Axtive to advance DAS amounts for working capital needs and provides that Axtive is not required to make any advances in excess of $50,000 per month on average nor in excess of $1.2 million in the aggregate over the three year life of the agreement. DAS is to pay all amounts due and owing to Axtive pursuant to the terms of the management agreement from its surplus cash flow and from the aggregate proceeds of any sale of all or substantially all of the assets of DAS. Since the inception of the management agreement, as of December 31, 2004, Axtive has provided consulting and software development services to DAS for which Axtive has recorded trade accounts receivable in the amount of $494,700, advanced DAS $386,600 for other working capital needs and recorded management fee revenue of $500,000. In December 2004, Axtive determined DAS’s ability to generate sufficient cash flow or to sell all or substantially all of the assets of DAS to pay the amounts due was not likely and all amounts due from DAS totaling $1.38 million were written-off.

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

On July 1, 2003, we issued 29,768 restricted shares of our common stock, valued at $15,000, to TSTC International Holding Company, formerly known as Axtive Software Corporation. These shares constituted an additional payment due to TSTC in connection with our June 2002 purchase discussed above. We were obligated to issue the additional restricted shares, not in excess of 29,768 shares, if the market price of our common stock had not been at or above $7.50 within the one-year period after our purchase. G.C. “Scooter” Beachum, our President and Chief Operating Officer, is the sole shareholder and director of TSTC. The issuance of the restricted shares of common stock did not involve a public offering. In December 2003, we determined that the entire intangible was impaired, and wrote off the carrying value totaling approximately $177,000.

6. ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	As of December 31,
	2003	2004
Professional fees	$65,938	$44,160
Interest and related fees	59,391	518,077
Salaries, bonuses and benefits	323,477	193,079
401(K) amounts	52,603	94,753
Payroll taxes	9,369	425,592
Other	117,468	331,737

	$628,246	$1,607,398

The Company has an estimated federal and state payroll tax obligation of approximately $425,600 at December 31, 2004. The Company estimated this obligation to be the amounts withheld from employees and the employer portion of Social Security Federal Tax Obligation, including past due amounts of $282,400 from the second quarter and third quarter of 2004, an estimated accrual of $81,500 for related penalties and interest and current payroll tax obligations of $61,700. The Company additionally had an estimated 401(k) obligation of $94,800 at December 31, 2004. The Company estimated this obligation to be the amounts withheld from employees, including past due amounts of $35,100 from the second quarter and third quarter of 2004, estimated excise taxes and lost earnings of $50,600 due to the 401(k) participants for late contributions made during 2003 and 2004 and current amounts withheld of $9,100.

7. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows:

	As of December 31,
	2003	2004
Liabilities assumed in acquisitions	$382,380	$237,879
Amounts due on receivables sold	11,232	—
Customer deposits	65,496	25,496
Deferred revenue	83,588	69,420

	$542,696	$332,795

8. FINANCING TRANSACTIONS

12% Promissory Notes

In a private notes offering, on December 15, 2003, we issued G.C. “Scooter” Beachum a 12% promissory note in the amount of $13,441 and issued a warrant to purchase 67,205 shares of common stock at a per share price of $1.10. The 12% promissory note had a December 15, 2004 maturity date and was secured by the Company’s assets, including stock of its subsidiaries and other equity investments. Interest on the note was payable quarterly, in arrears, on the last day of March, June, September and December of each year until the maturity date, commencing March 31, 2004. The warrant was valued at $11,521 using the Black-Scholes model and was recorded as a debt discount. The debt discount was amortized to interest expense over the term of the note. The note was funded with the proceeds from the repayment of the principal amount plus accrued and unpaid interest of a previous short-term loan. As part of the Private Placement of Common Stock by the Company in February 2004, discussed below, the note (based on the outstanding principal balance) and the related warrant were converted into 174,854 shares of the Company’s common stock. The fair market value of the common stock issued in the conversion of this note was $99,666. The value of the warrant, using the Black-Scholes model, on the conversion date was $38,306. As the fair market value of the common stock issued was greater than the amount owed under the note plus the value of the warrant, a loss on extinguishment of debt was recorded for the difference, which totaled $47,919. Upon settlement of this liability, the unamortized debt discount related to the note totaling $9,223 was charged to interest expense.

On December 15, 2003, as part of the same private notes offering, we issued three of the Company’s investors, US Technology Investors LLC, Paul Morris and Jack E. Brown 12% promissory notes in the amounts of $43,900, $20,000 and $56,410, respectively and issued warrants to purchase 219,500, 100,000 and 282,050, respectively, shares of common stock at a per share price of $1.10. The 12% promissory notes and the warrants had the same terms as described above, including security for the notes. The warrants were valued at $35,120, $16,000 and $46,154, respectively, using the Black-Scholes model and were recorded as a debt discount. The debt discount was amortized to interest expense over the term of the note. The proceeds from the issuance of the notes were used for working capital. As part of the February 2004 Private Placement of Common Stock, discussed below, these notes (based on the outstanding principal balances) and the related warrants were converted into 1,565,099 shares of the Company’s common stock. The fair market value of the common stock issued in the conversion of these notes was $943,505. The value of the warrants, using the Black-Scholes model, on the conversion date was $362,634. As the fair market value of the common stock issued was greater than the amount owed under the notes plus the value of the warrants, a loss on extinguishment of debt was recorded for the difference, which totaled $460,561. Upon settlement of this liability, the unamortized debt discount related to the notes totaling $78,266 was charged to interest expense.

On January 15, 2004, as part of the private notes offering begun in December 2003, we issued GCA Strategic Investment Fund Limited a 12% promissory note in the amount of $668,463 and issued a warrant to purchase 3,342,315 shares of common stock at a per share price of $1.10. The 12% promissory note and the warrant had the same terms as described above, including security for the notes. The warrant was valued at $557,971 using the Black-Scholes model and was recorded as a debt discount. The debt discount was amortized to interest expense over the term of the note. The Company received a cash payment of $200,000, with the balance of the note funded with the proceeds from the repayment of the principal amount plus accrued and unpaid interest of previous short-term loans. The proceeds from the issuance of the notes were used for working capital. As part of the February 2004 Private Placement of Common Stock, discussed below, the note (based on the outstanding principal balance) and the related warrant was converted into 8,695,951 shares of the Company’s common stock. The fair market value of the common stock issued in the conversion of this note was $4,956,692. The value of the warrant, using the Black-Scholes model, on the conversion date was $1,904,946. As the fair market value of the common stock issued was greater than the amount owed under the note plus the value of the warrant, a loss on extinguishment of debt was recorded for the difference, which totaled $2,383,283. Upon settlement of this liability, the unamortized debt discount related to the note totaling $493,942 was charged to interest expense.

On January 19, 2004, as part of the private notes offering begun in December 2003, we issued Agincourt, L.P. a 12% promissory note in the amount of $49,615 and issued a warrant to purchase 248,075 shares of common stock at a per share price of $1.10. The 12% promissory note and the warrant had the same terms as described above, including security for the notes. The warrant was valued at $25,989 using the Black-Scholes model and was recorded as a debt discount. The debt discount was amortized to interest expense over the term of the note. The proceeds from the issuance of the note were used for working capital. As part of the February 2004 common stock offering, in lieu of conversion, the principal and interest amounts due on the note were repaid and the related warrant was forfeited. Upon repayment of the note in full, the unamortized debt discount related to the note totaling $23,290 was charged to interest expense.

Short-term Advance

On February 20, 2004, Agincourt, L.P made a short-term advance to the Company in the amount of $126,523. The advance, which was used for working capital and general corporate purposes, was repaid in full on February 26, 2004.

Private Placement of Common Stock

Pursuant to a Subscription and Securities Purchase Agreement, dated February 26, 2004, we agreed to sell a total of 39,375,641 shares of our common stock at a purchase price of $.07687 per share to existing investors in a private offering. On February 26, 2004, we issued 23,459,087 of these shares and received gross proceeds of approximately $1.8 million, consisting of $1.05 million in cash and $760,000 in consideration of the conversion of promissory notes and related warrants issued by Axtive to certain of its shareholders. As a result of this transaction, the Company recorded a loss on extinquishment of debt of $2.7 million. Of the net cash proceeds, after paying legal expenses related to the offering, we used $167,000 to repay short-term notes and a 12% promissory note issued to one of our investors, $456,000 to satisfy past due liabilities and $296,000 to settle judgments and promissory notes from prior acquisitions. The balance was used for working capital and general corporate purposes. On March 5, 2004, as part of the February 2004 private offering, we issued 571,090 of our common stock at $0.07687 per share to one of our stockholders in consideration of the conversion of a promissory note totaling $43,900 and related warrants issued by Axtive. As a result of this transaction, the Company recorded a loss on extinguishment of debt of $188,200. These purchasers have demand registration rights beginning in February 2005, as well as incidental registration rights, with respect to the shares of common stock issued.

Pursuant to the terms of the February 2004 Purchase Agreement, two of the existing investors agreed to purchase the additional 15,345,464 shares of common stock on a monthly basis, in varying amounts, from March 2004 to November 2004. From March 2004 to December 2004, we received cash proceeds of $1.18 million from these additional purchases, all of which were used for working capital and general corporate purposes.

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

Dividends in Arrears

As part of the February 2004 private offering, the total of dividends in arrears at February 26, 2004 of $823,221 was converted into shares of common stock. The common shares were valued at $469,236 using the fair market value on the date of conversion. The gain on the payment of preferred stock dividends with common stock totals $353,985 and is included in “Net loss attributed to common stockholders” in the accompanying consolidated statements of operations. Undeclared dividends for the year ended December 31, 2004, calculated through February 26, 2004, on the preferred shares as of that date totaled $91,197 and are reflected in the computation of net loss attributable to common stockholders in the accompanying consolidated statements of operations.

Senior Secured Convertible Variable Rate Term Note

In July 2004, the Company entered into a three-year senior secured convertible variable rate term note, for an aggregate principal amount of $4,000,000 with Laurus Master Fund, Ltd (“Laurus”). To date no amounts have been borrowed under this note. The note bears a variable interest rate of Wall Street Journal Prime plus 2%, with a 6% minimum, subject to possible future adjustments based on our common stock price that may reduce the rate. As of December 31, 2004, the Company has recorded interest expense of $117,000. The repayment terms consist of monthly amortizing payments of the outstanding principal plus interest, both payable in either cash or Axtive common stock, or a combination thereof. The net note proceeds of $3.8 million, after payment of fees and expenses of $166,500, are required to be placed in a restricted cash account under the dominion and control of Laurus. The net note proceeds are solely intended to be used for acquisitions and any release of the proceeds is subject to the approval of Laurus. The note is secured by the depositary account and any funds distributed from the account will be secured by the accounts receivable and other assets of any acquired company, as well as pledge of its capital stock or other equity. If the Company elects or is required to make payments under the note in cash, the payments will be at 101% of the monthly principal amount due. If the Company satisfies certain conditions to make payments with shares of its common stock, the number of shares will be determined based upon a fixed conversion price of $0.40, which is based upon 102% of the 10-day average closing prices prior to the closing and which will remain fixed for the term of the note subject to adjustments upon the occurrence of certain events. Generally, if the Company elects to prepay all or part of the outstanding principal of the note, it will be subject to substantial prepayment penalties of 20% or 30%. The Company also issued Laurus warrants to purchase 750,000 shares of Axtive common stock at an exercise price equal to 120% of the fixed conversion price, or $0.48 per share. The warrants were valued at $300,000 using the Black-Scholes model and are included in “Deferred financing fees” in the accompanying consolidated balance sheets. In addition to the value of the warrants, other fees and expenses of $294,100 incurred by the Company directly attributable to entering into the note with Laurus, including the $166,500 of expenses deducted from the gross proceeds of the note, have been recorded as “Deferred financing fees” in the accompanying consolidated balance sheets. These deferred financing fees are being amortized over the contractual term of the related note, which is three years.

9. LONG-TERM DEBT AND SETTLEMENT NOTES PAYABLE

Concurrent with the ThinkSpark acquisition, the Company entered into an Assignment and Assumption Agreement to assume $5.0 million of debt of ThinkSpark outstanding with Merrill Lynch Business Financial Services, Inc. (“MLBFS”). As of December 31, 2004, the total amount outstanding is $4.7 million, including past due monthly payments of principal totaling $211,136. The debt is secured by all of the assets of ThinkSpark, although Merrill Lynch agreed to subordinate its liens on up to $1.0 million of accounts receivable of ThinkSpark under certain circumstances. The debt is also guaranteed by the remaining subsidiaries of Axtive. The debt is payable in monthly installments of $55,000 including 6% interest in year one, and monthly installments of $60,000 including 8% interest in year two, with the remaining balance due on June 1, 2005. The Company also issued Merrill Lynch warrants to acquire 500,000 shares of Axtive’s common stock at $0.10 per share for a term of 10 years in exchange for Merrill Lynch’s assignment to Axtive and settlement of an additional $1.9 million of debt due from ThinkSpark. These warrants were valued at $414,000 using the Black-Scholes model on the date of grant.

In December 2004, the Company received a written notice of default and demand for payment from MLBFS. The notice states that various unspecified defaults and events of defaults have occurred and are continuing under the loan documents. Accordingly, MLBFS accelerated the full amount of the outstanding debt and notified the Company that the debt was immediately due and payable. Subsequent to December 31, 2004, the Company is continuing to communicate with MLBFS through legal counsel in an attempt to resolve the outstanding defaults and cause MLBFS to withdraw the notice of acceleration and demand for payment. The Company can, however, give no assurances that it will be successful in this attempt. If the attempt is not successful, MLBFS may exercise remedies available to it under the loan documents or otherwise under applicable law, including foreclosure of its security interest in the ThinkSpark assets or enforcement of the subsidiaries’ guaranties.

Also concurrent with the ThinkSpark acquisition, the Company entered into various other settlement agreements with former landlords, customers, and employees of ThinkSpark. In April 2004, a mutual release and escrow agreement was entered into with one of the former customers and the related $235,100 promissory note was settled (see further discussion at Note 15, “Commitments and Contingencies”). In May 2004, an additional settlement totaling $157,800 was entered into with the current landlord for past due 2002 rent and other unpaid expenses. In July 2004, the Company made final and full payment on a settlement note payable to one of the former customers (see further discussion at Note 15, “Commitments and Contingencies”). In August 2004, the Company restructured a settlement obligation to a former employee and shareholder to reduce the amount due under the settlement note payable (see further discussion at Note 15, “Commitments and Contingencies”). In August 2004, the Company entered into a payment agreement with Oracle Corporation to pay $272,500 of past due invoices over a period of five fiscal quarters ending in December 2005. In October 2004, a settlement for $50,000 was entered into with a landlord for early termination of a lease of office space in Oklahoma City. In November 2004, a settlement for $30,000 was entered into with a landlord for early termination of a lease of office space in Austin. Of the remaining settlements, $500,000 bears interest of 6% and is due and payable within twenty-four months of execution, $157,800 bears interest of 10% and is due and payable within 40 months of execution, and $601,300 bears no interest and is due and payable within four months to twelve months of execution. As of December 31, 2004, the balance remaining due and outstanding is $1,035,055, including past due amounts of $454,400, and is classified as “Settlement notes payable” in the accompanying consolidated balance sheets.

Future maturities of settlement notes payable are as follows at December 31, 2004:

2005	$949,650
2006	49,534
2007	35,871

Total	$1,035,055

10. CAPITAL LEASE OBLIGATIONS

In July 2004, the Company entered into an addendum to a matured operating lease with GE Capital Corporation to finance the purchase of furniture and equipment for approximately $185,000. The addendum provides for financing of the amount due for a term of 24 months, at 9.5% interest, with a purchase option of $1 upon full payment. A payment of $20,000 was paid upon signing of the addendum and a payment of $10,000 was paid in July 2004. There are 22 additional payments of $7,758, each due on the first day of each month beginning on August 1, 2004 and continuing through May 1, 2006. As of December 31, 2004, the balance remaining due and outstanding is $122,900 and is included in “Capital lease obligations” in the accompanying consolidated balance sheets.

In August and October 2004, the Company entered into four agreements to lease computer equipment. The agreements require monthly payments totaling $2,677 for a term of 36 months and provide a purchase option of $1 at the termination of the leases. As of December 31, 2004, the balance remaining due and outstanding under the agreements is approximately $71,000 and is included in “Capital lease obligations” in the accompanying consolidated balance sheets.

The Company has two other capital lease obligations with balances due and outstanding of $10,700 as of December 31, 2004.

Future maturities (principal only) of capital lease obligations are as follows at December 31, 2004:

2005	$119,056
2006	68,203
2007	17,398

Total	$204,657

11. LEASE TERMINATION LIABILITY

During 2002, ThinkSpark closed certain offices that had existing lease obligations. The Company has estimated the liability associated with terminating these leases prior to their respective maturity dates. As of December 31, 2004, all but two of the lease terminations have been settled, and one additional settlement of $16,000 remains outstanding. The estimated liability related to these two obligations that has been recorded by the Company totaled approximately $122,000 at December 31, 2004 ($237,000 at December 31, 2003) and is included in “Lease termination liability” in the accompanying consolidated balance sheets. This estimate is based on signed releases, if applicable, or management’s expected liability based on ongoing negotiations. The Company is involved in litigation related to unpaid rent on both of these facilities, however management believes that the Company will be able to settle these claims and that the ultimate remaining liability will approximate $122,000.

12. CERTAIN COMMON STOCK TRANSACTIONS

In June 2003, we issued 121,915 shares of our common stock in connection with the acquisition of ThinkSpark to one of ThinkSpark’s former landlords as security for a promissory note (see Note 15, “Commitments and Contingencies” below). Based upon payments made by us on the promissory note, 32,589 and 44,218 shares were returned to the Company in October 2003 and April 2004, respectively, and are held by the Company as treasury stock.

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

In August 2004, as part of a restructured settlement agreement, we issued 100,000 shares of our common stock to a former employee and shareholder. The shares were valued at $45,000 using the fair value of the Company’s common stock on the date of issuance. The restructured settlement agreement with the former employee and shareholder is discussed further in Note 15, “Commitments and Contingencies.”

13. INCOME TAXES

Temporary differences between the financial reporting and tax basis of assets and liabilities that give rise to deferred income tax assets and liabilities are as follows:

	As of December 31,
	2003	2004
Deferred tax assets
Net operating loss carryforwards	$9,544,337	$11,457,865
Property and equipment	13,343	31,930
Goodwill	333,639	—
Accounts receivable	77,141	60,840
Capital losses carried forward	2,479,931	2,479,931
Other	77,826	76,465

Total deferred tax assets	12,526,217	14,107,031
Deferred tax liabilities
Intangibles	(971,078)	(480,176)

Net deferred tax assets	11,555,139	13,626,855
Valuation allowance	(11,555,139)	(13,626,855)

	$—	$—

Income tax expense differs from the statutory rate as follows:

	As of December 31,
	2003	2004
Income tax benefit at statutory rate	$1,642,414	$3,382,942
Permanent differences	(91,907)	(1,311,226)
Change in valuation allowance, including company acquired in 2003	(1,276,681)	(2,071,716)
Change in prior year estimate	(273,826)	—

	$—	$—

At December 31, 2004, we had net operating loss carryforwards (NOL’s) of approximately $33.7 million, which will expire in 2012 through 2024. However, because of changes in ownership of our common stock, use of these NOL’s of approximately $25.6 million accumulated through 2002 is limited to approximately $115,000 per year. The NOL created in 2004 of approximately $5.6 million has no such limitations.

14. STOCK OPTION PLANS

1996 Employee Stock Option Plan

In April 1996, we adopted the 1996 Stock Option Plan, which was amended most recently in August 2000. As of December 31, 2004, there were options exercisable for 85,000 shares of common stock outstanding under the 1996 Plan, which are held by one optionee, and none available for future grants.

2002 Stock Incentive Plan

In June 2002, the Company adopted the 2002 Stock Incentive Plan, which provides for the issuance of non-qualified stock options and incentive stock options as well as restricted stock awards, unrestricted stock awards, performance stock awards, dividend equivalent rights, stock appreciate rights (in connection with options) and long-term performance awards to eligible employees, officers, independent consultants and directors of the Company and its subsidiaries. As of December 31, 2004, there were 1,734,050 options outstanding under the 2002 Plan (which includes the Transferred Options), of which 1,063,911 were vested, and 3,265,950 shares of our common stock were available for future awards under the 2002 Plan.

Stand-Alone Agreements

During 2001 we issued 50,000 stock options in conjunction with an employment agreement to an executive officer, and during 2002 we issued 215,000 stock options in conjunction with employment agreements to the key management of the acquired companies under stand-alone stock option agreements. As of December 31, 2004, 165,000 remained outstanding and 151,081 are exercisable.

Stock option activity during the periods is indicated as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2002	682,589	$13.70
Granted	1,231,500	1.00
Exercised	—	—
Forfeited	(279,539)	5.81

Balance at December 31, 2003	1,634,550	5.48

Granted	450,000	0.45
Exercised	—	—
Forfeited	(100,500)	11.18

Balance at December 31, 2004	1,984,050	$4.05

At December 31, 2003 and 2004, there were 1,130,743 and 1,299,992 options exercisable, respectively. At December 31, 2004, the weighted-average exercise price and weighted-average remaining contractual life of outstanding options were as follows:

	Outstanding		Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (years)	Number of Options
$ 0.42	350,000	9.38	—
$ 0.55	100,000	9.42	—
$ 1.00	1,060,500	7.43	883,750
$ 4.16	43,550	8.41	36,929
$ 7.53	25,000	7.28	16,500
$ 7.70	50,000	7.19	50,000
$ 15.00	270,000	7.01	227,813
$ 23.10	85,000	5.55	85,000

	1,984,050	7.75	1,299,992

As of December 31, 2004, we had 1,452,934 warrants outstanding at an average exercise price of $1.97.

In determining the fair value of options granted for purposes of the SFAS No. 123 pro forma disclosures in Note 1, the Company used the Black-Scholes option pricing model with the weighted-average assumptions: risk-free interest rates of 3.25% in 2003 and 2.25% in 2004; dividend yield of zero; volatility of 151% in 2003 and 591% in 2004; and expected option lives of ten years in 2003 and 7 years in 2004.

The weighted average fair value of options granted during 2003 and 2004 was $1.00 and $.45 respectively.

At December 31, 2003 and 2004, common stock that would be issued upon conversion of outstanding preferred stock or exercise of stock options and warrants are as follows:

	2003	2004
Preferred stock	7,557,024	—
Stock options	1,634,550	1,984,050
Stock warrants	2,744,189	1,452,934

	11,935,763	3,436,984

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and office equipment under operating leases expiring through 2007. Expense recorded for these leases for the years ended December 31, 2003 and 2004 was approximately $689,000 and $193,000 respectively. Minimum rental commitments under noncancelable operating leases are as follows:

2005	$270,269
2006	240,127
2007	149,871

Total	$660,267

Legal Proceedings

Proceedings Against ThinkSpark

In 2002, a former customer obtained a final judgment against ThinkSpark. The former customer filed a collection suit against ThinkSpark with respect to the judgment in the amount of $940,000, including attorneys’ fees. The former customer also filed a lawsuit against certain of ThinkSpark’s then directors and stockholders with respect to alleged improper repurchases of stock from certain stockholders. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a settlement agreement with the former customer. ThinkSpark agreed to make a cash payment of $18,000 to the former customer and issue a promissory note for $150,000. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 12 months. In exchange, the former customer agreed not to seek to enforce the judgment, to dismiss with prejudice the separate lawsuit, and upon payment in full of the promissory note, to fully release ThinkSpark and the individual defendants from all claims. In August 2004, the Company made a payment of $40,000, which the former customer accepted as final and full payment on the promissory note. As a result, the Company has been released from all claims. As the final payment was less than the amount due on the note payable, a gain on extinguishment of debt of $11,000 was recorded for the difference.

In October 2002, a former employee and shareholder filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive’s acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the individual. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the individual a promissory note in the amount of $169,000, a portion of which represented the merger consideration payable to the former employee and shareholder. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The individual agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants. As no payments have been made on the promissory note since October 2003, the individual attempted to seek a default judgment against the former ThinkSpark directors and stockholders named in the lawsuit, which was avoided as a result of answers filed by those individuals. In August 2004, the Company restructured the settlement obligation to reduce the amount due under the note to $50,000, due and payable in installments within 120 days of execution of the restructured note. As of December 31, 2004, the balance remaining due and outstanding on the restructured settlement obligation under the note is $24,000 and is included in “Current portion – settlement notes payable” in the accompanying consolidated balance sheets. Additionally, as part of the settlement, the Company issued the individual 100,000 shares of our common stock valued at $45,000. As the fair market value of the common stock issued plus the reduced amount of the settlement obligation due under the note was less than the amount owed on the original settlement note at the date of the restructured settlement, a gain on extinguishment of debt of $37,700 was recorded for the difference.

In January 2001, ThinkSpark Limited, a United Kingdom subsidiary of ThinkSpark, entered into a lease for office space in London for a 15-year term. ThinkSpark was required to be a surety on this lease agreement. In October 2002, ThinkSpark Limited ceased operations in the United Kingdom and consequently breached the lease agreement. ThinkSpark Limited is now in liquidation. The landlord filed suit against ThinkSpark in the United Kingdom. In May 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, Axtive executed a promissory note in favor of the landlord for $200,000. The promissory note bears interest at 6% per year and is payable over 12 months. Axtive issued 121,915 restricted shares of our common stock to the landlord as security for the promissory note. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. In October 2003 and April 2004, 32,589 shares and 44,218 shares, respectively, were returned to the Company and are held as treasury stock. In July 2004, the promissory note was paid in full pursuant to its terms, and all remaining shares are expected to be returned and held as treasury stock. As of December 31, 2004, 45,108 shares have been treated as outstanding in the accompanying financial statements and were recorded at par value with an offset to additional paid in capital.

In December 2003, ThinkSpark received notification of a demand for arbitration based on failure to pay for services rendered under a subcontract agreement and for failure to make payments after entering into a $235,000 promissory note in November 2003 with said subcontractor for a portion of the unpaid services. The amount sought was $304,000 plus interest and attorneys’ fees and costs. In April 2004, ThinkSpark entered into a settlement and escrow agreement with the subcontractor and the original contracting party whereby ThinkSpark agreed to escrow $75,000 and the original contracting party agreed to escrow $100,000 pending fulfillment of certain requirements by all parties. As of December 31, 2004, the parties had fulfilled their obligations under the settlement and escrow agreement, all funds were distributed, and all liabilities were satisfied. A $6,000 gain was recorded on the settlement and is included in “Gain/(loss) on the extinguishment of debt” on the accompanying consolidated statements of operations for the year ended December 31, 2004.

ThinkSpark was sued in state court in Cuyahoga County, Ohio, for breach of a November 1998 lease agreement for office space in Cleveland, Ohio, which has been vacated by ThinkSpark. The landlord obtained a judgment in March 2003 for approximately $203,000 plus 10% per year until paid and all costs, including collection costs. The landlord has sought to domesticate the judgment in state court in Texas and ThinkSpark has been served with post-judgment discovery. ThinkSpark has been in discussions with the landlord to settle the judgment; however, we can give no assurance that ThinkSpark will be able to enter into a settlement. Management’s estimate of the potential liability has been recorded at $50,000 and is included in the accompanying consolidated balance sheets as “Lease termination liability” at December 31, 2003 and 2004.

In August 2003, ThinkSpark was sued in Greene County, Ohio for breach of a November 1998 lease agreement extension for office space in Dayton, Ohio, which has been vacated by ThinkSpark. In September 2003, the landlord obtained a judgment for $55,556 plus post-judgment interest of 10% per year until paid and all of the landlord’s costs in connection with the lawsuit. ThinkSpark has been in discussions with the landlord to settle the judgment; however, we can give no assurance that ThinkSpark will be able to enter into a settlement. Management’s estimate of the potential liability has been recorded at $56,000 and is included in the accompanying consolidated balance sheets as “Lease termination liability” at December 31, 2003 and 2004.

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

In December 2003, UDT Consulting, Inc. (“UDT”) was notified by the Texas Workforce Commission (“TWC”) that a former employee had filed documents with that agency claiming wages and benefits of $60,200 were due him from UDT. The Company disputed this claim and formal hearings were conducted by the TWC in 2004 to determine the validity of the claim by the former employee. As a result of these hearings, in December 2004, the TWC issued a final decision in favor of UDT and the wage claim of the former employee was dismissed. Subsequent to December 31, 2004, the Company received notification the former employee had filed suit in a District Court of the State of Texas against TWC and UDT to recover the same wages and benefits which had been claimed with and dismissed by the TWC. We believe that we have strong defenses for this action and, therefore, have not recorded a liability related to such action. We believe the suit filed by the former employee will have no material adverse effect on our financial condition or results of operations.

The Company is involved in other legal proceedings arising in the ordinary course of business and has several judgments totaling approximately $12,000 pending against it. As of December 31, 2004, the judgments are recorded in “Other current liabilities” in the accompanying consolidated balance sheets. In June 2004, one previously recorded judgment for $33,400 was settled for $12,000; the gain is included in “(Gain)/loss on extinguishment of debt” in the accompanying consolidated statements of operations for the year ended December 31, 2004. We do not expect the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows of the Company as a whole. However, depending on the amount and timing, an unfavorable outcome of any such matters could possibly materially affect our future results of operations or cash flow in any particular period.

16. SUBSEQUENT EVENTS (unaudited)

Asset Purchase Agreement with Diversified Corporate Resources, Inc.

On February 1, 2005, the Company entered into an Asset Purchase Agreement to purchase substantially all the assets of Datatek Group Corporation (“Datatek”) from Diversified Corporate Resources, Inc. (“DCRI”), the sole shareholder of Datatek. Pursuant to the terms of the agreement, the Company’s consideration for the acquired assets will be $4.5 million in cash, 15,333,333 shares of the Company’s common stock and the assumption of specified liabilities. The cash purchase price paid at closing may be increased by up to $500,000 based on the amount of Datatek’s accounts receivable. The Company is currently in negotiations with several sources of equity and debt financing, but has yet to finalize the terms of the required financing. The Company estimates the closing date of the acquisition to be on or about April 15, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and principal financial and accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon their evaluation, the CEO and the principal financial and accounting officer concluded that our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Axtive in such reports is accumulated and communicated to the Company’s management, including the CEO and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

Name	Age	Position
Directors and Executive Officers

Graham C. Beachum II	57	Chairman of the Board and Chief Executive Officer

Ron Beneke	60	Director (1)(2)

Paul L. Morris	63	Director (1)

Brad A. Thompson	40	Director (1)(2)

Alan W. Tompkins	43	Director (1)(2)

G.C. “Scooter” Beachum III	35	President and Chief Operating Officer

Other Key Employees

Stephen P. Slay	42	Corporate Controller

(1)	Member of the audit committee
(2)	Member of the compensation committee

Set forth below is a description of the backgrounds of each of our directors, executive officers and key employees.

Graham C. Beachum, II has been a director and the Chairman of the Board and Chief Executive Officer of Axtive since January 2001. From January 2001 to April 2004, he also served as the Company’s President. From January 2000 to December 2000, Mr. Beachum was a private investor. From September 1996 to January 2000, Mr. Beachum was the Chairman and Chief Executive Officer of Axtive Software Corporation, a maker of customer relationship management software that was sold to Remedy Corporation in 2000. Mr. Beachum is the father of Graham C. “Scooter” Beachum III, our President and Chief Operating Officer.

Ron Beneke became a director of Axtive in May 2003 in connection with our additional sale of shares of Series A Preferred Stock. Since he founded the company in April 1992 Mr. Beneke has served as President of Beneke Companies of Texas, Inc., of Dallas, which is a partner of Beneke/Krieg Company of Texas, L.P., a national real estate partnership whose primary business is the acquisition of apartment projects financed with tax-exempt housing bonds. Mr. Beneke’s 28 years of experience in the real estate industry include ten years in legal practice. He spent six years as managing partner of a forty-lawyer firm of which he was a founding member. Mr. Beneke is a member of the Management Committee of Demand Aggregation Solutions, LLC and a member of the Board of Directors of NetLink Transaction Services, LLC. He is a Managing Director of Investment Security Services, L.L.L.P. and serves as Chief Executive Officer of many of its affiliated companies.

Paul L. Morris became a director of Axtive in May 2003 in connection with our additional sale of shares of Series A Preferred Stock. Mr. Morris has been President and CEO of Wagner & Brown, Ltd., a large, closely-held independent oil and gas company headquartered in Midland, Texas since 1994. Prior to joining Wagner & Brown, Mr. Morris served as President of Banner Energy and in management positions with Columbia Gas System. Mr. Morris currently holds Board positions with the Rawls College of Business at Texas Tech University, Memorial Hospital and Medical Center (Midland) and the Petroleum Museum of Midland, where he is President. He is a past President of the Permian Basin Petroleum Association and has served on the Boards of the Midland Chamber of Commerce and United Way. Mr. Morris is the father-in-law of Graham C. “Scooter” Beachum III, our President and Chief Operating Officer.

Bradley A. Thompson became a director of Axtive in May 2003 in connection with our additional sale of shares of Series A Preferred Stock. Mr. Thompson, of St. Croix, U.S. Virgin Islands, has been the Chief Investment Officer and Chief Financial Analyst of Global Capital Advisors, LLC, a fund management firm that is the exclusive advisor to a Bermuda exempt investment fund and a licensed small business investment company, since 1998. Mr. Thompson is the former President of Time Plus of Athens, Georgia, a payroll and accounting firm, and he was also previously the Chief Financial Officer of AAPG, Inc., a specialty retail sporting goods firm. Mr. Thompson began his career with SunTrust, and has also held financial consulting and financial analyst positions with Merrill Lynch and SAFECO Insurance Company of America.

Alan W. Tompkins became a director of Axtive in May 2003 in connection with our additional sale of shares of Series A Preferred Stock. Mr. Tompkins has been Vice President and General Counsel of Unity Hunt, Inc. in Dallas since March 2003. In 2002, Mr. Tompkins practiced law for the firm of Hance Scarborough Wright Ginsberg & Brusilow LLP. Between 1997 and 2001, Mr. Tompkins served as associate general counsel to Richmont Corporation. Mr. Tompkins practiced law in Dallas for more than six years at firms including Weil Gotshal & Manges, with a focus on corporate merger and acquisition transactions, venture capital and private equity investments. Mr. Tompkins has extensive experience in the merchant banking business, where he worked primarily with companies in the manufacturing, distribution, financial and broadcast industries. Mr. Tompkins is a Certified Public Accountant and a former adjunct professor of business law at the Edwin L. Cox School of Business at SMU. He presently serves on the board of directors of the USA Film Festival and on the Judicial Nominating Commission for the City of Dallas.

Graham C. “Scooter” Beachum III became our President and Chief Operating Officer in April 2004. From June 2003 to April 2004, he served as Executive Vice President and General Manager. In June 2003, he was designated an executive officer. Mr. Beachum also served as our Vice President and General Manager from January 2001 to June 2003. Mr. Beachum began his career as the founder of “StreetSmart,” a technology product and pricing report that provided competitive intelligence to Dell Computer Corporation, IBM Corporation, Digital Equipment Corporation and other personal computer companies. In 1993, he sold his first entrepreneurial venture and shortly thereafter founded Axtive Software Corporation, with the development of “ART,” an embedded customer relationship solution that captures customer registration data and initiates ongoing licensing, marketing and service relationships. The “ART” product line was followed by “e.Monogram,” an E-business personalization application suite for business-to-business enterprises. After supporting customer organizations such as IBM and Lotus Development, Axtive Software Corporation’s technology and development operations were acquired by Remedy Corporation in 2000. Mr. Beachum is the son of Graham C. Beachum II and the son-in-law of Paul L. Morris.

Stephen P. Slay has been the Corporate Controller of Axtive since September 2003. He has 18 years of experience in accounting and finance in both public accounting and private industry. Prior to joining Axtive, Mr. Slay spent five years at Network Associates, Inc. where he served as Manager of Channels Finance and Controller of Professional Services.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of the reports filed with the SEC, or written representations of the reporting person, each of Graham C. Beachum III and Bradley A. Thompson was late with respect to one filing by one business day in 2004.

AUDIT COMMITTEE

In January 2005, our audit committee was reconstituted and is composed of our four non-employee directors. We have not yet designated an audit committee financial expert from the members of the audit committee. Although the members of the audit committee are financially literate and sophisticated, we do not believe that any of the current members qualify as an audit committee financial expert as defined by the SEC. Our objective is to fill at least one of the current vacancies on the board with an independent director who would qualify as an audit committee financial expert and serve on the audit committee.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table provides summary information concerning compensation paid by us to our Chief Executive Officer and our executive officers in 2004, if any, who earned more than $100,000 in salary and bonus for all services rendered in all capacities during the fiscal year ended December 31, 2004. We refer to the executive officers listed below as named executive officers. For a list of our current executive officers, see Item 9, “Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act—Directors, Executive Officers and Key Employees.”

Name and Principal Position	Year	Annual Compensation Salary		Long-term Compensation Awards/Securities underlying options (#)
Graham C. Beachum II Chief Executive Officer	2004 2003 2002	$ $ $	148,750 100,000 100,000	— 604,500 —

Graham C. “Scooter” Beachum III President and Chief Operating Officer	2004 2003 2002	$ $ $	150,000 150,000 111,042	— 300,000 —

In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers listed in the table above because the aggregate amount of these perquisites and other personal benefits was less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for the named executive officers in 2004.

No restricted stock awards have been made to the named executive officers listed in the table above.

STOCK OPTIONS GRANTED DURING THE YEAR ENDED DECEMBER 31, 2004

No stock options were granted to the named executive officers during fiscal 2004.

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

None of the named executive officers exercised any stock options during the year ended December 31, 2004. The following table provides information regarding the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2004, and the values of “in-the-money” options, which values represent the positive spread between the exercise price of any such option and the fiscal year end value of our common stock.

	Number of securities underlying unexercised options at fiscal year-end		Value of the unexercised in-the- money options at fiscal year-end
Name	Exercisable #	Unexercisable #	Exercisable $	Unexercisable $
Graham C. Beachum II	625,625	128,875	—	—
Graham C. “Scooter” Beachum III	310,939	64,061	—	—

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

Mr. Beachum is the father of Graham C. “Scooter” Beachum III, our President and Chief Operating Officer.

Graham C. “Scooter” Beachum III . In January 2001, we entered into an employment agreement with Mr. Graham C. “Scooter” Beachum III to serve as our President and Chief Operating Officer. The employment agreement expired on January 2, 2005. The employment agreement provided for Mr. Beachum to receive an annual base salary of $95,000, which would be increased to $165,000 upon the successful conclusion of an equity offering by Axtive of at least $10 million. The annual base salary was to be increased by 5% each fiscal year. Mr. Beachum is currently paid $150,000 annually. In addition, Mr. Beachum was granted options to purchase 750,000 shares of Axtive’s common stock at an exercise price of $1.50 per share, of which 25% vested upon the grant date and the remainder vesting at the rate of 18.75% on January 2 of each successive year. The employment agreement also provided for Mr. Beachum to receive a bonus based on our performance, as determined by the Board of Directors or its Compensation Committee. If terminated without cause, including a change of control (as defined in the employment agreement), the employment agreement provided for Mr. Beachum to receive as severance the amount of his base salary for (i) the remainder of his term of employment, or (ii) six months, whichever period is shorter. The employment agreement contained customary nondisclosure and non-competition covenants, as well as an assignment of inventions.

Mr. Beachum is the son of Graham C. Beachum II and the son-in-law of Paul L. Morris, one of our directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 15, 2005 (the “Ownership Date”) with respect to the beneficial ownership of our common stock by:

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

Person or Group	Shares of Common Stock Beneficially Owned
Directors and Named Executive Officers (1):
Graham C. Beachum II (2)	754,500	1.5%
Ron Beneke (3)	19,698,638	39.8%
Paul Morris	381,361	*
Alan W. Tompkins	—	—
Bradley A. Thompson (4)	11,267,612	22.8%
Graham C. “Scooter” Beachum III (5)	732,121	1.5%
All executive officers and directors as a group (6 persons) (6)	32,834,232	64.8%

Beneficial Owners of 5% or More of Our Outstanding Common Stock :
B/K Venture Capital, LLP (7)	19,698,638	39.8%
GCA Strategic Investment Fund Limited (8)	10,536,728	21.3%
Sandera Partners, L.P. (9)	13,007,242	26.3%
Laurus Master Fund, Ltd. (10)	10,877,203	18.0%

*	Less than 1%
(1)	Except as otherwise noted, the address of each executive officer and director is c/o Axtive Corporation, 5001 LBJ Freeway, Suite 275, Dallas, Texas 75244.
(2)	Includes options to purchase 754,500 shares of common stock that were exercisable on or within 60 days of the Ownership Date.
(3)	Includes shares of common stock directly owned by B/K Venture Capital, L.P.. Mr. Beneke is CEO of B/K Venture Capital, L.P. and, therefore, may be deemed to share voting and investment power with respect to the shares of Common Stock. This filing should not be construed as an admission by Mr. Beneke that he is the beneficial owner of the shares of common stock. Mr. Beneke’s address is c/o B/K Venture Capital, L.P., Grand Galleria, 43-46 Norre Gade, Suite 232, St. Thomas, U.S. Virgin Islands 00802.
(4)	Includes shares of common stock directly owned by Global Capital Funding Group, L.P. and GCA Strategic Investment Fund Limited with respect to which Mr. Thompson shares voting or dispositive power. Mr. Thompson’s address is 227 King Street, Frederiksted, U.S. Virgin Islands 00804.
(5)	Includes (a) 49,768 shares of common stock owned by TSTC International Holding Company, which is wholly owned by Mr. Scooter Beachum, (b) options to purchase 375,000 shares of common stock that were exercisable on or within 60 days of the Ownership Date and (c) 132,500 shares of common stock in which he has an indirect beneficial ownership interest as a result of his membership interest in Beachum Investments, LLC.
(6)	Includes options to purchase a total of 936,564 shares of common stock that were exercisable on or within 60 days of the Ownership Date.
(7)	Includes shares of common stock directly owned by B/K Venture Capital, L.P.. The address of B/K Venture Capital, L.P. is Grand Galleria, 43-46 Norre Gade, Suite 232, St. Thomas, U.S. Virgin Islands 00802.
(8)	The address of GCA Strategic Investment Fund Limited is c/o Prince Management Ltd., Mechanics Building, 12 Church Street, Hamilton, Bermuda HM 11.
(9)	Includes shares of common stock directly owned by Sandera Partners, L.P. The address of Sandera Partners, L.P. is 1601 Elm Street, Suite 4000, Dallas, Texas 75201.
(10)	Includes shares issuable upon conversion of senior secured convertible variable rate term note. The address of Laurus Master Fund, Ltd. is c/o Ironshore Corporate Services Ltd., P.O. Box 1234 G.T., Queensgate House, South Church Street, Grand Cayman, Cayman Islands.

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

Through February 2003, Graham C. Beachum II was the interim Chief Executive Officer of PurchasePooling. In February 2003, the lenders to PurchasePooling (including Axtive) declared the loan to PurchasePooling in default and foreclosed upon the assets of the company. The previous lenders formed a new entity, Demand Aggregation Solutions, LLC (“DAS”), to hold the assets, and Axtive, under a management agreement, has agreed to manage the affairs of DAS in exchange for a management fee of $25,000 per month. We recognized $200,000 and $300,000 in management fees from DAS during 2003 and 2004, respectively. Stemming from Axtive’s participation in the loan, the Company has a 25% membership interest in DAS that is subject to forfeiture if Axtive breaches its obligations under the management agreement. Additionally, the management agreement with DAS obligates Axtive to advance DAS for working capital needs and provides that Axtive is not required to make any advances in excess of $50,000 per month on average nor in excess of $1.2 million in the aggregate over the three year life of the agreement. DAS is to pay all amounts due and owing to Axtive pursuant to the terms of the management agreement from its surplus cash flow and from the aggregate proceeds of any sale of all or substantially all of the assets of DAS. Since the inception of the management agreement, through December 31, 2004, Axtive has provided consulting and software development services to DAS for which Axtive has recorded trade accounts receivable in the amount of $494,700 and advanced DAS $386,600 for other working capital needs. In December 2004, Axtive determined DAS’s ability to generate sufficient cash flow or to sell all or substantially all of the assets of DAS to pay the amounts due was not likely and all amounts due from DAS totaling $1.38 million were written-off.

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

AFFILIATE RELATIONSHIPS IN FINANCING TRANSACTIONS

Until the end of May 2003, J. Keith Benedict and John A. Wagner served as members of our board of directors and were representatives of the investment manager (or its affiliates) of H.W. Capital L.P. Concurrent with the May 2003 financing activities, Alan W. Tompkins became a member of our board of directors. Mr. Tompkins is Vice President and General Counsel of Unity Hunt, Inc., a Texas corporation owned by several trusts. Those trusts hold limited partnership interests in Sandera Partners, L.P., which is one of our stockholders. Sandera was a purchaser of shares of Series A Preferred Stock in April 2002 and May 2003 and a purchaser of our common stock in the February 2004 private offering.

Concurrent with the May 2003 financing activities, Ron Beneke became a member of our board of directors. Mr. Beneke is a member of the management committee of DAS, one of the purchasers of shares of Series A Preferred Stock in May 2003. Mr. Beneke is also a principal of B/K Venture Capital, L.P., one of the purchasers of our common stock in the February 2004 private offering.

In September to December 2003, affiliates of Mr. Beneke made bridge loans to us in the aggregate principal amount of $113,745 which bore interest rates from 6% to 12% per year. In February 2004, we repaid the affiliates all amounts due, plus accrued interest. In January 2004, as part of a December 2003 private offering of 12% promissory notes and warrants, an affiliate of Mr. Beneke purchased a 12% promissory note in the original principal amount of $49,615 and was issued related warrants to purchase common stock. As part of the February 2004 private offering of our common stock, in lieu of converting this 12% promissory note and warrant to common stock, the affiliate elected to be repaid, terminated the warrant, and B/K Venture Capital, L.P. increased the amount of its purchase of common stock by an amount equal to the principal amount of the 12% promissory note. In February 2004, an affiliate of Mr. Beneke made a short-term advance to the Company in the amount of $126,523. The advance was repaid in full in February 2004.

Concurrent with the May 2003 financing activities, Bradley A. Thompson became a member of our board of directors. Mr. Thompson is a director of GCA Strategic Investment Fund Limited and an officer of Global Capital Advisors, Ltd, which is the sole shareholder of the general partner of Global Capital Funding Group, L.P. GCA Strategic Investment Fund Limited purchased shares of Series A Preferred Stock in April 2002 and May 2003. In December 2003, as part of the December 2003 private notes offering, GCA Strategic Investment Fund Limited purchased a 12% promissory note in the original principal amount of $668,463 and was issued related warrants to purchase common stock. As part of the February 2004 private offering of our common stock, GCA Strategic Investment Fund Limited converted its 12% promissory note and related warrants into 8,695,951 shares of our common stock. Global Capital Funding Group, L.P. purchased shares of Series A Preferred Stock in April 2002.

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

Graham C. “Scooter” Beachum III, our President and Chief Operating Officer, and Stanley D. Strifler, former President of ThinkSpark Corporation, are each members of Beachum Investments, LLC, one of the purchasers of shares of Series A Preferred Stock in May 2003. In addition, Scooter Beachum was an individual purchaser of Series A Preferred Stock in May 2003.

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

EMPLOYMENT RELATIONSHIPS

We have entered into employment agreements or employment letters with each of Graham C. Beachum II and Graham C. “Scooter” Beachum III. See Item 10, “Executive Compensation—Employment Contracts and Change-in-Control Arrangements” with respect to the employment arrangements with named executive officers.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this report as required by Item 601 of Regulation S-B.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Visual Edge Systems, Inc. (changing the name of the Company from Visual Edge Systems, Inc. to Edge Technology Group, Inc. among other things) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 1, 2000 and filed with the SEC on September 15, 2000).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Edge Technology Group, Inc. (to effect the 1-for-4 reverse stock split) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report of Form 8-K dated September 1, 2000 and filed with the SEC on September 15, 2000).

3.3	Certificate of Correction to Correct Certain Errors in the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Edge Technology Group, Inc., dated March 18, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2, Registration No. 333-118921, filed with the SEC on September 10, 2004).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Edge Technology Group, Inc., dated March 20, 2002 (increasing the authorized capital stock of the Company) (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form SB-2, Registration No. 333-118921, filed with the SEC on September 10, 2004).

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Edge Technology Group, Inc. (changing the name of the Company from Edge Technology Group to Axtive Corporation) (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 filed with the SEC on November 14, 2002).

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Axtive Corporation (to effect the 1-for-10 reverse stock split) (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Axtive Corporation (to increase number of authorized shares) (filed herewith).

3.8	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on July 23, 2003).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

4.2	Subscription and Securities Purchase Agreement, dated as of May 22, 2003, by and among Axtive, Demand Aggregation Solutions, LLC, Beachum Investments, LLC, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Kerry Osborne, and Graham C. Beachum III (incorporated by reference to Exhibit 3 the Schedule 13D dated May 23, 2003 and filed by Graham C. “Scooter” Beachum III with the SEC on June 5, 2003).

4.3	First Restated Certificate of Designation, Preference and Rights of Series A Convertible Preferred Stock of Axtive Corporation, dated May 23, 2003 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.4	Acknowledgement of Discharge of Indebtedness, Release of Claims and Agreement, dated as of May 22, 2003, by and among Graham C. Beachum II, Graham C. Beachum III, and Axtive (incorporated by reference to Exhibit 1 to the Schedule 13D dated May 23, 2003 and filed by Graham C. Beachum II with the SEC on June 2, 2003).

Exhibit No.	Description
4.5	Acknowledgement of Discharge of Indebtedness, Release of Claims and Agreement, dated as of May 22, 2003, by and among Sandera Partners, L.P. and Axtive (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.6	Registration Rights Agreement, dated May 23, 2003, by and among Axtive, Demand Aggregation Systems, LLC, Beachum Investments, LLC, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Kerry Osborne and Graham C. Beachum III (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.7	Stockholders and Voting Agreement, dated as of May 23, 2003, among Sandera Partners, L.P., Global Capital Funding Group, L.P., GCA Strategic Investment Fund Limited, and Demand Aggregation Solutions, LLC (incorporated by reference to Exhibit 3 the Schedule 13D dated May 23, 2003 and filed by Demand Aggregation Systems, LLC with the SEC on June 20, 2003).

4.8	Form of Warrant to Purchase Common Stock of Axtive Corporation, dated as of May 23, 2003, as issued to May 2003 purchasers of Series A Preferred Stock (incorporated by reference to Exhibit 5 the Schedule 13D dated May 23, 2003 and filed by Graham C. ”Scooter” Beachum III with the SEC on June 5, 2003).

4.9	Restated Registration Rights Agreement, dated May 23, 2002, by and among Axtive, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Global Capital Funding Group, L.P., Paul Morris, Jack Brown, Alex Rankin, U.S. Technology Investors, Inc. and Rex Jobe (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.10	Form of Restated Warrant to Purchase Common Stock of Axtive Corporation, dated as of May 23, 2003, as issued to 2002 purchasers of Series A Preferred Stock (incorporated by reference as Exhibit 4.13 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.11	Subscription Agreement, dated May 22, 2003, by and between Axtive and Graham C. Beachum III (incorporated by reference to Exhibit 4 the Schedule 13D dated May 23, 2003 and filed by Graham C. Beachum III with the SEC on June 5, 2003).

4.12	Subscription and Securities Purchase Agreement, dated as of December 15, 2003, by and among Axtive Corporation, the Reporting Person, Jack E. Brown, Paul Morris, U.S. Technology Investors, LLC, GCA Strategic Investment Fund Limited, and Agincourt, L.P. (incorporated by reference to Exhibit 8 to the Schedule 13D/A dated February 26, 2004 and filed by Graham C. Beachum III with the SEC on March 3, 2004).

4.13	Form of Warrant to Purchase Common Stock of Axtive Corporation, as issued to purchasers of 12% Promissory Notes pursuant to December 15, 2003 Subscription and Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

4.14	Subscription and Securities Purchase Agreement, dated as of February 26, 2004, by and among Axtive Corporation, the Reporting Person, B/K Venture Capital, L.P., Sandera Partners, L.P., W. Robert Dyer, Jr., Jack E. Brown, Paul Morris, U.S. Technology Investors, LLC, GCA Strategic Investment Fund Limited, and Agincourt, L.P. (incorporated by reference to Exhibit 7 to the Schedule 13D dated February 26, 2004 and filed by Graham C. Beachum III with the SEC on March 3, 2004).

4.15	Registration Rights Agreement, dated as February 26, 2004, by and among Axtive Corporation, the Reporting Person, B/K Venture Capital, L.P., Sandera Partners, L.P., W. Robert Dyer, Jr., Jack E. Brown, Paul Morris, U.S. Technology Investors, LLC, GCA Strategic Investment Fund Limited, and Agincourt, L.P. (incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

Exhibit No.	Description
*10.1	Amended and Restated 1996 Stock Option Plan (incorporated by reference to the Company’s 1996 definitive Proxy Statement filed on April 7, 1997).

*10.2	2002 Stock Incentive Plan, adopted effective June 25, 2002 (incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 and filed with the SEC on August 19, 2002).

*10.3	Amendment No. 1 to 2002 Stock Incentive Plan, dated effective as of May 23, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

*10.4	Employment Agreement, dated as of January 2, 2001, between Edge and Graham C. Beachum II (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

*10.5	Amendment No. 1 to Employment Agreement, dated as of April 1, 2004, between the Company and Graham C. Beachum II (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 and filed with the SEC on May 13, 2004).

*10.6	Employment Agreement, dated as of January 2, 2001, between Edge and Graham C. Beachum III (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

*10.7	Employment letter, dated May 9, 2003, between Axtive and Stanley D. Strifler (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

10.8	Management Services Agreement, dated as of February 14, 2003, by and between Axtive and Demand Aggregation Solutions, LLC (incorporated by reference to Exhibit 1 the Schedule 13D dated May 23, 2003 and filed by Demand Aggregation Systems, LLC with the SEC on June 20, 2003).

10.9	Agreement and Plan of Merger, dated April 8, 2002, among Edge, Visionary Acquisition Corp., The Visionary Group, Inc. and The Visionary Group Shareholders (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 16, 2002).

10.10	Agreement and Plan of Merger, dated April 11, 2002, among Edge Technology Group, Inc., Media Resolutions Acquisition Corp., Media Resolutions, Incorporated and Media Resolutions Shareholders (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 16, 2002).

10.11	Agreement and Plan of Merger, dated May 30, 2002, among Edge Technology Group, Inc., VT Acquisition Corp., Virtually There, Inc. and the shareholders of Virtually There, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2002 and filed with the SEC on June 14, 2002).

10.12	Asset Purchase Agreement, dated as of May 31, 2002, by and among Universal Data Technology, Inc., its Shareholders, Edge Technology Group, Inc. and UDT Consulting, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 30, 2002 and filed with the SEC on June 14, 2002).

10.13	Agreement and Plan of Merger by and among Axtive Corporation, Axtive Acquisition Corp., ThinkSpark Corporation and Kerry Osborne dated as of May 23, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2003 and filed with the SEC on June 9, 2003).

10.14	Assignment and Assumption Agreement, dated as of May 27, 2003, among ThinkSpark Corporation, ThinkSpark, L.P., Axtive and Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

Exhibit No.	Description
10.15	Term Loan Agreement, dated as of May 27, 2003, between Axtive and Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

10.16	Debt Exchange Agreement, dated as of May 27, 2003, by and among ThinkSpark Corporation, Axtive and Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

10.17	Warrant to Purchase Common Stock of Axtive Corporation, dated May 27, 2003, and issued to Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

10.18	Bill of Sale and Asset Purchase Agreement, dated as of June 21, 2002, by and between Axtive Software Corporation and Edge (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and filed with the SEC on August 19, 2002).

10.19	Factoring and Security Agreement, dated June 24, 2002, between UDT Consulting, Inc., and Landry Marks Partners, LP (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-QSB for the quarterly period ended June 30, 2002 and filed with the SEC on August 19, 2002).

10.20	Factoring and Security Agreement, dated August 7, 2003, between ThinkSpark L.P., and Landry Marks Partners, LP (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

10.21	Letter of Agreement, dated August 18, 2003, among ThinkSpark Corporation, ThinkSpark, L.P., Landry Marks Partners, LP and Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

10.22	Securities Purchase Agreement, dated July 30, 2004, by and between Axtive Corporation and Laurus Master Fund, Ltd (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2, No. 333-118921, filed with the SEC on September 10, 2004).

10.23	Secured Convertible Term Note, dated July 30, 2004, executed by Axtive Corporation and payable to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2, No. 333-118921, filed with the SEC on September 10, 2004).

10.24	Common Stock Purchase Warrant, dated July 30, 2004, executed by Axtive Corporation to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2, No. 333-118921, filed with the SEC on September 10, 2004).

10.25	Registration Rights Agreement, dated July 30, 2004, by and between Axtive Corporation and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2, No. 333-118921, filed with the SEC on September 10, 2004).

10.26	Restricted Account Agreement, dated July 30, 2004, by and among North Fork Bank, Axtive Corporation and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2, No. 333-118921, Amendment No. 1, filed with the SEC on October 26, 2004).

10.27	Restricted Account Security Agreement, dated July 30, 2004, to Laurus Master Fund, Ltd. from Axtive Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2, No. 333-118921, Amendment No. 1, filed with the SEC on October 26, 2004).

10.28	Asset Purchase Agreement, dated as of February 1, 2005, by and among the Company, Axtive Acquisition Corp., Datatek Group Corporation and Diversified Corporate Resources, Inc. (filed herewith).

Exhibit No.	Description
21.1	Subsidiaries of Axtive (filed herewith).

31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer’s and Principal Financial Officer’s Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KBA Group LLP is our current independent auditor and served as our independent auditor for 2003 and 2004. The fees for all professional services provided to us by our independent auditors during each of the last two fiscal years were as follows:

	2003	2004
Audit Fees	99,350	107,700
Audit-Related Fees	67,575	38,300
Tax Fees	10,000	8,000
All Other Fees	—	—

Total	$176,925	$154,000

Audit Fees. Audit fees consisted principally of audit work performed on the consolidated financial statements and review work on our interim consolidated financial statements.

Audit-Related Fees. Audit-related fees for 2004 consisted of fees related to the preparation of the Registration Statement on Form SB-2 with respect to the shares of our common stock issuable pursuant to the convertible note issued to Laurus in July 2004 and the audit of the 401(k) Plan. Audit-related fees for 2003 related to the acquisition of ThinkSpark and the audit of the 401(k) plan.

Tax Fees. Tax fees consisted of fees related to the preparation of federal and state tax returns.

All Other Fees. We did not pay our independent auditors any other fees during the last two fiscal years.

The audit committee of our board of directors has adopted a written approval policy with respect to both audit and non-audit services. The approval policy requires that the audit committee pre-approve all audit and non-audit services provided to us by our independent auditors. All audit and non-audit services performed in 2004 were pre-approved by the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXTIVE CORPORATION

/s/ GRAHAM C. BEACHUM II
Graham C. Beachum II
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ GRAHAM C. BEACHUM II Graham C. Beachum II	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 31, 2005

/s/ STEPHEN P. SLAY Stephen P. Slay	Corporate Controller (principal financial and accounting officer)	March 31, 2005

/s/ RON BENEKE Ron Beneke	Director	March 31, 2005

Paul L. Morris	Director	March , 2005

/s/ BRAD A. THOMPSON Brad A. Thompson	Director	March 31, 2005

/s/ ALAN W. TOMPKINS Alan W. Tompkins	Director	March 31, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Visual Edge Systems, Inc. (changing the name of the Company from Visual Edge Systems, Inc. to Edge Technology Group, Inc. among other things) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 1, 2000 and filed with the SEC on September 15, 2000).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Edge Technology Group, Inc. (to effect the 1-for-4 reverse stock split) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report of Form 8-K dated September 1, 2000 and filed with the SEC on September 15, 2000).

3.3	Certificate of Correction to Correct Certain Errors in the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Edge Technology Group, Inc., dated March 18, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2, Registration No. No. 333-118921, filed with the SEC on September 10, 2004).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Edge Technology Group, Inc., dated March 20, 2002 (increasing the authorized capital stock of the Company) (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form SB-2, Registration No. No. 333-118921, filed with the SEC on September 10, 2004)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Edge Technology Group, Inc. (changing the name of the Company from Edge Technology Group to Axtive Corporation) (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 filed with the SEC on November 14, 2002).

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Axtive Corporation (to effect the 1-for-10 reverse stock split) (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Axtive Corporation (to increase number of authorized shares) (filed herewith).

3.8	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the SEC on July 23, 2003).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

4.2	Subscription and Securities Purchase Agreement, dated as of May 22, 2003, by and among Axtive, Demand Aggregation Solutions, LLC, Beachum Investments, LLC, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Kerry Osborne, and Graham C. Beachum III (incorporated by reference to Exhibit 3 the Schedule 13D dated May 23, 2003 and filed by Graham C. “Scooter” Beachum III with the SEC on June 5, 2003).

4.3	First Restated Certificate of Designation, Preference and Rights of Series A Convertible Preferred Stock of Axtive Corporation, dated May 23, 2003 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.4	Acknowledgement of Discharge of Indebtedness, Release of Claims and Agreement, dated as of May 22, 2003, by and among Graham C. Beachum II, Graham C. Beachum III, and Axtive (incorporated by reference to Exhibit 1 to the Schedule 13D dated May 23, 2003 and filed by Graham C. Beachum II with the SEC on June 2, 2003).

Exhibit No.	Description
4.5	Acknowledgement of Discharge of Indebtedness, Release of Claims and Agreement, dated as of May 22, 2003, by and among Sandera Partners, L.P. and Axtive (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.6	Registration Rights Agreement, dated May 23, 2003, by and among Axtive, Demand Aggregation Systems, LLC, Beachum Investments, LLC, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Kerry Osborne and Graham C. Beachum III (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.7	Stockholders and Voting Agreement, dated as of May 23, 2003, among Sandera Partners, L.P., Global Capital Funding Group, L.P., GCA Strategic Investment Fund Limited, and Demand Aggregation Solutions, LLC (incorporated by reference to Exhibit 3 the Schedule 13D dated May 23, 2003 and filed by Demand Aggregation Systems, LLC with the SEC on June 20, 2003).

4.8	Form of Warrant to Purchase Common Stock of Axtive Corporation, dated as of May 23, 2003, as issued to May 2003 purchasers of Series A Preferred Stock (incorporated by reference to Exhibit 5 the Schedule 13D dated May 23, 2003 and filed by Graham C. ”Scooter” Beachum III with the SEC on June 5, 2003).

4.9	Restated Registration Rights Agreement, dated May 23, 2002, by and among Axtive, Sandera Partners, L.P., GCA Strategic Investment Fund Limited, Global Capital Funding Group, L.P., Paul Morris, Jack Brown, Alex Rankin, U.S. Technology Investors, Inc. and Rex Jobe (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.10	Form of Restated Warrant to Purchase Common Stock of Axtive Corporation, dated as of May 23, 2003, as issued to 2002 purchasers of Series A Preferred Stock (incorporated by reference as Exhibit 4.13 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

4.11	Subscription Agreement, dated May 22, 2003, by and between Axtive and Graham C. Beachum III (incorporated by reference to Exhibit 4 the Schedule 13D dated May 23, 2003 and filed by Graham C. Beachum III with the SEC on June 5, 2003).

4.12	Subscription and Securities Purchase Agreement, dated as of December 15, 2003, by and among Axtive Corporation, the Reporting Person, Jack E. Brown, Paul Morris, U.S. Technology Investors, LLC, GCA Strategic Investment Fund Limited, and Agincourt, L.P. (incorporated by reference to Exhibit 8 to the Schedule 13D/A dated February 26, 2004 and filed by Graham C. Beachum III with the SEC on March 3, 2004).

4.13	Form of Warrant to Purchase Common Stock of Axtive Corporation, as issued to purchasers of 12% Promissory Notes pursuant to December 15, 2003 Subscription and Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

4.14	Subscription and Securities Purchase Agreement, dated as of February 26, 2004, by and among Axtive Corporation, the Reporting Person, B/K Venture Capital, L.P., Sandera Partners, L.P., W. Robert Dyer, Jr., Jack E. Brown, Paul Morris, U.S. Technology Investors, LLC, GCA Strategic Investment Fund Limited, and Agincourt, L.P. (incorporated by reference to Exhibit 7 to the Schedule 13D dated February 26, 2004 and filed by Graham C. Beachum III with the SEC on March 3, 2004).

Exhibit No.	Description
4.15	Registration Rights Agreement, dated as February 26, 2004, by and among Axtive Corporation, the Reporting Person, B/K Venture Capital, L.P., Sandera Partners, L.P., W. Robert Dyer, Jr., Jack E. Brown, Paul Morris, U.S. Technology Investors, LLC, GCA Strategic Investment Fund Limited, and Agincourt, L.P. (incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

*10.1	Amended and Restated 1996 Stock Option Plan (incorporated by reference to the Company’s 1996 definitive Proxy Statement filed on April 7, 1997).

*10.2	2002 Stock Incentive Plan, adopted effective June 25, 2002 (incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 and filed with the SEC on August 19, 2002).

*10.3	Amendment No. 1 to 2002 Stock Incentive Plan, dated effective as of May 23, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

*10.4	Employment Agreement, dated as of January 2, 2001, between Edge and Graham C. Beachum II (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

*10.5	Amendment No. 1 to Employment Agreement, dated as of April 1, 2004, between the Company and Graham C. Beachum II (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 and filed with the SEC on May 13, 2004).

*10.6	Employment Agreement, dated as of January 2, 2001, between Edge and Graham C. Beachum III (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

*10.7	Employment letter, dated May 9, 2003, between Axtive and Stanley D. Strifler (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

10.8	Management Services Agreement, dated as of February 14, 2003, by and between Axtive and Demand Aggregation Solutions, LLC (incorporated by reference to Exhibit 1 the Schedule 13D dated May 23, 2003 and filed by Demand Aggregation Systems, LLC with the SEC on June 20, 2003).

10.9	Agreement and Plan of Merger, dated April 8, 2002, among Edge, Visionary Acquisition Corp., The Visionary Group, Inc. and The Visionary Group Shareholders (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 16, 2002).

10.10	Agreement and Plan of Merger, dated April 11, 2002, among Edge Technology Group, Inc., Media Resolutions Acquisition Corp., Media Resolutions, Incorporated and Media Resolutions Shareholders (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and filed with the SEC on April 16, 2002).

10.11	Agreement and Plan of Merger, dated May 30, 2002, among Edge Technology Group, Inc., VT Acquisition Corp., Virtually There, Inc. and the shareholders of Virtually There, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2002 and filed with the SEC on June 14, 2002).

10.12	Asset Purchase Agreement, dated as of May 31, 2002, by and among Universal Data Technology, Inc., its Shareholders, Edge Technology Group, Inc. and UDT Consulting, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 30, 2002 and filed with the SEC on June 14, 2002).

Exhibit No.	Description
10.13	Agreement and Plan of Merger by and among Axtive Corporation, Axtive Acquisition Corp., ThinkSpark Corporation and Kerry Osborne dated as of May 23, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2003 and filed with the SEC on June 9, 2003).

10.14	Assignment and Assumption Agreement, dated as of May 27, 2003, among ThinkSpark Corporation, ThinkSpark, L.P., Axtive and Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

10.15	Term Loan Agreement, dated as of May 27, 2003, between Axtive and Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

10.16	Debt Exchange Agreement, dated as of May 27, 2003, by and among ThinkSpark Corporation, Axtive and Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

10.17	Warrant to Purchase Common Stock of Axtive Corporation, dated May 27, 2003, and issued to Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the SEC on July 23, 2003).

10.18	Bill of Sale and Asset Purchase Agreement, dated as of June 21, 2002, by and between Axtive Software Corporation and Edge (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and filed with the SEC on August 19, 2002).

10.19	Factoring and Security Agreement, dated June 24, 2002, between UDT Consulting, Inc., and Landry Marks Partners, LP (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-QSB for the quarterly period ended June 30, 2002 and filed with the SEC on August 19, 2002).

10.20	Factoring and Security Agreement, dated August 7, 2003, between ThinkSpark L.P., and Landry Marks Partners, LP (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

10.21	Letter of Agreement, dated August 18, 2003, among ThinkSpark Corporation, ThinkSpark, L.P., Landry Marks Partners, LP and Merrill Lynch Business Financial Services, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

10.22	Securities Purchase Agreement, dated July 30, 2004, by and between Axtive Corporation and Laurus Master Fund, Ltd (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2, No. 333-118921, filed with the SEC on September 10, 2004).

10.23	Secured Convertible Term Note, dated July 30, 2004, executed by Axtive Corporation and payable to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form SB-2, No. 333-118921, filed with the SEC on September 10, 2004).

10.24	Common Stock Purchase Warrant, dated July 30, 2004, executed by Axtive Corporation to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2, No. 333-118921, filed with the SEC on September 10, 2004).

10.25	Registration Rights Agreement, dated July 30, 2004, by and between Axtive Corporation and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2, No. 333-118921, filed with the SEC on September 10, 2004).

Exhibit No.	Description
10.26	Restricted Account Agreement, dated July 30, 2004, by and among North Fork Bank, Axtive Corporation and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2, No. 333-118921, Amendment No. 1, filed with the SEC on October 26, 2004).

10.27	Restricted Account Security Agreement, dated July 30, 2004, to Laurus Master Fund, Ltd. from Axtive Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2, No. 333-118921, Amendment No. 1, filed with the SEC on October 26, 2004).

10.28	Asset Purchase Agreement, dated as of February 1, 2005, by and among the Company, Axtive Acquisition Corp., Datatek Group Corporation and Diversified Corporate Resources, Inc. (filed herewith).

21.1	Subsidiaries of Axtive (filed herewith).

31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer’s and Principal Financial Officer’s Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan or arrangement.