Form 10QSB
period 2005-03-31
AXTIVE CORP
filed 2005-05-20
CIK 1015172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      |X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                 (972) 560-6328
                           (Issuer's telephone number)


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

      Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of May 1, 2005, the issuer had 49,474,838 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

      Yes |_| No |X|

                       AXTIVE CORPORATION and SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I -- FINANCIAL INFORMATION

        ITEM 1. Financial Statements:

           Consolidated Balance Sheets as of December 31, 2004 and
           March 31, 2005 (unaudited)......................................... 3
           Unaudited Consolidated Statements of Operations for the Three
           Months Ended March 31, 2004 and 2005............................... 4
           Unaudited Condensed Consolidated Statements of Cash Flows for
           the Three Months Ended March 31, 2004 and 2005..................... 5
           Notes to Unaudited Consolidated Financial Statements............... 6

        ITEM 2. Management's Discussion and Analysis or Plan of Operations... 19

        ITEM 3. Controls and Procedures...................................... 24

PART II -- OTHER INFORMATION

        ITEM 1. Legal Proceedings............................................ 25

        ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.. 27

        ITEM 3. Defaults Upon Senior Securities.............................. 28

        ITEM 4. Submission of Matters to a Vote of Security Holders.......... 29

        ITEM 5. Other Information............................................ 29

        ITEM 6. Exhibits and Reports on Form 8-K............................. 29

SIGNATURES................................................................... 31

                       AXTIVE CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,           March 31,
                                                                                       2004                 2005
                                                                                       ----                 ----
                                                                                                         (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                        $     21,728         $      7,853
  Accounts receivable, net of allowance for doubtful accounts of $101,382
    and $95,481 at December 31, 2004 and March 31, 2005 respectively                    824,513              656,888
  Other current assets                                                                  163,841              143,262
                                                                                   ------------         ------------
     Total current assets                                                             1,010,082              808,003

NON-CURRENT ASSETS
  Property and equipment, net                                                           441,965              458,851
  Goodwill, net                                                                       1,755,530            1,755,530
  Intangible assets, net                                                              1,645,897            1,523,461
  Deferred financing fees, net                                                          518,592              478,913
  Other assets                                                                           31,003               31,003
                                                                                   ------------         ------------
     TOTAL ASSETS                                                                  $  5,403,069         $  5,055,761
                                                                                   ============         ============

CURRENT LIABILITIES
  Accounts payable                                                                 $    960,285         $  1,106,624
  Accrued expenses                                                                    1,607,398            1,921,662
  Short-term notes payable                                                              100,000              100,000
  Short-term notes payable - related parties                                              9,824                9,824
  Current portion - long-term debt                                                    4,664,672            4,664,672
  Current portion - settlement notes payable                                            949,650              937,576
  Current portion - capital lease obligations                                           119,056              118,970
  Lease termination liability                                                           122,336              122,336
  Other current liabilities                                                             332,795              323,634
                                                                                   ------------         ------------
     Total current liabilities                                                        8,866,016            9,305,298

NON-CURRENT LIABILITIES
  Settlement notes payable, less current portion                                         85,405               73,480
  Capital lease obligations, less current portion                                        85,601               59,288
                                                                                   ------------         ------------
     Total non-current liabilities                                                      171,006              132,768
                                                                                   ------------         ------------
     TOTAL LIABILITIES                                                                9,037,022            9,438,066

COMMITMENTS AND CONTINGENCIES                                                                --                   --

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 200,000,000 shares authorized, 49,319,550
  issued at December 31, 2004 and 49,596,753 issued at March 31, 2005                   493,196              495,968
Additional paid in capital                                                           55,240,581           55,348,093
Treasury shares (76,807 shares and 76,807 shares at December 31, 2004
  and March 31, 2005, respectively)                                                        (768)                (768)
Accumulated deficit                                                                 (59,366,962)         (60,225,598)
                                                                                   ------------         ------------
  TOTAL STOCKHOLDERS' DEFICIT                                                        (3,633,953)          (4,382,305)
                                                                                   ------------         ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $  5,403,069         $  5,055,761
                                                                                   ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AXTIVE CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  For the Three Months
                                                                                      Ended March 31,
                                                                            ------------------------------
                                                                                 2004              2005
                                                                                 ----              ----

Net revenues                                                                $  2,309,245      $  1,339,261
Cost of revenues                                                              (1,263,670)         (752,257)
                                                                            ------------      ------------
    Gross profit                                                               1,045,575           587,004

Operating expenses
    General and administrative                                                 1,280,703         1,065,239
    Depreciation and amortization                                                367,848           171,550
                                                                            ------------      ------------
    Total operating expenses                                                   1,648,551         1,236,789

                                                                            ------------      ------------
Operating loss                                                                  (602,976)         (649,785)

Other income (expense)
    Interest expense                                                            (765,969)         (220,850)
    Loss on extinguishment of debt                                            (2,813,241)               --
    Gain on sale of property and equipment                                        24,367                --
    Management fees, related party                                                60,000                --
    Other income (expense), net                                                  (10,624)           11,999
                                                                            ------------      ------------
    Total other income (expense), net                                         (3,505,467)         (208,851)

                                                                            ------------      ------------
Net loss                                                                      (4,108,443)         (858,636)

    Provision for preferred stock dividends                                      (91,197)               --
    Gain on payment of preferred stock dividends
      with common stock                                                          353,985                --
                                                                            ------------      ------------
Net loss attributed to common stockholders                                  $ (3,845,655)     $   (858,636)
                                                                            ============      ============

Net loss per share attributed to common stockholders, basic and diluted     $      (0.27)     $      (0.02)
                                                                            ============      ============

Weighted average common shares outstanding, basic and diluted                 14,284,981        49,393,445
                                                                            ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AXTIVE CORPORATION and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          For the Three Months
                                                                                              Ended March 31,
                                                                                       ---------------------------
                                                                                            2004            2005
                                                                                            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used) provided by operating activities                                       $  (820,369)       $ 37,121

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                        (4,403)             --
Proceeds from sale of property and equipment                                                36,632              --
Advances to affiliated company                                                            (129,805)             --
                                                                                       -----------        --------
Net cash used in investing activities                                                      (97,576)             --

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Common Stock                                               1,260,990              --
Payments on long-term debt                                                                 (92,911)             --
Deferred offering cost                                                                                        (597)
Proceeds from related party debt                                                           389,649              --
Payment on related party debt                                                             (293,736)             --
Repayment of settlement notes                                                             (259,955)        (24,000)
Principal payments under capital leases                                                    (42,724)        (26,399)
                                                                                       -----------        --------
Net cash (used) provided by financing activities                                           961,313         (50,996)
                                                                                       -----------        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     43,368         (13,875)

Cash and cash equivalents, beginning of period                                             146,055          21,728
                                                                                       -----------        --------

Cash and cash equivalents, end of period                                               $   189,423        $  7,853
                                                                                       ===========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                                 $    74,791        $     --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Related party notes settled through the issuance of common stock                       $   802,214        $     --
Conversion of preferred stock and related warrants to common stock                     $ 5,871,440        $     --
Fair value of warrants issued in connection with debt financing                        $   583,960        $     --
Fair value of common stock issued as settlement of related party notes and warrants    $ 5,999,683        $     --
Fair value of note warrants exchanged for common stock                                 $ 2,305,886        $     --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AXTIVE CORPORATION and SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      In this Quarterly Report on Form 10-QSB, we will refer to Axtive Corporation, a Delaware corporation, as "Axtive," "Company," "we," "us" and "our." Axtive Corporation was incorporated in Delaware in July 1994 and commenced operations in January 1995. Axtive is a publicly traded company (OTC:
AXTC.OB).

      Our business model is to acquire technology companies that provide professional services and business application software products to middle-market companies. We currently provide system integration, web application development and managed hosting services to government and private sector clients within the United States. Axtive's five acquisitions to date have been consolidated into two business units. The larger business unit is currently operating as ThinkSpark IT Professional Services, an IT services firm specializing in Infrastructure Assurance and Availability, Collaboration and Enterprise Architecture and professional services related to the development, implementation and integration of technology solutions from Oracle Corporation and various industry standard software products. The second business unit is ThinkSpark Web Services and Solutions, a professional services firm providing comprehensive interactive design, custom application development, online marketing and managed hosting services.

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

      In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations and cash flows for the interim dates are not necessarily indicative of the results of operations or cash flows that may be reported for the year ended December 31, 2005. The unaudited consolidated financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 ("Annual Report").

      As disclosed in the Annual Report, the Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. Under APB Opinion No. 25, if the exercise price of an employee's stock option equals or exceeds the fair market value of the Company's stock on the date of grant, no compensation expense is recognized. The Company did not record compensation expense related to the issuance of stock options during the three months ended March 31, 2004 and 2005. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure and amendment of FASB Statement No. 123," net loss and loss per share would have been increased as indicated below:

                                                        For the Three Months
                                                           Ended March 31,
                                                        2004           2005
                                                    -----------     -----------

Net loss attributed to common stockholders
   As reported                                      $(3,845,655)    $  (858,636)
   Stock-based employee compensation expense
     deteremined under the fair value method           (577,788)       (540,862)
                                                    -----------     -----------
   Pro forma                                        $(4,423,443)    $(1,399,498)
                                                    ===========     ===========

Basic and diluted loss per share
    As reported                                          $(0.27)         $(0.02)
    Pro forma                                            $(0.31)         $(0.03)

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supercedes APB Opinion No.
25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective application method described in SFAS 123R. Under the modified prospective method, we will apply the standard to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the effective date will be recognized as compensation expense as the requisite service is rendered after the effective date.

      We are evaluating the impact of adopting SFAS 123R and expect that after adoption we will record non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition or cash flows but may have a significant, adverse effect on our results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by us in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss attributed to common stockholders included above.

2. UNCERTAINTY OF PROPOSED PLAN OF OPERATION

      The Company has suffered recurring losses from operations and has an accumulated deficit of approximately $60.2 million at March 31, 2005. Of this amount, approximately $33.5 million had accumulated through March 31, 2001, and is attributable to the Company's former One-on-One golf video business, which was operated under the name Visual Edge Systems, Inc. An additional approximately $6.2 million reflects impairment charges and bad debts stemming from investments and loans made prior to the Company's creation of its current business plan. Approximately $4.5 million of impairment charges related to goodwill and intangibles were recorded in 2002 through 2004, a loss on debt extinguishment of $2.9 million related to the conversion of notes and warrants to common stock was recorded in 2004, and a write-off of amounts due from a stockholder of $1.4 million were recorded in 2004.

      At March 31, 2005, the Company had cash and cash equivalents of $8,000 and a working capital deficit of $8.5 million. Additionally, at March 31, 2005 we are not in compliance with certain performance covenants under the terms of our debt to Merrill Lynch Business Financial Services, Inc. ("MLBFS") and had past due amounts totaling $858,000 related to the MLBFS debt and certain other settlement notes debt. In December 2004, MLBFS notified us that we are in default of the loan agreement. The amount due to MLBFS is secured by all of the assets of our largest subsidiary, ThinkSpark, and guaranteed by the remaining subsidiaries. See Note 15, "Subsequent Events," for further discussion of the MLBFS debt and other settlement notes debt. We also had estimated federal and state payroll tax obligations of $519,000 at March 31, 2005, including past due amounts, penalties and interest of $422,000. We also have an estimated accrual for interest and penalties, and estimated 401(k) employee withholding obligations of $104,000 at March 31, 2005, including past due amounts of $35,000 and estimated excise taxes and lost earnings for late contributions of $56,000. In addition to the Company's past due amounts with respect to the MLBFS debt and certain other of its settlement notes debt and its outstanding payroll tax and 401(k) obligations, we have past due professional services payments and accounts payable.

      We expect our liquidity to remain tight. We believe our current cash reserves and cash flows generated by our acquired companies will not be sufficient to meet our short-term operating needs or the anticipated needs of the Company's operations for the remainder of 2005. We will look to additional fundraising activities, our current cash reserves and cash flows generated from operations to meet current liquidity requirements. We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. There can be no assurance that future financings can be completed. The Company's inability to obtain adequate additional funding in a timely manner or generate revenue sufficient to offset the operating costs associated with executing our current business plan could have a material adverse effect on the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

      In July 2004, the Company entered into a three-year senior secured convertible variable rate term note, for an aggregate principal amount of $4,000,000 with Laurus Master Fund, Ltd ("Laurus"). To date, no amounts have been borrowed under this note. The net note proceeds of $3.8 million, after payment of fees and expenses, were required to be placed in a restricted cash account under the dominion and control of Laurus. The net note proceeds are solely intended to be used for acquisitions and any release of the proceeds is subject to the approval of Laurus. See Note 8 "Financing Transactions" for further discussion.

      On February 1, 2005, the Company entered into an Asset Purchase Agreement to purchase substantially all the assets of Datatek Group Corporation ("Datatek") from Diversified Corporate Resources, Inc. ("DCRI"), the sole shareholder of Datatek. Pursuant to the terms of the agreement, the Company's consideration for the acquired assets will be $4.5 million in cash, 15,333,333 shares of the Company's common stock and the assumption of specified liabilities. The cash purchase price paid at closing may be increased by up to $500,000 based on the amount of Datatek's accounts receivable. For purposes of the acquisition, the shares of the Company's common stock are valued at $4,600,000. The Asset Purchase Agreement may be terminated at any time by either Axtive or DCRI.

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

      In order to allow for additional time to satisfy the closing conditions, on March 31, 2005, the parties entered into Amendment No. 1 to Asset Purchase Agreement for the purpose of changing (1) the originally scheduled closing date from February 18, 2005 to April 15, 2005, and (2) the date upon which parties may respectively give notice to terminate the Asset Purchase Agreement if the closing has not occurred, from February 18, 2005 to April 30, 2005. As of the date of the filing of this report, closing of the acquisition had not occurred and none of the parties had given notice to terminate the Asset Purchase Agreement.

      The actual closing date may be determined by mutual agreement of the parties following satisfaction of the conditions to closing. The Company cannot give any assurances when the closing will actually occur, if at all.

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

      Our acquisition strategy has been adversely affected by our continuing need for additional financing, which limits our ability to seek and complete acquisitions. Although we entered into the convertible acquisition facility with Laurus in July 2004, our ability to access the facility is subject to approval by Laurus and other restrictions. Further, the accounts receivable and other assets of any acquired entity will be encumbered as security for the repayment of funds distributed from the restricted cash account controlled by Laurus as security. In addition, any equity interests of an acquired entity are required to be pledged to Laurus. We can provide no assurance that we will be able to locate suitable acquisition targets or that we will be able to complete additional acquisitions. Our business plan will succeed only if we are able to identify, acquire and manage additional acquisitions. There can be no assurance that we will be able to implement our business plan, either generally or with respect to completing the proposed acquisition of Datatek's business. Failure to effectively implement our business plan will have a material adverse effect on us.

3. RELATED PARTY TRANSACTIONS

    PurchasePooling Solutions, Inc. and Demand Aggregation Solutions, LLC

      In December 2000, we entered into a management agreement with PurchasePooling Solutions, Inc., ("PurchasePooling") in which PurchasePooling paid us a management fee ranging from $15,000 to $30,000 per month in return for the services provided by our Chief Executive Officer, President and other Axtive employees. In October 2001, we participated in the amount of $400,000 in a syndicated loan to PurchasePooling in the total amount of $1,600,000. The loan was considered impaired and written off by the Company during 2001. In February 2003, the lenders to PurchasePooling (including Axtive) declared the loan to PurchasePooling in default and foreclosed upon the assets of the company. The previous lenders formed a new entity, Demand Aggregation Solutions, LLC ("DAS"), to hold the assets, and Axtive, under a management agreement, agreed to manage the affairs of DAS in exchange for a management fee of $25,000 per month, which began in May 2003. We recognized $75,000 in management fees from DAS during the three months ended March 31, 2004. Of such amount, $15,000 is reflected as a reduction of management salaries and included in "General and administrative" expenses, with the balance reflected as "Management fees, related party" in the accompanying consolidated statements of operations for the three months ended March 31, 2004. Stemming from Axtive's participation in the loan, the Company has a 25% membership interest in DAS that is subject to forfeiture if Axtive breaches its obligations under the management agreement. As this interest was previously written down to zero, the 25% membership interest has no carrying value. Additionally, the management agreement with DAS obligates Axtive to advance DAS amounts for working capital needs and provides that Axtive is not required to make any advances in excess of $50,000 per month on average nor in excess of $1.2 million in the aggregate over the three year life of the agreement. DAS is to pay all amounts due and owing to Axtive pursuant to the terms of the management agreement from its surplus cash flow and from the aggregate proceeds of any sale of all or substantially all of the assets of DAS. Since the inception of the management agreement, through 2004, Axtive provided consulting and software development services to DAS for which Axtive recorded trade accounts receivable in the amount of $494,700, advanced DAS $386,600 for other working capital needs and recorded management fee revenue of $500,000. In December 2004, Axtive determined DAS's ability to generate sufficient cash flow or to sell all or substantially all of the assets of DAS to pay the amounts due was not likely and all amounts due from DAS totaling $1.38 million were written-off. Subsequent to the write-off of amounts due from DAS, Axtive has continued to provide management services and consulting and software development services to DAS as well as to advance funds to DAS for working capital needs. Since collection of any amounts due from DAS has been deemed unlikely, no amounts due from DAS have been recorded by Axtive in 2005.

    Short-term Notes Payable

      As of March 31, 2005, the Company has recorded approximately $10,000 in short-term notes due to certain of its stockholders, which represents interest due on various notes that were settled through the issuance of common stock as part of the February 2004 common stock offering as discussed in Note 8 "Financing Transactions."

4. PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

5. REVENUE RECOGNITION

      The Company earns revenues primarily from providing consulting services. Although the Company provides consulting services under both time-and-material and fixed-price contracts, the majority of our service revenues are recognized under time-and-material contracts as hours and costs are incurred. Revenues from consulting services are recognized when the Company has received a signed agreement, the Company has delivered the services, and collection is considered probable by management. Cost of revenues for consulting services includes salaries, benefits, and other direct expenses related to providing consulting services. Deposits received from customers in advance of the delivery of product or provision of service are included in "Other current liabilities" in the accompanying consolidated balance sheets.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

      Effective January 1, 2002, we adopted SFAS No, 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. In accordance with SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS No. 142, the Company performs an annual impairment test of goodwill. Due to an overall decline in business, of approximately $477,000 of goodwill recorded in the acquisition of Media Resolutions, Inc., $119,000 was written off in September 2003; and of approximately $1.05 million of goodwill recorded in the acquisition of Universal Data Technology, Inc., $100,000 was written off in September 2003, and the balance was written off in December 2003. Due to the termination of ThinkSpark's contract as an Oracle Approved Education Center and an authorized reseller of Oracle education prepaid credits, the purchase price recorded as part of the ThinkSpark acquisition that was allocated to intangible assets and identified as "Oracle partnership" with a carrying value of approximately $303,000 was written off in June 2004. In December 2004, we determined that non-compete agreements with ThinkSpark employees entered into at the time of the ThinkSpark acquisition were not enforceable and, accordingly, had no value. As a result, in December 2004, the purchase price recorded as part of the ThinkSpark acquisition that was allocated to intangible assets and identified as "Non-compete agreements" with a carrying value of approximately $138,000 was written-off. In accordance with SFAS No. 142, during 2004 the Company performed annual impairment tests of goodwill recorded in the acquisitions of Media Resolutions, Inc., Virtually There, Inc. and ThinkSpark Corporation. Based on the results of these tests, it was determined the goodwill recorded in the acquisitions of Media Resolutions, Inc. and Virtually There, Inc. was not impaired. Also as a result of these tests, of the approximately $2.5 million of goodwill recorded in connection with the ThinkSpark Corporation acquisition, $1.8 million was written-off in December 2004. No other events or circumstances have occurred that would indicate the remaining intangibles are impaired.

      Intangible assets consist of the following as of March 31, 2005:

                                                               2005
                                                               ----
                                                  Gross Carrying   Accumulated
                                                      Value        Amortization
                                                  -------------   -------------
Amortizable intangible assets:
    Non-compete agreements                        $     911,040   $     854,542
    Government contracts acquired                     2,316,270         849,307
                                                  -------------   -------------

Total                                             $   3,889,102   $   2,365,641
                                                  =============   =============

Intangible assets not subject to amortization:
    Goodwill                                      $   1,755,530   $          --
                                                  -------------   -------------

      Amortization expense related to the intangible assets totaled $302,489 and $122,436 for the three months ended March 31, 2004 and 2005, respectively. The aggregate estimated future amortization expense for intangible assets remaining as of March 31, 2005 is as follows:

          2005           $  367,302
          2006              489,738
          2007              473,406
          2008              193,015
                         ----------

         Total           $1,523,461
                         ==========

7. LOSS PER SHARE

      Basic loss per share is calculated by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period.

      As of March 31, 2004 and 2005, due to our net losses, all shares of our common stock issuable upon the exercise of outstanding options and warrants have been excluded from the computation of diluted loss per share in the accompanying statements of operations as their impact would be antidilutive. The aggregate number of potentially dilutive instruments including warrants and options excluded from the loss per share calculation for the three months ended March 31, 2004 and 2005 are 2,294,984 and 2,705,859, respectively.

8. FINANCING TRANSACTIONS

    12% Promissory Notes

      In a private notes offering, on December 15, 2003, we issued G.C. "Scooter" Beachum a 12% promissory note in the amount of $13,441 and issued a warrant to purchase 67,205 shares of common stock at a per share price of $1.10. The 12% promissory note had a December 15, 2004 maturity date and was secured by the Company's assets, including stock of its subsidiaries and other equity investments. Interest on the note was payable quarterly, in arrears, on the last day of March, June, September and December of each year until the maturity date, commencing March 31, 2004. The warrant was valued at $11,521 using the Black-Scholes model and was recorded as a debt discount. The debt discount was amortized to interest expense over the term of the note. The note was funded with the proceeds from the repayment of the principal amount plus accrued and unpaid interest of a previous short-term loan. As part of the Private Placement of Common Stock by the Company in February 2004, discussed below, the note (based on the outstanding principal balance) and the related warrant were converted into 174,854 shares of the Company's common stock. The fair market value of the common stock issued in the conversion of this note was $99,666. The value of the warrant, using the Black-Scholes model, on the conversion date was $38,306. As the fair market value of the common stock issued was greater than the amount owed under the note plus the value of the warrant, a loss on extinguishment of debt was recorded for the difference, which totaled $47,919. Upon settlement of this liability, the unamortized debt discount related to the note totaling $9,223 was charged to interest expense.

      On December 15, 2003, as part of the same private notes offering, we issued three of the Company's investors, US Technology Investors LLC, Paul Morris and Jack E. Brown 12% promissory notes in the amounts of $43,900, $20,000 and $56,410, respectively and issued warrants to purchase 219,500, 100,000 and 282,050, respectively, shares of common stock at a per share price of $1.10. The 12% promissory notes and the warrants had the same terms as described above, including security for the notes. The warrants were valued at $35,120, $16,000 and $46,154, respectively, using the Black-Scholes model and were recorded as a debt discount. The debt discount was amortized to interest expense over the term of the note. The proceeds from the issuance of the notes were used for working capital. As part of the February 2004 Private Placement of Common Stock, discussed below, these notes (based on the outstanding principal balances) and the related warrants were converted into 1,565,099 shares of the Company's common stock. The fair market value of the common stock issued in the conversion of these notes was $943,505. The value of the warrants, using the Black-Scholes model, on the conversion date was $362,634. As the fair market value of the common stock issued was greater than the amount owed under the notes plus the value of the warrants, a loss on extinguishment of debt was recorded for the difference, which totaled $460,561. Upon settlement of this liability, the unamortized debt discount related to the notes totaling $78,266 was charged to interest expense.

      On January 15, 2004, as part of the private notes offering begun in December 2003, we issued GCA Strategic Investment Fund Limited a 12% promissory note in the amount of $668,463 and issued a warrant to purchase 3,342,315 shares of common stock at a per share price of $1.10. The 12% promissory note and the warrant had the same terms as described above, including security for the notes. The warrant was valued at $557,971 using the Black-Scholes model and was recorded as a debt discount. The debt discount was amortized to interest expense over the term of the note. The Company received a cash payment of $200,000, with the balance of the note funded with the proceeds from the repayment of the principal amount plus accrued and unpaid interest of previous short-term loans. The proceeds from the issuance of the notes were used for working capital. As part of the February 2004 Private Placement of Common Stock, discussed below, the note (based on the outstanding principal balance) and the related warrant was converted into 8,695,951 shares of the Company's common stock. The fair market value of the common stock issued in the conversion of this note was $4,956,692. The value of the warrant, using the Black-Scholes model, on the conversion date was $1,904,946. As the fair market value of the common stock issued was greater than the amount owed under the note plus the value of the warrant, a loss on extinguishment of debt was recorded for the difference, which totaled $2,383,283. Upon settlement of this liability, the unamortized debt discount related to the note totaling $493,942 was charged to interest expense.

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

    Dividends in Arrears

      As part of the February 2004 private offering, the total of dividends in arrears at February 26, 2004 of $823,221 was converted into shares of common stock. The common shares were valued at $469,236 using the fair market value on the date of conversion. The gain on the payment of preferred stock dividends with common stock totals $353,985 and is included in "Net loss attributed to common stockholders" in the accompanying consolidated statements of operations. Undeclared dividends for the three months ended March 31, 2004, calculated through February 26, 2004, on the preferred shares as of that date totaled $91,197 and are reflected in the computation of net loss attributable to common stockholders in the accompanying consolidated statements of operations.

    Senior Secured Convertible Variable Rate Term Note

      In July 2004, the Company entered into a three-year senior secured convertible variable rate term note, for an aggregate principal amount of $4,000,000 with Laurus Master Fund, Ltd ("Laurus"). To date no amounts have been borrowed under this note. The note bears a variable interest rate of Wall Street Journal Prime plus 2%, with a 6% minimum, subject to possible future adjustments based on our common stock price that may reduce the rate. For the three months ended March 31, 2005, the Company has recorded interest expense of approximately $74,000. The repayment terms consist of monthly amortizing payments of the outstanding principal plus interest, both payable in either cash or Axtive common stock, or a combination thereof. The net note proceeds of $3.8 million, after payment of fees and expenses of $166,500, are required to be placed in a restricted cash account under the dominion and control of Laurus. The net note proceeds are solely intended to be used for acquisitions and any release of the proceeds is subject to the approval of Laurus. The note is secured by the depositary account and any funds distributed from the account will be secured by the accounts receivable and other assets of any acquired company, as well as pledge of its capital stock or other equity. If the Company elects or is required to make payments under the note in cash, the payments will be at 101% of the monthly principal amount due. If the Company satisfies certain conditions to make payments with shares of its common stock, the number of shares will be determined based upon a fixed conversion price of $0.40, which is based upon 102% of the 10-day average closing prices prior to the closing and which will remain fixed for the term of the note subject to adjustments upon the occurrence of certain events. Generally, if the Company elects to prepay all or part of the outstanding principal of the note, it will be subject to substantial prepayment penalties of 20% or 30%. The Company also issued Laurus warrants to purchase 750,000 shares of Axtive common stock at an exercise price equal to 120% of the fixed conversion price, or $0.48 per share. The warrants were valued at $300,000 using the Black-Scholes model and are included in "Deferred financing fees" in the accompanying consolidated balance sheets. In addition to the value of the warrants, other fees and expenses of $294,100 incurred by the Company directly attributable to entering into the note with Laurus, including the $166,500 of expenses deducted from the gross proceeds of the note, have been recorded as "Deferred financing fees" in the accompanying consolidated balance sheets. These deferred financing fees are being amortized over the contractual term of the related note, which is three years.

      The Company also entered into a Registration Rights Agreement, dated July 30, 2004, with Laurus. Pursuant to the terms of the Laurus Registration Rights Agreement, the Company is required to register the shares of common stock issuable upon the conversion of the Laurus note and upon exercise of the Laurus warrants and to cause the registration of the shares to be declared effective no later than 180 days from the date of the Registration Rights Agreement (the "effectiveness date"). In the event the registration is not declared effective by the effectiveness date and until the registration is declared effective, the Company is required to pay Laurus, as liquidated damages and not as a penalty, an amount equal to 1% for each thirty (30)-day period on a daily basis of the original principal amount of the note. The Company did not cause the registration to be declared effective by the effectiveness date and, accordingly, was assessed liquidated damages by Laurus of approximately $85,000 during the three months ended March 31, 2005, which are included in "General and administrative" expenses in the accompanying consolidated statements of operations.

      In March 2005, Laurus elected to convert $50,881 of liquidated damages and accrued and payable interest into 127,203 shares of our common stock.

    Other Common Stock Transactions

      In January 2005, the Company issued an aggregate of 150,000 restricted shares of common stock to the principals of a financial advisor in consideration of financial advisory services. The shares were valued at $60,000, using the fair value of the Company's common stock on the date of issuance.

9. ACCRUED EXPENSES

      Accrued expenses are summarized as follows:

                                                    December 31,       March 31,
                                                        2004             2005
                                                        ----             ----
Professional fees                                   $   44,160        $  117,333
Interest and related fees                              518,077           677,408
Salaries, bonuses and benefits                         193,079           215,897
401(K) amounts                                          94,753           103,779
Payroll taxes                                          425,592           518,987
Other                                                  331,737           288,258
                                                    ----------        ----------
                                                    $1,607,398        $1,921,662
                                                    ==========        ==========

      The Company has an estimated federal and state payroll tax obligation of approximately $519,000 at March 31, 2005. The Company estimated this obligation to be the amounts withheld from employees and the employer portion of Social Security Federal Tax Obligation, including past due amounts of $333,000 from the second and third quarters of 2004 and first quarter of 2005, an estimated accrual of $89,000 for related penalties and interest and current payroll tax obligations of $97,000. The Company additionally had an estimated 401(k) obligation of $104,000 at March 31, 2005. The Company estimated this obligation to be the amounts withheld from employees, including past due amounts of $35,000 from the second quarter and third quarter of 2004, estimated excise taxes and lost earnings of $56,000 due to the 401(k) participants for late contributions made during 2003 and 2004 and current amounts withheld of $13,000.

10. OTHER CURRENT LIABILITIES

    Other current liabilities are summarized as follows:

                                                December 31,    March 31,
                                                    2004          2005
                                                    ----          ----
Liabilities assumed in acquisitions            $     237,879  $     237,879
Customer deposits                                     25,496         25,496
Deferred revenue                                      69,420         60,259
                                               -------------  -------------
                                               $     332,795  $     323,634
                                               =============  =============

11.  LONG-TERM DEBT AND SETTLEMENT NOTES PAYABLE

      Concurrent with the ThinkSpark acquisition, the Company entered into an Assignment and Assumption Agreement to assume $5.0 million of debt of ThinkSpark outstanding with Merrill Lynch Business Financial Services, Inc. ("MLBFS"). As of March 31, 2005, the total amount outstanding is $4.7 million, including past due monthly payments of principal totaling $303,000. The debt is secured by all of the assets of ThinkSpark, although Merrill Lynch agreed to subordinate its liens on up to $1.0 million of accounts receivable of ThinkSpark under certain circumstances. The debt is also guaranteed by the remaining subsidiaries of Axtive. The debt is payable in monthly installments of $55,000 including 6% interest in year one, and monthly installments of $60,000 including 8% interest in year two, with the remaining balance due on June 1, 2005. The Company also issued Merrill Lynch warrants to acquire 500,000 shares of Axtive's common stock at $0.10 per share for a term of 10 years in exchange for Merrill Lynch's assignment to Axtive and settlement of an additional $1.9 million of debt due from ThinkSpark. These warrants were valued at $414,000 using the Black-Scholes model on the date of grant.

      In December 2004, the Company received a written notice of default and demand for payment from MLBFS. The notice states that various unspecified defaults and events of defaults have occurred and are continuing under the loan documents. Accordingly, MLBFS accelerated the full amount of the outstanding debt and notified the Company that the debt was immediately due and payable. During the three months ended March 31, 2005, the Company communicated with MLBFS through legal counsel in an attempt to resolve the outstanding defaults and cause MLBFS to withdraw the notice of acceleration and demand for payment. See Note 15, "Subsequent Events," for further discussion of the MLBFS debt.

      Also concurrent with the ThinkSpark acquisition, the Company entered into various other settlement agreements with former landlords, customers, and employees of ThinkSpark. In April 2004, a mutual release and escrow agreement was entered into with one of the former customers and the related $235,100 promissory note was settled (see further discussion at Note 14, "Legal Proceedings"). In May 2004, an additional settlement totaling $157,800 was entered into with the current landlord for past due 2002 rent and other unpaid expenses. In July 2004, the Company made final and full payment on a settlement note payable to one of the former customers (see further discussion at Note 14, "Legal Proceedings"). In August 2004, the Company restructured a settlement obligation to a former employee and shareholder to reduce the amount due under the settlement note payable (see further discussion at Note 14, "Legal Proceedings"). In August 2004, the Company entered into a payment agreement with Oracle Corporation to pay $272,500 of past due invoices over a period of five fiscal quarters ending in December 2005. In October 2004, a settlement for $50,000 was entered into with a landlord for early termination of a lease of office space in Oklahoma City. In November 2004, a settlement for $30,000 was entered into with a landlord for early termination of a lease of office space in Austin. Of the remaining settlements, $500,000 bears interest of 6% and is due and payable within twenty-four months of execution, $157,800 bears interest of 10% and is due and payable within 40 months of execution, and $551,000 bears no interest and is due and payable within six months to twelve months of execution. As of March 31, 2005, the balance remaining due and outstanding is $1.0 million, including past due amounts of $573,000, and is classified as "Settlement notes payable" in the accompanying consolidated balance sheets. See Note 15, "Subsequent Events," for further discussion of settlement notes payable.

12. CAPITAL LEASE OBLIGATIONS

      In July 2004, the Company entered into an addendum to a matured operating lease with GE Capital Corporation to finance the purchase of furniture and equipment for approximately $185,000. The addendum provides for financing of the amount due for a term of 24 months, at 9.5% interest, with a purchase option of $1 upon full payment. A payment of $20,000 was paid upon signing of the addendum and a payment of $10,000 was paid in July 2004. There are 22 additional payments of $7,758, each due on the first day of each month beginning on August 1, 2004 and continuing through May 1, 2006. As of March 31, 2005, the balance remaining due and outstanding is $102,000 and is included in "Capital lease obligations" in the accompanying consolidated balance sheets.

      In August and October 2004, the Company entered into four agreements to lease computer equipment. The agreements require monthly payments totaling $2,677 for a term of 36 months and provide a purchase option of $1 at the termination of the leases. As of March 31, 2005, the balance remaining due and outstanding under the agreements is approximately $66,000 and is included in "Capital lease obligations" in the accompanying consolidated balance sheets.

      The Company has two other capital lease obligations with balances due and outstanding of $10,000 as of March 31, 2005.

13. LEASE TERMINATION LIABILITY

      During 2002, ThinkSpark closed certain offices that had existing lease obligations. The Company has estimated the liability associated with terminating these leases prior to their respective maturity dates. As of March 31, 2005, all but two of the lease terminations have been settled, and one additional settlement of $16,000 remains outstanding. The estimated liability related to these two obligations that has been recorded by the Company totaled approximately $122,000 at March 31, 2005 and is included in "Lease termination liability" in the accompanying consolidated balance sheets. This estimate is based on signed releases, if applicable, or management's expected liability based on ongoing negotiations. The Company is involved in litigation related to unpaid rent on both of these facilities, however management believes that the Company will be able to settle these claims and that the ultimate remaining liability will approximate $122,000.

14.  LEGAL PROCEEDINGS

    Proceedings Against ThinkSpark

      In 2002, a former customer obtained a final judgment against ThinkSpark. The former customer filed a collection suit against ThinkSpark with respect to the judgment in the amount of $940,000, including attorneys' fees. The former customer also filed a lawsuit against certain of ThinkSpark's then directors and stockholders with respect to alleged improper repurchases of stock from certain stockholders. Effective with Axtive's acquisition of ThinkSpark, ThinkSpark entered into a settlement agreement with the former customer. ThinkSpark agreed to make a cash payment of $18,000 to the former customer and issue a promissory note for $150,000. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 12 months. In exchange, the former customer agreed not to seek to enforce the judgment, to dismiss with prejudice the separate lawsuit, and upon payment in full of the promissory note, to fully release ThinkSpark and the individual defendants from all claims. In August 2004, the Company made a payment of $40,000, which the former customer accepted as final and full payment on the promissory note. As a result, the Company has been released from all claims. As the final payment was less than the amount due on the note payable, a gain on extinguishment of debt of $11,000 was recorded for the difference.

      In October 2002, a former employee and shareholder filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive's acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the individual. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the individual a promissory note in the amount of $169,000, a portion of which represented the merger consideration payable to the former employee and shareholder. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The individual agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants. As no payments were made on the promissory note by Axtive subsequent to entering into the mutual release agreement, the individual attempted to seek a default judgment against the former ThinkSpark directors and stockholders named in the lawsuit, which was avoided as a result of answers filed by those individuals. In August 2004, the Company restructured the settlement obligation to reduce the amount due under the note to $50,000, due and payable in installments within 120 days of execution of the restructured note. In January 2005, the promissory note was paid in full pursuant to the terms of the restructured agreement. Additionally, as part of the settlement, the Company issued the individual 100,000 shares of our common stock valued at $45,000. As the fair market value of the common stock issued plus the reduced amount of the settlement obligation due under the note was less than the amount owed on the original settlement note at the date of the restructured settlement, a gain on extinguishment of debt of $37,700 was recorded for the difference.

      In January 2001, ThinkSpark Limited, a United Kingdom subsidiary of ThinkSpark, entered into a lease for office space in London for a 15-year term. ThinkSpark was required to be a surety on this lease agreement. In October 2002, ThinkSpark Limited ceased operations in the United Kingdom and consequently breached the lease agreement. ThinkSpark Limited is now in liquidation. The landlord filed suit against ThinkSpark in the United Kingdom. In May 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, Axtive executed a promissory note in favor of the landlord for $200,000. The promissory note bears interest at 6% per year and is payable over 12 months. Axtive issued 121,915 restricted shares of our common stock to the landlord as security for the promissory note. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. In October 2003 and April 2004, 32,589 shares and 44,218 shares, respectively, were returned to the Company and are held as treasury stock. In July 2004, the promissory note was paid in full pursuant to its terms, and in April 2005 the remaining 45,108 shares were returned to the Company.

      In December 2003, ThinkSpark received notification of a demand for arbitration based on failure to pay for services rendered under a subcontract agreement and for failure to make payments after entering into a $235,000 promissory note in November 2003 with said subcontractor for a portion of the unpaid services. The amount sought was $304,000 plus interest and attorneys' fees and costs. In April 2004, ThinkSpark entered into a settlement and escrow agreement with the subcontractor and the original contracting party whereby ThinkSpark agreed to escrow $75,000 and the original contracting party agreed to escrow $100,000 pending fulfillment of certain requirements by all parties. In the second quarter of 2004, the parties fulfilled their obligations under the settlement and escrow agreement, all funds were distributed, and all liabilities were satisfied. A $6,000 gain was recorded on the settlement.

      ThinkSpark was sued in state court in Cuyahoga County, Ohio, for breach of a November 1998 lease agreement for office space in Cleveland, Ohio, which has been vacated by ThinkSpark. The landlord obtained a judgment in March 2003 for approximately $203,000 plus 10% per year until paid and all costs, including collection costs. The landlord has sought to domesticate the judgment in state court in Texas and ThinkSpark has been served with post-judgment discovery. ThinkSpark has been in discussions with the landlord to settle the judgment; however, we can give no assurance that ThinkSpark will be able to enter into a settlement. Management's estimate of the potential liability has been recorded at $50,000 and is included in the accompanying consolidated balance sheets as "Lease termination liability" at March 31, 2004 and 2005.

      In August 2003, ThinkSpark was sued in Greene County, Ohio for breach of a November 1998 lease agreement extension for office space in Dayton, Ohio, which has been vacated by ThinkSpark. In September 2003, the landlord obtained a judgment for $55,556 plus post-judgment interest of 10% per year until paid and all of the landlord's costs in connection with the lawsuit. ThinkSpark has been in discussions with the landlord to settle the judgment; however, we can give no assurance that ThinkSpark will be able to enter into a settlement. Management's estimate of the potential liability has been recorded at $56,000 and is included in the accompanying consolidated balance sheets as "Lease termination liability" at March 31, 2004 and 2005.

      In July 2003, ThinkSpark was sued for breach of a lease agreement for office space in Las Vegas, Nevada. The landlord sought damages in excess of $10,000 for one month's rent plus attorney's fees and costs of the suit. In June 2004, we entered into an agreement to settle the suit for $7,000 where, upon full payment, the landlord has agreed to set aside the judgment. In August 2004, full payment pursuant to the terms of the settlement agreement was made and the judgment was set aside.

      See Note 15, "Subsequent Events," for further discussion of legal proceedings against ThinkSpark.

   Other Legal Proceedings

      In February 2004, The Visionary Group, Inc., a now-defunct subsidiary of the Company, was notified by Debt Acquisition Company of America ("DACA") that a bankruptcy claim totaling $48,000 that was sold for $21,600 by The Visionary Group to DACA had been disallowed by the bankruptcy court and DACA was seeking return of the full $21,600. DACA has threatened legal action against The Visionary Group and the Company. The Visionary Group has notified DACA that it ceased business in December 2002 and has no assets or operations. We do not believe that this matter will have a material adverse effect on our financial condition or results of operations.

      In July 2004, two of the Company's subsidiaries, UDT Consulting, Inc. and Virtually There, Inc., received notification from the Trustee of DIC Creditors' Trust that it seeks to obtain reimbursement of avoidable payments on behalf of the Estate of Daisytek, Incorporated. The Trustee claims that transfers in the amounts of approximately $51,000 and $33,000 which were made to UDT Consulting and Virtually There, respectively, were made within 90 days of Daisytek filing for protection under Chapter 11 of the U.S. Bankruptcy Code and that these transfers constitute avoidable preference payments. We believe that we have strong defenses for both claims and, therefore, have not recorded a liability related to such claims. We believe the claims will have no material adverse effect on our financial condition or results of operations.

      In December 2003, UDT Consulting, Inc. ("UDT") was notified by the Texas Workforce Commission ("TWC") that a former employee had filed documents with that agency claiming wages and benefits of $60,200 were due him from UDT. The Company disputed this claim and formal hearings were conducted by the TWC in 2004 to determine the validity of the claim by the former employee. As a result of these hearings, in December 2004, the TWC issued a final decision in favor of UDT and the wage claim of the former employee was dismissed. In February 2005, the Company received notification the former employee had filed suit in a District Court of the State of Texas against TWC and UDT to recover the same wages and benefits which had been claimed with and dismissed by the TWC. We believe that we have strong defenses for this action and, therefore, have not recorded a liability related to such action. We believe the suit filed by the former employee will have no material adverse effect on our financial condition or results of operations.

      The Company is involved in other legal proceedings arising in the ordinary course of business and has several judgments totaling approximately $12,000 pending against it. As of March 31, 2005, the judgments are recorded in "Other current liabilities" in the accompanying consolidated balance sheets. In June 2004, one previously recorded judgment for $33,400 was settled for $12,000. We do not expect the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows of the Company as a whole. However, depending on the amount and timing, an unfavorable outcome of any such matters could possibly materially affect our future results of operations or cash flow in any particular period.

      See Note 15, "Subsequent Events," for further discussion of legal proceedings against Axtive and its subsidiaries.

15. SUBSEQUENT EVENTS

      In April 2005, the Company received notification that Merrill Lynch Business Financial Services, Inc. ("MLBFS") had filed a petition in the District Court of Dallas County, Texas against Axtive and its subsidiaries, as guarantors, for breach of contract for failure to pay amounts claimed due pursuant to the terms of the Assignment and Assumption Agreement discussed in
Note 11, "Long-Term Debt and Settlement Notes Payable." The petition seeks judgment against Axtive and its subsidiaries to pay the full amount of the outstanding debt together with attorneys' fees, interest, and costs of the court. The Company has answered the petition and plans to defend itself against the claims of MLBFS in the petition. Nevertheless, the Company can give no assurances that it will be successful in its defense of the claims against it by MLBFS. If defense of the claims by MLBFS is not successful, the resulting judgment will have a material adverse effect on the financial condition and results of operations of the Company.

      In April 2005, the Company received notification that a vendor with whom the Company had entered into a settlement agreement concurrent with the ThinkSpark acquisition had filed suit against Axtive in the County Court of Dallas County, Texas. The plaintiff claims Axtive is in default on payments to be made pursuant to terms of a promissory note entered into as part of the settlement agreement. The suit seeks judgment against Axtive to pay $500,000 principal on the note payable, together with accrued interest at the rate of 6% per annum, attorneys' fees and all costs of the suit. The Company plans to defend itself against the claims of the plaintiff in the suit. Nevertheless, the Company can give no assurances that it will be successful in its defense of these claims. If defense of the claims by the plaintiff is not successful, the resulting judgment will have a material adverse effect on the financial condition and results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included as Item 1 of this report. This document contains "forward-looking statements" relating to future events or our future financial performance within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and which are intended to be covered by the safe harbors created thereby. These forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements include, without limitation, statements regarding our future capital requirements and our ability to satisfy our capital needs, statements regarding our recent acquisitions, statements regarding our ability to implement our plans to acquire additional companies, and other statements which speak to projections of future conditions or our anticipated performance which contain the words "anticipate", "believe," "expect" and words or phrases of similar import, as they relate to us or our management. You should be aware that these "forward-looking" statements are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the ability to adopt and successfully execute a revised business plan, respond to future business opportunities, and overcome numerous other risks and difficulties generally experienced by early stage business models, including, but not limited to, those factors set forth under the heading "RISK FACTORS" in the Annual Report on Form 10-KSB for our year ended December 31, 2004. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. We expressly undertake no obligation to update these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any written or oral forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

GENERAL

      Our business model is to acquire technology companies that provide professional services and business application software products to middle-market companies. We currently provide system integration, web application development and managed hosting services to government and private sector clients within the United States. Axtive's five (5) acquisitions to date have been consolidated into two business units. The larger business unit is currently operating as ThinkSpark IT Professional Services, an IT services firm specializing in Infrastructure Assurance and Availability, Collaboration and Enterprise Architecture and professional services related to the development, implementation and integration of technology solutions from Oracle Corporation and various industry standard software products. The second business unit is ThinkSpark Web Services and Solutions, a professional services firm providing comprehensive interactive design, custom application development, online marketing and managed hosting services.

      Headquartered in Dallas, Texas, the Company's subsidiaries primarily serve government and private sector clients located in Dallas, Fort Worth, and San Antonio, Texas. Axtive maintains an acquisition strategy that is currently focused upon acquiring IT professional services firms and IT staffing businesses and will continue to broaden its technical capabilities as well as its geographical reach through these acquisitions. Axtive's future acquisitions will also include business application software companies that will give Axtive the capability to deliver proprietary applications through its professional services channel. Axtive offers IT professional services for collaboration, business integration and business intelligence, as well as infrastructure assurance and availability under the brand name ThinkSpark. ThinkSpark assists its clients in harnessing the power of business applications by creating innovative solutions, improving database performance, and managing the quality and availability of IT infrastructure. ThinkSpark maintains technical skills, knowledge and experience focused on the Oracle software application and database technology. ThinkSpark creates customer value by building efficient date centric technology solutions that enable business-to-consumer and business-to-business collaboration. The company primarily provides software development/integration services focused on database programming, which is enhanced by the remote monitoring, and maintenance services that allow clients to maintain high availability for database infrastructure and associated business applications. By actively participating in technology partner programs, ThinkSpark has the knowledge and relationships to provide a full range of advanced e-business consulting and integration services from the middle market of both the private and public sector to Fortune 500 enterprises.

      ThinkSpark Web Services & Solutions ("WSS") provides professional services and application hosting services across multiple technologies. Development services include HTML and Cold Fusion website development, graphic design, streaming video, application interface development, database design and integration and custom scripting. WSS professional services include interactive media planning, site and campaign management, marketing and branding and IT strategy development. WSS operates a dedicated hosting facility located in the InfoMart (Dallas, Texas), providing web hosting, co-location services and application services.

      Our plan of operation for the upcoming months calls for the following:

            o     Operation of the businesses we have acquired to date;
            o Additional fundraising activities to continue our acquisition strategy and fund operational requirements; and
            o Additional acquisitions to fill in our end-to-end ("E2E") offering of business application software products and professional services to meet the needs of middle-market companies.

RESULTS OF OPERATIONS

   Three months ended March 31, 2005 compared to three months ended March 31,
2004

      Net Revenues. Revenues decreased $970,000 to $1.34 million for the three months ended March 31, 2005 from $2.31 million for the three months ended March 31, 2004. The reduction in revenue continues a downward trend the Company experienced in the previous year due to the loss of several contracts and an overall decline in the market, as well as the loss of Oracle education in the second quarter of 2004. Oracle education generated $82,000 of revenue during the three months ended March 31, 2004. Additionally, although the Company provided consulting and software development services to DAS during the three months ended March 31, 2005, no revenue was recorded related to the services provided to DAS during that time period. This is in accordance with the Company's determination, in December 2004, that collection of amounts due from DAS was unlikely and, accordingly, all amounts due from DAS were written-off. During the three months ended March 31, 2004, the Company recorded revenue of $126,000 for consulting and software development services provided to DAS. Despite the downturn in business, the Company was able to manage cost of revenues to keep gross margins relatively flat. Gross margins across all businesses averaged 43.8% during the three months ended March 31, 2005 as compared to 45.3% during the three months ended March 31, 2004.

      General and Administrative Expenses. General and administrative expenses decreased $215,000, or 16.8%, to $1.06 million for the three months ended March 31, 2005 from $1.28 million for the three months ended March 31, 2004. This decrease is due to an overall reduction of overhead costs of the Company as a result of continued efforts by the Company's management to decrease costs in light of the downturn in business discussed in "Net Revenues" above. Management was able to effect the cost reductions by reducing the number of general and administrative employees, closing subsidiary offices and consolidating personnel into existing office space, and negotiating lower insurance premiums.

      Depreciation and Amortization Expenses. Depreciation expense decreased $16,000 to $49,000 for the three months ended March 31, 2005 from $65,000 for the three months ended March 31, 2004. This decrease is primarily related to the sale of office equipment from a number of our subsidiary satellite offices, the write-off of leasehold improvements on the former ThinkSpark main office location and certain assets becoming fully depreciated in 2004. Amortization expense decreased $180,000 to $122,000 for the three months ended March 31, 2005 from $302,000 for the three months ended March 31, 2004. The decrease is due to a non-compete agreement entered into with employees of one of the subsidiaries acquired in 2002 becoming fully amortized in the second quarter of 2004, the full impairment in the second quarter of 2004 of the Oracle partnership agreement and the full impairment in the fourth quarter of 2004 of non-compete agreements entered into with former ThinkSpark employees.

      Interest Expense. Interest expense decreased $545,000 to $221,000 for the three months ended March 31, 2005 from $766,000 for the three months ended March 31, 2004. Interest expense for the three months ended March 31, 2005 reflects $74,000 of interest expense on the senior secured convertible variable rate term note entered into with Laurus, $45,000 of amortization of deferred financing fees recorded in conjunction with the three-year senior secured convertible variable rate term note entered into with Laurus, $88,000 of interest expense on the installment note and $14,000 of interest related to settlement agreements and capital lease obligations. Interest expense for the three months ended March 31, 2004 reflects primarily interest expense relating to the amortization of debt discounts totaling $693,000 and $73,000 of interest expense on the installment note and settlement agreements entered into as a result of the ThinkSpark acquisition.

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

      Management Fees. Management fees for the three months ended March 31, 2004 consist of fees we received from Demand Aggregation Solutions, LLC ("DAS") for services of our Chief Executive Officer, President and other Axtive employees to manage the day-to-day affairs of DAS. In December 2004, Axtive determined DAS's ability to generate sufficient cash flow or to sell all or substantially all of the assets of DAS to pay the amounts due, including those for management services provided by Axtive, was not likely and all amounts due from DAS were written-off. Subsequent to the write-off of amounts due from DAS, Axtive has continued to provide management services to DAS. Since collection of any amounts due from DAS has been deemed unlikely, no management fees due from DAS have been recorded by Axtive in 2005. See Note 3, "Related Party Transactions," to our consolidated financial statements included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2005, we had cash and cash equivalents of $8,000 and a working capital deficit of $8.5 million, compared to cash and cash equivalents of $22,000 and a working capital deficit of $7.9 million at December 31, 2004. During the three months ended March 31, 2005, net cash provided from operating activities was $37,121 net cash used in investing activities was $0 and net cash used in financing activities was $50,996, for a total decrease in cash and cash equivalents for the period of $13,875. We do not maintain a bank credit facility.

      At April 30, 2005, we had cash and cash equivalents of $10,000 and a working capital deficit of $8.5 million.

      The Company has an estimated federal and state payroll tax obligation of approximately $519,000 at March 31, 2005. The Company estimated this obligation to be the amounts withheld from employees and the employer portion of Social Security Federal Tax Obligation, including past due amounts of $333,000 from the second and third quarters of 2004 and first quarter of 2005, an estimated accrual of $89,000 for related penalties and interest and current payroll tax obligations of $97,000. The Company additionally had an estimated 401(k) obligation of $104,000 at March 31, 2005. The Company estimated this obligation to be the amounts withheld from employees, including past due amounts of $35,000 from the second quarter and third quarter of 2004, estimated excise taxes and lost earnings of $56,000 due to the 401(k) participants for late contributions made during 2003 and 2004 and current amounts withheld of $13,000. During the three months ended March 31, 2005, the Company proposed a plan to the Internal Revenue Service ("IRS") whereby the Company would pay monthly installments of $15,500 to the IRS until the Company's obligation for payroll taxes and related penalties and interest was paid in full. This installment plan is contingent upon final approval by the IRS and it is not known if final approval will be received.

      Concurrent with the ThinkSpark acquisition, the Company entered into an Assignment and Assumption Agreement to assume $5.0 million of debt of ThinkSpark outstanding with Merrill Lynch Business Financial Services, Inc. ("MLBFS"). As of March 31, 2005, the amount outstanding was $4.7 million, including past due monthly payments of principal totaling $303,000. The debt assumed is secured by all of the assets of ThinkSpark, although Merrill Lynch agreed to subordinate its liens on up to $1.0 million of accounts receivable of ThinkSpark under certain circumstances. The debt is also guaranteed by the remaining subsidiaries of Axtive. The debt is payable in monthly installments of $55,000 including 6% interest in year one, and monthly installments of $60,000 including 8% interest in year two, with the remaining balance due on June 1, 2005. In December 2004, the Company received a written notice of default and demand for payment from MLBFS. The notice states that various unspecified defaults and events of defaults have occurred and are continuing under the loan documents. Accordingly, MLBFS accelerated the full amount of the outstanding debt and notified the Company that the debt was immediately due and payable. During the three months ended March 31, 2005, the Company communicated with MLBFS through legal counsel in an attempt to resolve the outstanding defaults and cause MLBFS to withdraw the notice of acceleration and demand for payment. In April 2005, the Company received notification that MLBFS had filed a petition in the District Court of Dallas County, Texas against Axtive and its subsidiaries, as guarantors, for breach of contract for failure to pay amounts claimed due pursuant to the terms of the Assignment and Assumption Agreement. The petition seeks judgment against Axtive and its subsidiaries to pay the full amount of the outstanding debt together with attorneys' fees, interest, and costs of the court. The Company has answered the petition and plans to defend itself against the claims of MLBFS in the petition. The Company can give no assurances that it will be successful in its defense of the claims against it by MLBFS. If defense of the claims by MLBFS is not successful, the resulting judgment will have a material adverse effect on the financial condition and results of operations of the Company.

      Also concurrent with the ThinkSpark acquisition, the Company entered into various other settlement agreements with former landlords, customers, and employees of ThinkSpark. In April 2004, a mutual release and escrow agreement was entered into with one of the former customers and the related $235,100 promissory note was settled (see further discussion at Note 14, "Legal Proceedings", to our consolidated financial statements included elsewhere in this report). In May 2004, an additional settlement totaling $157,800 was entered into with the current landlord for past due 2002 rent and other unpaid expenses. In July 2004, the Company made final and full payment on a settlement note payable to one of the former customers (see further discussion at Note 14, "Legal Proceedings", to our consolidated financial statements included elsewhere in this report). In August 2004, the Company restructured a settlement obligation to a former employee and shareholder to reduce the amount due under the settlement note payable (see further discussion at Note 14, "Legal Proceedings", to our consolidated financial statements included elsewhere in this report). In August 2004, the Company entered into a payment agreement with Oracle Corporation to pay $272,500 of past due invoices over a period of five fiscal quarters. In October 2004, a settlement for $50,000 was entered into with a landlord for early termination of a lease of office space in Oklahoma City. In November 2004, a settlement for $30,000 was entered into with a landlord for early termination of a lease of office space in Austin. Of the remaining settlements, $500,000 bears interest of 6% and is due and payable within twenty-four months of execution, $157,800 bears interest of 10% and is due and payable within 40 months of execution, and $551,000 bears no interest and is due and payable within six months to twelve months of execution. As of March 31, 2005, the balance remaining due and outstanding is $1.0 million, including past due amounts of $573,000, and is classified as "Settlement notes payable" in the consolidated balance sheets included in this report. In April 2005, the Company received notification that a vendor with whom the Company had entered into a settlement agreement concurrent with the ThinkSpark acquisition had filed suit against Axtive in the County Court of Dallas County, Texas. The plaintiff claims Axtive is in default on payments to be made pursuant to terms of a promissory note entered into as part of the settlement agreement. The suit seeks judgment against Axtive to pay $500,000 principal on the note payable, together with accrued interest at the rate of 6% per annum, attorneys' fees and all costs of the suit. The Company plans to defend itself against the claims of the plaintiff in the suit. The Company can give no assurances that it will be successful in its defense of these claims. If defense of the claims by the plaintiff is not successful, the resulting judgment will have a material adverse effect on the financial condition and results of operations of the Company.

      In July 2004, the Company entered into an addendum to a matured operating lease with GE Capital Corporation to finance the purchase of furniture and equipment for approximately $185,000. The addendum provides for financing of the amount due for a term of 24 months, at 9.5% interest, with a purchase option of $1.00 upon full payment. A payment of $20,000 was paid upon signing of the addendum and a payment of $10,000 was paid in July 2004. There are 22 additional payments of $7,758, each due on the first day of each month beginning on August 1, 2004 and continuing through May 1, 2006. As of March 31, 2005, the balance remaining due and outstanding is $102,000 and is included in "Capital lease obligations" in the consolidated balance sheets included in this report.

      During late 2003 and early 2004, in a private notes offering (see further discussion at Note 8, "Financing Transactions," to our consolidated financial statements included elsewhere in this report), we issued 12% promissory notes totaling approximately $852,000 to several of the Company's investors and issued warrants to purchase 4,259,145 shares of common stock at a per share price of $1.10. Of the $852,000, we received approximately $370,000 in cash with the balance funded with the proceeds from the repayment of the principal amounts plus accrued and unpaid interest of previous short-term notes. The proceeds from these notes were used for working capital and general corporate purposes. As part of a private common stock offering by the Company in February 2004 (see further discussion at Note 8, "Financing Transactions," to our consolidated financial statements included elsewhere in this report), all but one of the 12% promissory notes totaling approximately $802,000 and the related warrants were converted into 10,435,903 shares of the Company's common stock. The remaining note, of approximately $50,000, and all accrued and unpaid interest was paid in full in February 2004 and the related warrant was forfeited.

      During the period February to December 2004, as part of the February 2004 private offering as described under "Unregistered Sales of Equity Securities and Use of Proceeds," we issued 39,375,641 shares of our common stock to several of the Company's existing investors at $0.07687 per share. We received cash proceeds of approximately $2.2 million, all of which was used for working capital and general corporate purposes.

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

      In addition to the Company's past due amounts with respect to the MLBFS debt and certain other of its settlement notes debt and its outstanding payroll tax and 401(k) obligations, we have past due professional services payments and accounts payable. We expect our liquidity to remain tight. We believe our current cash reserves and cash flows generated by our acquired companies will not be sufficient to meet our short-term operating needs or the anticipated needs of the Company's operations for the remainder of 2005. The Company's inability to obtain adequate additional funding in a timely manner or generate revenue sufficient to offset the operating costs associated with executing our current business plan could have a material adverse effect on the Company's ability to continue as a going concern.

      We have historically financed our operations primarily through the sale of equity securities or instruments convertible into equity securities. There can be no assurance that future financings can be completed, whether at all or in a timely manner to meet our capital requirements.

   Ability to Continue as a Going Concern

      Our independent accountants included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2004, contained in our Annual Report that states that our consolidated financial statements have been prepared assuming that we will continue as a going concern, but that substantial doubt exists as to our ability to do so.

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

THIRD PARTY REPORTS AND PRESS RELEASES

      We do not make financial forecasts or projections nor do we endorse the financial forecasts or projections of third parties or comment on the accuracy of third-party reports. We do not participate in the preparation of the reports or the estimates given by analysts. Analysts who issue financial reports are not privy to non-public financial information. Any purchase of our securities based on financial estimates provided by analysts or third parties is done entirely at the risk of the purchaser. We periodically issue press releases to update stockholders on new developments at Axtive and our business. These releases may contain certain `forward-looking statements" relating to future events or our future financial performance within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and which are intended to be covered by the safe harbors created thereby. Readers are cautioned that such statements are only predictions and that actual events or results may materially differ with those statements. In evaluating such statements, readers should specifically consider the various risk factors and other information identified that could cause actual results to differ materially from those indicated by the forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and the principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Axtive in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      During the quarter ended March 31, 2005, there were no changes in the Company's internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Proceedings Against ThinkSpark

      In 2002, a former customer obtained a final judgment against ThinkSpark. The former customer filed a collection suit against ThinkSpark with respect to the judgment in the amount of $940,000, including attorneys' fees. The former customer also filed a lawsuit against certain of ThinkSpark's then directors and stockholders with respect to alleged improper repurchases of stock from certain stockholders. Effective with Axtive's acquisition of ThinkSpark, ThinkSpark entered into a settlement agreement with the former customer. ThinkSpark agreed to make a cash payment of $18,000 to the former customer and issue a promissory note for $150,000. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 12 months. In exchange, the former customer agreed not to seek to enforce the judgment, to dismiss with prejudice the separate lawsuit, and upon payment in full of the promissory note, to fully release ThinkSpark and the individual defendants from all claims. In August 2004, the Company made a payment of $40,000, which the former customer accepted as final and full payment on the promissory note. As a result, the Company has been released from all claims.

      In October 2002, a former employee and shareholder filed a suit against ThinkSpark, certain of its subsidiaries, and certain of its directors and shareholders seeking damages in the amount of $612,000 for breach of a severance agreement. Effective with Axtive's acquisition of ThinkSpark, ThinkSpark entered into a mutual release agreement with the individual. In exchange for mutual releases of all claims, ThinkSpark agreed to issue to the individual a promissory note in the amount of $169,000, a portion of which represented the merger consideration payable to the former employee and shareholder. The promissory note bears interest at 6% per year and is payable on a monthly basis amortized over 18 months. The individual agreed to then abate his lawsuit and, upon payment in full of the promissory note, to dismiss all claims against ThinkSpark and the other defendants. As no payments were made on the promissory note by Axtive subsequent to entering into the mutual release agreement, the individual attempted to seek a default judgment against the former ThinkSpark directors and stockholders named in the lawsuit, which was avoided as a result of answers filed by those individuals. In August 2004, the Company restructured the settlement obligation to reduce the amount due under the note to $50,000, due and payable in installments within 120 days of execution of the restructured note. In January 2005, the promissory note was paid in full pursuant to the terms of the restructured agreement. Additionally, as part of the settlement, the Company issued the individual 100,000 shares of our common stock valued at $45,000.

      In January 2001, ThinkSpark Limited, a United Kingdom subsidiary of ThinkSpark, entered into a lease for office space in London for a 15-year term. ThinkSpark was required to be a surety on this lease agreement. In October 2002, ThinkSpark Limited ceased operations in the United Kingdom and consequently breached the lease agreement. ThinkSpark Limited is now in liquidation. The landlord filed suit against ThinkSpark in the United Kingdom. In May 2003, ThinkSpark and the landlord entered into a settlement agreement. Pursuant to the terms of the settlement agreement, and in consideration of the terms of the settlement, Axtive executed a promissory note in favor of the landlord for $200,000. The promissory note bears interest at 6% per year and is payable over 12 months. Axtive issued 121,915 restricted shares of our common stock to the landlord as security for the promissory note. Pursuant to the settlement agreement and the promissory note, the shares will be returned to us at various stages based upon payments made on the promissory note. In October 2003 and April 2004, 32,589 shares and 44,218 shares, respectively, were returned to the Company and are held as treasury stock. In July 2004, the promissory note was paid in full pursuant to its terms, and in April 2005 the remaining 45,108 shares were returned to the Company.

      In December 2003, ThinkSpark received notification of a demand for arbitration based on failure to pay for services rendered under a subcontract agreement and for failure to make payments after entering into a $235,000 promissory note in November 2003 with said subcontractor for a portion of the unpaid services. The amount sought was $304,000 plus interest and attorneys' fees and costs. In April 2004, ThinkSpark entered into a settlement and escrow agreement with the subcontractor and the original contracting party whereby ThinkSpark agreed to escrow $75,000 and the original contracting party agreed to escrow $100,000 pending fulfillment of certain requirements by all parties. In the second quarter of 2004, the parties fulfilled their obligations under the settlement and escrow agreement, all funds were distributed, and all liabilities were satisfied.

      ThinkSpark was sued in state court in Cuyahoga County, Ohio, for breach of a November 1998 lease agreement for office space in Cleveland, Ohio, which has been vacated by ThinkSpark. The landlord obtained a judgment in March 2003 for approximately $203,000 plus 10% per year until paid and all costs, including collection costs. The landlord has sought to domesticate the judgment in state court in Texas and ThinkSpark has been served with post-judgment discovery. ThinkSpark has been in discussions with the landlord to settle the judgment; however, we can give no assurance that ThinkSpark will be able to enter into a settlement. Management's estimate of the potential liability has been recorded at $50,000.

      In August 2003, ThinkSpark was sued in Greene County, Ohio for breach of a November 1998 lease agreement extension for office space in Dayton, Ohio, which has been vacated by ThinkSpark. In September 2003, the landlord obtained a judgment for $55,556 plus post-judgment interest of 10% per year until paid and all of the landlord's costs in connection with the lawsuit. ThinkSpark has been in discussions with the landlord to settle the judgment; however, we can give no assurance that ThinkSpark will be able to enter into a settlement. Management's estimate of the potential liability has been recorded at $56,000.

      In July 2003, ThinkSpark was sued for breach of a lease agreement for office space in Las Vegas, Nevada. The landlord sought damages in excess of $10,000 for one month's rent plus attorney's fees and costs of the suit. In June 2004, we entered into an agreement to settle the suit for $7,000 where, upon full payment, the landlord has agreed to set aside the judgment. In August 2004, full payment pursuant to the terms of the settlement agreement was made and the judgment was set aside.

    Other Legal Proceedings

      In February 2004, The Visionary Group, Inc., a now-defunct subsidiary of the Company, was notified by Debt Acquisition Company of America ("DACA") that a bankruptcy claim totaling $48,000 that was sold for $21,600 by The Visionary Group to DACA had been disallowed by the bankruptcy court and DACA was seeking return of the full $21,600. DACA has threatened legal action against The Visionary Group and the Company. The Visionary Group has notified DACA that it ceased business in December 2002 and has no assets or operations. We do not believe that this matter will have a material adverse effect on our financial condition or results of operations.

      In July 2004, two of the Company's subsidiaries, UDT Consulting, Inc. and Virtually There, Inc., received notification from the Trustee of DIC Creditors' Trust that it seeks to obtain reimbursement of avoidable payments on behalf of the Estate of Daisytek, Incorporated. The Trustee claims that transfers in the amounts of approximately $51,000 and $33,000 which were made to UDT Consulting and Virtually There, respectively, were made within 90 days of Daisytek filing for protection under Chapter 11 of the U.S. Bankruptcy Code and that these transfers constitute avoidable preference payments. We believe that we have strong defenses for both claims and, therefore, have not recorded a liability related to such claims. We believe the claims will have no material adverse effect on our financial condition or results of operations.

      In December 2003, UDT Consulting, Inc. ("UDT") was notified by the Texas Workforce Commission ("TWC") that a former employee had filed documents with that agency claiming wages and benefits of $60,200 were due him from UDT. The Company disputed this claim and formal hearings were conducted by the TWC in 2004 to determine the validity of the claim by the former employee. As a result of these hearings, in December 2004, the TWC issued a final decision in favor of UDT and the wage claim of the former employee was dismissed. In February 2005, the Company received notification the former employee had filed suit in a District Court of the State of Texas against TWC and UDT to recover the same wages and benefits which had been claimed with and dismissed by the TWC. We believe that we have strong defenses for this action and, therefore, have not recorded a liability related to such action. We believe the suit filed by the former employee will have no material adverse effect on our financial condition or results of operations.

      In April 2005, the Company received notification that Merrill Lynch Business Financial Services, Inc. ("MLBFS") had filed a petition in the District Court of Dallas County, Texas against Axtive and its subsidiaries, as guarantors, for breach of contract for failure to pay amounts claimed due pursuant to the terms of an Assignment and Assumption Agreement entered into concurrent with the ThinkSpark acquisition. The petition seeks judgment against Axtive and its subsidiaries to pay the full amount of the outstanding debt together with attorneys' fees, interest, and costs of the court. The Company has answered the petition and plans to defend itself against the claims of MLBFS in the petition. The Company can give no assurances that it will be successful in its defense of the claims against it by MLBFS. If defense of the claims by MLBFS is not successful, the resulting judgment will have a material adverse effect on the financial condition and results of operations of the Company.

      In April 2005, the Company received notification that a vendor with whom the Company had entered into a settlement agreement concurrent with the ThinkSpark acquisition had filed suit against Axtive in the County Court of Dallas County, Texas. The plaintiff claims Axtive is in default on payments to be made pursuant to terms of a promissory note entered into as part of the settlement agreement. The suit seeks judgment against Axtive to pay $500,000 principal on the note payable, together with accrued interest at the rate of 6% per annum, attorneys' fees and all costs of the suit. The Company plans to defend itself against the claims of the plaintiff in the suit. The Company can give no assurances that it will be successful in its defense of these claims. If defense of the claims by the plaintiff is not successful, the resulting judgment will have a material adverse effect on the financial condition and results of operations of the Company.

      The Company is involved in other legal proceedings arising in the ordinary course of business and has several judgments totaling approximately $12,000 pending against it for which liabilities of that amount have been recorded. In June 2004, one previously recorded judgment for $33,400 was settled for $12,000. We do not expect the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows of the Company as a whole. However, depending on the amount and timing, an unfavorable outcome of any such matters could possibly materially affect our future results of operations or cash flow in any particular period.

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

      We also entered into a Registration Rights Agreement, dated July 30, 2004, with Laurus. Pursuant to the terms of the Laurus Registration Rights Agreement, we are required to register the shares of common stock issuable upon the conversion of the Laurus note and upon exercise of the Laurus warrants and to cause the registration of the shares to be declared effective no later than 180 days from the date of the Registration Rights Agreement (the "effectiveness date"). In the event the registration is not declared effective by the effectiveness date and until the registration is declared effective, we are required to pay Laurus, as liquidated damages and not as a penalty, an amount equal to 1% for each thirty (30)-day period on a daily basis of the original principal amount of the note. We did not cause the registration to be declared effective by the effectiveness date and, accordingly, were assessed liquidated damages by Laurus of approximately $85,000 during the three months ended March 31, 2005.

      In March 2005, Laurus elected to convert $50,881 of liquidated damages and accrued and payable interest into 127,203 shares of our common stock. The issuance of the restricted shares of common stock did not involve a public offering. The restricted shares were issued by the Company in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

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

      Pursuant to the terms of the February 2004 Purchase Agreement, two of the existing investors agreed to purchase the additional 15,345,464 shares of common stock on a monthly basis, in varying amounts, from March 2004 to November 2004. The additional purchases by these two investors were established as contractual commitments subject only to our delivery of an appropriate officers' certificate on the scheduled closing date, or other mutually agreed date, which would reaffirm our representations and warranties, fulfillment of customary conditions to closing, and performance of covenants. From March 2004 to December 2004, we received cash proceeds of $1.18 million from these additional purchases, all of which were used for working capital and general corporate purposes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders was held January 11, 2005 at which matters were voted on as follows:

      (1) To elect five Directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified:

                                                 Votes For       Votes Withheld
                                                ------------     --------------
               Graham C. Beachum II              46,701,727           8,706
               Ron Beneke                        46,702,230           8,203
               Paul L. Morris                    46,702,227           8,206
               Bradley A. Thompson               46,702,230           8,203
               Alan W. Tompkins                  46,457,606         252,827

      (2) To amend the Company's Amended and Restated Certificate of Incorporation to increase the total number of shares of common stock that the Company has authority to issue from 100 million to 200 million shares:

               Votes For                                  46,701,324
               Votes Against                                   7,701
               Votes Abstain                                   1,408

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   Exhibit
    Number        Description
-------------    ---------------------------------------------------------------

      3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation of Axtive Corporation (to increase number of authorized shares) (filed herewith).

     10.1 Asset Purchase Agreement, dated as of February 1, 2005, by and among the Company, Axtive Acquisition Corp., Datatek Group Corporation and Diversified Corporate Resources, Inc. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005).

     10.2 Amendment No. 1 to Asset Purchase Agreement by and among the Company, Axtive Acquisition Corp., Datatek Group Corporation and Diversified Corporate Resources, Inc., dated and effective as of March 31, 2005 (filed herewith).

     31.1 Chief Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Principal Financial and Accounting Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Chief Executive Officer's and Principal Financial Officer's Certifications Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      During the three months ended March 31, 2005, the Company filed the following Current Reports on Form 8-K:

      (1) Current Report on Form 8-K filed on January 3, 2005 reporting Axtive had received written notice of default and demand for payment of debt due to Merrill Lynch Business Financial Services ("MLBFS") under an Assignment and Assumption Agreement and related loan documents. The notice stated that various unspecified defaults and events of default have occurred and are continuing to occur and, accordingly, that MLBFS accelerated the full amount of the outstanding debt and that the debt was immediately due and payable.

      (2) Current Report on Form 8-K filed on February 3, 2005 reporting Axtive entered into an Asset Purchase Agreement to purchase substantially all the assets of Datatek Group Corporation ("Datatek") from Diversified Corporate Resources, Inc. ("DCRI"), the sole shareholder of Datatek, subject to receipt of required consents and other customary conditions to closing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXTIVE CORPORATION


By: /s/ STEPHEN P. SLAY
    -------------------
    Stephen P. Slay
    Corporate Controller (principal financial and accounting officer)

May 20, 2005

                                INDEX TO EXHIBITS

  Exhibit
   Number        Description
------------    ----------------------------------------------------------------

      3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation of Axtive Corporation (to increase number of authorized shares) (filed herewith).

     10.1 Asset Purchase Agreement, dated as of February 1, 2005, by and among the Company, Axtive Acquisition Corp., Datatek Group Corporation and Diversified Corporate Resources, Inc. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005).

     10.2 Amendment No. 1 to Asset Purchase Agreement by and among the Company, Axtive Acquisition Corp., Datatek Group Corporation and Diversified Corporate Resources, Inc., dated and effective as of March 31, 2005 (filed herewith).

     31.1        Chief Executive Officer's Certification Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2        Principal Financial and Accounting Officer's
                 Certification Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.

     32.1 Chief Executive Officer's and Principal Financial Officer's Certifications Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.